Form 10-Q
period 2022-09-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2022-11-03
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of September 30, 2022 was:

Exelon Corporation Common Stock, without par value	993,742,030
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,394
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
2021 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022
2021 Recast Form 10-K	The Registrants' Current Report on Form 8-K filed with the SEC on June 30, 2022 to recast Exelon's consolidated financial statements and certain other financial information originally included in the 2021 Form 10-K
Note - of the 2021 Recast Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements in the 2021 Recast Form 10-K
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
CEJA (formerly Clean Energy Law in the Exelon 2021 Form 10-K)	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
CMC	Carbon Mitigation Credit
CODM	Chief Operating Decision Maker(s)
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPP	Deferred Purchase Price
DSIC	Distribution System Improvement Charge
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ETAC	Energy Transition Assistance Charge
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
ICC	Illinois Commerce Commission
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
mmcf	Million Cubic Feet
MW	Megawatt
MWh	Megawatt hour
N/A	Not applicable
NDT	Nuclear Decommissioning Trust
NJBPU	New Jersey Board of Public Utilities
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PP&E	Property, plant, and equipment
PRP	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable Energy Portfolio Standards
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
STRIDE	Maryland Strategic Infrastructure Development and Enhancement Program
TCJA	Tax Cuts and Jobs Act
Transition Bonds	Transition Bonds issued by Atlantic City Electric Transition Funding LLC
ZEC	Zero Emission Credit or Zero Emission Certificate

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. Words such as “could,” “may,” “expects,” “anticipates,” “will,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” "should," and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic, and financial performance, are intended to identify such forward-looking statements.
The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, as well as the items discussed in (1) the 2021 Form 10-K in Part I, ITEM 1A. Risk Factors; (2) the 2021 Recast Form 10-K in (a) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (b) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 17, Commitments and Contingencies; (3) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 13, Commitments and Contingencies; and (4) other factors discussed in filings with the SEC by the Registrants.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$4,557	$4,736	$12,972	$12,344
Natural gas operating revenues	224	174	1,348	1,041
Revenues from alternative revenue programs	64	(47)	92	129
Total operating revenues	4,845	4,863	14,412	13,514
Operating expenses
Purchased power	1,404	1,452	4,152	3,598
Purchased fuel	80	40	524	316
Purchased power and fuel from affiliates	—	317	159	867
Operating and maintenance	1,148	1,187	3,436	3,340
Depreciation and amortization	825	758	2,472	2,253
Taxes other than income taxes	377	353	1,061	983
Total operating expenses	3,834	4,107	11,804	11,357
(Loss) gain on sales of assets and businesses	—	—	(2)	3
Operating income	1,011	756	2,606	2,160
Other income and (deductions)
Interest expense, net	(359)	(318)	(1,044)	(947)
Interest expense to affiliates	(6)	(6)	(19)	(20)
Other, net	122	60	435	190
Total other income and (deductions)	(243)	(264)	(628)	(777)
Income from continuing operations before income taxes	768	492	1,978	1,383
Income taxes	92	35	356	76
Net income from continuing operations after income taxes	676	457	1,622	1,307
Net income from discontinued operations after income taxes (Note 2)	—	772	117	134
Net income	676	1,229	1,739	1,441
Net income attributable to noncontrolling interests	—	26	1	126
Net income attributable to common shareholders	$676	$1,203	$1,738	$1,315

Amounts attributable to common shareholders:
Net income from continuing operations	676	457	1,622	1,307
Net income from discontinued operations	—	746	116	8
Net income attributable to common shareholders	$676	$1,203	$1,738	$1,315

Comprehensive income, net of income taxes
Net income	$676	$1,229	$1,739	$1,441
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	—	(1)	—	(4)
Actuarial loss reclassified to periodic benefit cost	9	56	33	167
Pension and non-pension postretirement benefit plan valuation adjustment	—	14	2	15
Unrealized gain on foreign currency translation	—	(3)	—	(1)
Other comprehensive income	9	66	35	177
Comprehensive income	685	1,295	1,774	1,618
Comprehensive income attributable to noncontrolling interests	—	26	1	126
Comprehensive income attributable to common shareholders	$685	$1,269	$1,773	$1,492

Average shares of common stock outstanding:
Basic	988	979	983	978
Assumed exercise and/or distributions of stock-based awards	1	1	1	1
Diluted(a)	989	980	984	979

Earnings per average common share from continuing operations
Basic	$0.68	$0.47	$1.65	$1.33
Diluted	$0.68	$0.47	$1.65	$1.33

Earnings per average common share from discontinued operations
Basic	$—	$0.76	$0.12	$0.01
Diluted	$—	$0.76	$0.12	$0.01
__________
(a)The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect were none for the three and nine months ended September 30, 2022 and 2021, respectively.
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$1,739	$1,441
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	2,679	6,204
Asset impairments	46	541
Gain on sales of assets and businesses	(8)	(147)
Deferred income taxes and amortization of investment tax credits	256	(45)
Net fair value changes related to derivatives	(59)	(1,244)
Net realized and unrealized losses (gains) on NDT funds	205	(383)
Net unrealized losses on equity investments	16	83
Other non-cash operating activities	265	(293)
Changes in assets and liabilities:
Accounts receivable	(1,049)	(254)
Inventories	(121)	(101)
Accounts payable and accrued expenses	823	354
Option premiums paid, net	(39)	(186)
Collateral received, net	1,456	2,111
Income taxes	3	250
Regulatory assets and liabilities, net	(689)	(367)
Pension and non-pension postretirement benefit contributions	(596)	(602)
Other assets and liabilities	(786)	(3,221)
Net cash flows provided by operating activities	4,141	4,141
Cash flows from investing activities
Capital expenditures	(5,179)	(5,970)
Proceeds from NDT fund sales	488	5,766
Investment in NDT funds	(516)	(5,900)
Collection of DPP	169	3,052
Proceeds from sales of assets and businesses	16	801
Other investing activities	36	40
Net cash flows used in investing activities	(4,986)	(2,211)
Cash flows from financing activities
Changes in short-term borrowings	(335)	(744)
Proceeds from short-term borrowings with maturities greater than 90 days	1,150	1,380
Repayments on short-term borrowings with maturities greater than 90 days	(925)	—
Issuance of long-term debt	5,801	3,406
Retirement of long-term debt	(2,067)	(1,618)
Issuance of common stock	563	—
Dividends paid on common stock	(999)	(1,121)
Acquisition of CENG noncontrolling interest	—	(885)
Proceeds from employee stock plans	26	63
Transfer of cash, restricted cash, and cash equivalents to Constellation	(2,594)	—
Other financing activities	(121)	(93)
Net cash flows provided by financing activities	499	388
(Decrease) increase in cash, restricted cash, and cash equivalents	(346)	2,318
Cash, restricted cash, and cash equivalents at beginning of period	1,619	1,166
Cash, restricted cash, and cash equivalents at end of period	$1,273	$3,484

Supplemental cash flow information
Decrease in capital expenditures not paid	$(147)	$(334)
Increase in DPP	348	2,933
Increase in PP&E related to ARO update	331	574
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$446	$672
Restricted cash and cash equivalents	744	321
Accounts receivable
Customer accounts receivable	2,129	2,189
Customer allowance for credit losses	(341)	(320)
Customer accounts receivable, net	1,788	1,869
Other accounts receivable	1,726	1,068
Other allowance for credit losses	(84)	(72)
Other accounts receivable, net	1,642	996
Inventories, net
Fossil fuel	235	105
Materials and supplies	522	476
Regulatory assets	1,300	1,296
Other	378	387
Current assets of discontinued operations	—	7,835
Total current assets	7,055	13,957
Property, plant, and equipment (net of accumulated depreciation and amortization of $15,517 and $14,430 as of September 30, 2022 and December 31, 2021, respectively)	67,572	64,558
Deferred debits and other assets
Regulatory assets	8,224	8,224
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	2,658	—
Investments	230	250
Other	1,086	885
Property, plant, and equipment, deferred debits, and other assets of discontinued operations	—	38,509
Total deferred debits and other assets	18,828	54,498
Total assets	$93,455	$133,013
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,690	$1,248
Long-term debt due within one year	1,300	2,153
Accounts payable	2,693	2,379
Accrued expenses	1,213	1,137
Payables to affiliates	5	5
Regulatory liabilities	493	376
Mark-to-market derivative liabilities	—	18
Unamortized energy contract liabilities	10	89
Other	1,313	766
Current liabilities of discontinued operations	—	7,940
Total current liabilities	8,717	16,111
Long-term debt	35,283	30,749
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	11,113	10,611
Regulatory liabilities	8,844	9,628
Pension obligations	1,366	2,051
Non-pension postretirement benefit obligations	796	811
Asset retirement obligations	266	271
Mark-to-market derivative liabilities	67	201
Unamortized energy contract liabilities	37	146
Other	1,994	1,573
Long-term debt, deferred credits, and other liabilities of discontinued operations	—	25,676
Total deferred credits and other liabilities	24,483	50,968
Total liabilities	68,873	98,218
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 994 shares and 979 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	20,895	20,324
Treasury stock, at cost (2 shares at September 30, 2022 and December 31, 2021)	(123)	(123)
Retained earnings	4,502	16,942
Accumulated other comprehensive loss, net	(692)	(2,750)
Total shareholders’ equity	24,582	34,393
Noncontrolling interests	—	402
Total equity	24,582	34,795
Total liabilities and shareholders’ equity	$93,455	$133,013

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2021	981,291	$20,324	$(123)	$16,942	$(2,750)	$402	$34,795
Net income	—	—	—	597	—	1	598
Long-term incentive plan activity	540	(13)	—	—	—	—	(13)
Employee stock purchase plan issuances	211	9	—	—	—	—	9
Changes in equity of noncontrolling interests	—	—	—	—	—	(7)	(7)
Distribution of Constellation (Note 2)	—	(21)	—	(13,179)	2,023	(396)	(11,573)
Common stock dividends ($0.34/common share)	—	—	—	(332)	—	—	(332)
Other comprehensive income, net of income taxes	—	—	—	—	14	—	14
Balance, March 31, 2022	982,042	$20,299	$(123)	$4,028	$(713)	$—	$23,491
Net income	—	—	—	465	—	—	465
Long-term incentive plan activity	21	10	—	—	—	—	10
Employee stock purchase plan issuances	242	10	—	—	—	—	10
Changes in equity of noncontrolling interests	—	—	—	—	—	—	—
Common stock dividends ($0.34/common share)	—	—	—	(332)	—	—	(332)
Other comprehensive income, net of income taxes	—	—	—	—	12	—	12
Balance, June 30, 2022	982,305	$20,319	$(123)	$4,161	$(701)	$—	$23,656
Net income	—	—	—	676	—	—	676
Long-term incentive plan activity	—	3	—	—	—	—	3
Employee stock purchase plan issuances	275	10	—	—	—	—	10
Issuance of common stock	12,995	563	—	—	—	—	563
Changes in equity of noncontrolling interests	—	—	—	—	—	—	—
Common stock dividends ($0.34/common share)	—	—	—	(335)	—	—	(335)
Other comprehensive income net of income taxes	—	—	—	—	9	—	9
Balance, September 30, 2022	995,575	$20,895	$(123)	$4,502	$(692)	$—	$24,582

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2021
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2020	977,466	$19,373	$(123)	$16,735	$(3,400)	$2,283	$34,868
Net (loss) income	—	—	—	(289)	—	25	(264)
Long-term incentive plan activity	640	5	—	—	—	—	5
Employee stock purchase plan issuances	902	34	—	—	—	—	34
Changes in equity of noncontrolling interests	—	—	—	—	—	(10)	(10)
Common stock dividends ($0.38/common share)	—	—	—	(374)	—	—	(374)
Other comprehensive income, net of income taxes	—	—	—	—	54	—	54
Balance, March 31, 2021	979,008	$19,412	$(123)	$16,072	$(3,346)	$2,298	$34,313
Net income	—	—	—	401	—	75	476
Long-term incentive plan activity	237	24	—	—	—	—	24
Employee stock purchase plan issuances	420	18	—	—	—	—	18
Changes in equity of noncontrolling interests	—	—	—	—	—	(13)	(13)
Common stock dividends ($0.38/common share)	—	—	—	(375)	—	—	(375)
Other comprehensive income, net of income taxes	—	—	—	—	57	—	57
Balance, June 30, 2021	979,665	$19,454	$(123)	$16,098	$(3,289)	$2,360	$34,500
Net Income	—	—	—	1,203	—	26	1,229
Long-term incentive plan activity	94	9	—	—	—	—	9
Employee stock purchase plan issuances	391	18	—	—	—	—	18
Changes in equity of noncontrolling interests	—	—	—	—	—	(13)	(13)
Acquisition of CENG noncontrolling interest	—	1,080	—	—	—	(1,965)	(885)
Deferred tax adjustment related to acquisition of CENG noncontrolling interest	—	(290)	—	—	—	—	(290)
Common stock dividends ($0.38/common share)	—	—	—	(375)	—	—	(375)
Other comprehensive income, net of income taxes	—	—	—	—	66	—	66
Balance, September 30, 2021	980,150	$20,271	$(123)	$16,926	$(3,223)	$408	$34,259

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$1,284	$1,812	$4,359	$4,789
Revenues from alternative revenue programs	88	(32)	163	32
Operating revenues from affiliates	6	9	14	19
Total operating revenues	1,378	1,789	4,536	4,840
Operating expenses
Purchased power	121	610	982	1,472
Purchased power from affiliate	—	93	59	256
Operating and maintenance	286	257	809	752
Operating and maintenance from affiliates	69	73	236	217
Depreciation and amortization	333	304	982	893
Taxes other than income taxes	104	91	289	243
Total operating expenses	913	1,428	3,357	3,833
Loss on sales of assets	—	—	(2)	—
Operating income	465	361	1,177	1,007
Other income and (deductions)
Interest expense, net	(101)	(95)	(298)	(282)
Interest expense to affiliates	(3)	(3)	(10)	(10)
Other, net	14	13	40	35
Total other income and (deductions)	(90)	(85)	(268)	(257)
Income before income taxes	375	276	909	750
Income taxes	84	56	203	141
Net income	$291	$220	$706	$609
Comprehensive income	$291	$220	$706	$609
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$706	$609
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	982	893
Deferred income taxes and amortization of investment tax credits	192	211
Other non-cash operating activities	(89)	95
Changes in assets and liabilities:
Accounts receivable	(351)	(72)
Receivables from and payables to affiliates, net	(54)	(16)
Inventories	(9)	(6)
Accounts payable and accrued expenses	226	(36)
Collateral received, net	69	68
Income taxes	—	(9)
Regulatory assets and liabilities, net	(499)	(250)
Pension and non-pension postretirement benefit contributions	(179)	(176)
Other assets and liabilities	(152)	(126)
Net cash flows provided by operating activities	842	1,185
Cash flows from investing activities
Capital expenditures	(1,801)	(1,723)
Other investing activities	21	20
Net cash flows used in investing activities	(1,780)	(1,703)
Cash flows from financing activities
Changes in short-term borrowings	233	(323)
Issuance of long-term debt	750	1,150
Retirement of long-term debt	—	(350)
Dividends paid on common stock	(434)	(380)
Contributions from parent	503	593
Other financing activities	(10)	(16)
Net cash flows provided by financing activities	1,042	674
Increase in cash, restricted cash, and cash equivalents	104	156
Cash, restricted cash, and cash equivalents at beginning of period	384	405
Cash, restricted cash, and cash equivalents at end of period	$488	$561

Supplemental cash flow information
Decrease in capital expenditures not paid	$(30)	$(118)
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$63	$131
Restricted cash and cash equivalents	342	210
Accounts receivable
Customer accounts receivable	511	647
Customer allowance for credit losses	(74)	(73)
Customer accounts receivable, net	437	574
Other accounts receivable	690	227
Other allowance for credit losses	(18)	(17)
Other accounts receivable, net	672	210
Receivables from affiliates	3	16
Inventories, net	178	170
Regulatory assets	384	335
Other	110	76
Total current assets	2,189	1,722
Property, plant, and equipment (net of accumulated depreciation and amortization of $6,521 and $6,099 as of September 30, 2022 and December 31, 2021, respectively)	27,040	25,995
Deferred debits and other assets
Regulatory assets	2,489	1,870
Goodwill	2,625	2,625
Receivables from affiliates	—	2,761
Receivable related to Regulatory Agreement Units	2,469	—
Investments	6	6
Prepaid pension asset	1,219	1,086
Other	545	405
Total deferred debits and other assets	9,353	8,753
Total assets	$38,582	$36,470
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$233	$—
Accounts payable	876	647
Accrued expenses	351	384
Payables to affiliates	54	121
Customer deposits	104	99
Regulatory liabilities	297	185
Mark-to-market derivative liabilities	—	18
Other	191	133
Total current liabilities	2,106	1,587
Long-term debt	10,517	9,773
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,951	4,685
Regulatory liabilities	6,668	6,759
Asset retirement obligations	146	144
Non-pension postretirement benefits obligations	168	169
Mark-to-market derivative liabilities	67	201
Other	624	592
Total deferred credits and other liabilities	12,624	12,550
Total liabilities	25,452	24,115
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	9,579	9,076
Retained earnings	1,963	1,691
Total shareholders’ equity	13,130	12,355
Total liabilities and shareholders’ equity	$38,582	$36,470

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2021	$1,588	$9,076	$1,691	$12,355
Net income	—	—	188	188
Common stock dividends	—	—	(144)	(144)
Contributions from parent	—	167	—	167
Balance, March 31, 2022	$1,588	$9,243	$1,735	$12,566
Net income	—	—	227	227
Common stock dividends	—	—	(145)	(145)
Contributions from parent	—	168	—	168
Balance, June 30, 2022	$1,588	$9,411	$1,817	$12,816
Net income	—	—	291	291
Common stock dividends	—	—	(145)	(145)
Contributions from parent	—	168	—	168
Balance, September 30, 2022	$1,588	$9,579	$1,963	$13,130

	Nine Months Ended September 30, 2021
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2020	$1,588	$8,285	$1,456	$11,329
Net income	—	—	197	197
Common stock dividends	—	—	(127)	(127)
Contributions from parent	—	198	—	198
Balance, March 31, 2021	$1,588	$8,483	$1,526	$11,597
Net income	—	—	192	192
Common stock dividends	—	—	(126)	(126)
Contributions from parent	—	197	—	197
Balance, June 30, 2021	$1,588	$8,680	$1,592	$11,860
Net income	—	—	220	220
Common stock dividends	—	—	(127)	(127)
Contributions from parent	—	198	—	198
Balance, September 30, 2021	$1,588	$8,878	$1,685	$12,151
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$943	$757	$2,384	$2,008
Natural gas operating revenues	73	56	487	365
Revenues from alternative revenue programs	(5)	3	1	20
Operating revenues from affiliates	3	2	5	6
Total operating revenues	1,014	818	2,877	2,399
Operating expenses
Purchased power	377	206	850	540
Purchased fuel	26	11	210	119
Purchased power from affiliate	—	60	33	141
Operating and maintenance	197	220	561	580
Operating and maintenance from affiliates	46	43	144	126
Depreciation and amortization	92	86	277	259
Taxes other than income taxes	60	51	155	143
Total operating expenses	798	677	2,230	1,908
Operating income	216	141	647	491
Other income and (deductions)
Interest expense, net	(42)	(37)	(120)	(110)
Interest expense to affiliates	(3)	(3)	(9)	(9)
Other, net	8	7	23	20
Total other income and (deductions)	(37)	(33)	(106)	(99)
Income before income taxes	179	108	541	392
Income taxes	44	(3)	67	9
Net income	$135	$111	$474	$383
Comprehensive income	$135	$111	$474	$383
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$474	$383
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	277	259
Deferred income taxes and amortization of investment tax credits	49	19
Other non-cash operating activities	14	4
Changes in assets and liabilities:
Accounts receivable	(49)	47
Receivables from and payables to affiliates, net	(34)	16
Inventories	(59)	(21)
Accounts payable and accrued expenses	25	(23)
Income taxes	30	55
Regulatory assets and liabilities, net	(27)	(16)
Pension and non-pension postretirement benefit contributions	(13)	(15)
Other assets and liabilities	(31)	(71)
Net cash flows provided by operating activities	656	637
Cash flows from investing activities
Capital expenditures	(991)	(878)
Other investing activities	8	5
Net cash flows used in investing activities	(983)	(873)
Cash flows from financing activities
Issuance of long-term debt	775	750
Retirement of long-term debt	(350)	(300)
Changes in Exelon intercompany money pool	—	(40)
Dividends paid on common stock	(299)	(254)
Contributions from parent	274	414
Other financing activities	(14)	(8)
Net cash flows provided by financing activities	386	562
Increase in cash, restricted cash, and cash equivalents	59	326
Cash, restricted cash, and cash equivalents at beginning of period	44	26
Cash, restricted cash, and cash equivalents at end of period	$103	$352

Supplemental cash flow information
Increase in capital expenditures not paid	$7	$25
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$94	$36
Restricted cash and cash equivalents	9	8
Accounts receivable
Customer accounts receivable	490	489
Customer allowance for credit losses	(103)	(105)
Customer accounts receivable, net	387	384
Other accounts receivable	147	116
Other allowance for credit losses	(11)	(7)
Other accounts receivable, net	136	109
Receivables from affiliates	1	1
Inventories, net
Fossil fuel	106	51
Materials and supplies	48	45
Prepaid utility taxes	34	1
Regulatory assets	59	48
Other	30	28
Total current assets	904	711
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,031 and $3,964 as of September 30, 2022 and December 31, 2021, respectively)	11,853	11,117
Deferred debits and other assets
Regulatory assets	631	943
Receivables from affiliates	—	597
Receivable related to Regulatory Agreement Units	188	—
Investments	31	34
Prepaid pension asset	408	386
Other	33	36
Total deferred debits and other assets	1,291	1,996
Total assets	$14,048	$13,824
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Long-term debt due within one year	$50	$350
Accounts payable	555	494
Accrued expenses	150	136
Payables to affiliates	36	70
Customer deposits	59	48
Regulatory liabilities	69	94
Other	27	35
Total current liabilities	946	1,227
Long-term debt	4,562	3,847
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,170	2,421
Regulatory liabilities	224	635
Asset retirement obligations	28	29
Non-pension postretirement benefits obligations	289	286
Other	84	83
Total deferred credits and other liabilities	2,795	3,454
Total liabilities	8,487	8,712
Commitments and contingencies
Shareholder’s equity
Common stock	3,702	3,428
Retained earnings	1,859	1,684
Total shareholder’s equity	5,561	5,112
Total liabilities and shareholder's equity	$14,048	$13,824
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$3,428	$1,684	$5,112
Net income	—	206	206
Common stock dividends	—	(100)	(100)
Contributions from parent	227	—	227
Balance, March 31, 2022	$3,655	$1,790	$5,445
Net income	—	133	133
Common stock dividends	—	(100)	(100)
Balance, June 30, 2022	$3,655	$1,823	$5,478
Net income	—	135	135
Common stock dividends	—	(99)	(99)
Contributions from parent	47	—	47
Balance, September 30, 2022	$3,702	$1,859	$5,561

	Nine Months Ended September 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$3,014	$1,519	$4,533
Net income	—	167	167
Common stock dividends	—	(85)	(85)
Balance, March 31, 2021	$3,014	$1,601	$4,615
Net income	—	104	104
Common stock dividends	—	(84)	(84)
Contributions from parent	395	—	395
Balance, June 30, 2021	$3,409	$1,621	$5,030
Net income	—	111	111
Common stock dividends	—	(85)	(85)
Contributions from parent	19	—	19
Balance, September 30, 2021	$3,428	$1,647	$5,075
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$761	$694	$2,138	$1,874
Natural gas operating revenues	114	93	699	549
Revenues from alternative revenue programs	(8)	(24)	(40)	(17)
Operating revenues from affiliates	3	7	13	20
Total operating revenues	870	770	2,810	2,426
Operating expenses
Purchased power	320	206	846	501
Purchased fuel	30	20	229	146
Purchased power and fuel from affiliate	—	64	18	193
Operating and maintenance	185	159	506	458
Operating and maintenance from affiliates	50	46	152	137
Depreciation and amortization	148	142	470	434
Taxes other than income taxes	77	72	225	211
Total operating expenses	810	709	2,446	2,080
Operating income	60	61	364	346
Other income and (deductions)
Interest expense, net	(39)	(36)	(110)	(103)
Other, net	5	7	16	23
Total other income and (deductions)	(34)	(29)	(94)	(80)
Income before income taxes	26	32	270	266
Income taxes	(7)	(4)	3	(24)
Net income	$33	$36	$267	$290
Comprehensive income	$33	$36	$267	$290
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$267	$290
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	470	434
Asset impairments	46	—
Deferred income taxes and amortization of investment tax credits	1	7
Other non-cash operating activities	101	77
Changes in assets and liabilities:
Accounts receivable	18	92
Receivables from and payables to affiliates, net	(9)	(13)
Inventories	(74)	(30)
Accounts payable and accrued expenses	15	14
Collateral received, net	125	20
Income taxes	(20)	3
Regulatory assets and liabilities, net	(113)	(106)
Pension and non-pension postretirement benefit contributions	(64)	(76)
Other assets and liabilities	14	(43)
Net cash flows provided by operating activities	777	669
Cash flows from investing activities
Capital expenditures	(918)	(907)
Other investing activities	7	13
Net cash flows used in investing activities	(911)	(894)
Cash flows from financing activities
Changes in short-term borrowings	26	—
Issuance of long-term debt	500	600
Retirement of long-term debt	(250)	(300)
Dividends paid on common stock	(225)	(219)
Contributions from parent	186	257
Other financing activities	(8)	(6)
Net cash flows provided by financing activities	229	332
Increase in cash, restricted cash, and cash equivalents	95	107
Cash, restricted cash, and cash equivalents at beginning of period	55	145
Cash, restricted cash, and cash equivalents at end of period	$150	$252

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$12	$(70)
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$20	$51
Restricted cash and cash equivalents	130	4
Accounts receivable
Customer accounts receivable	423	436
Customer allowance for credit losses	(54)	(38)
Customer accounts receivable, net	369	398
Other accounts receivable	120	124
Other allowance for credit losses	(12)	(9)
Other accounts receivable, net	108	115
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	109	42
Materials and supplies	60	53
Prepaid utility taxes	—	49
Regulatory assets	185	215
Other	9	8
Total current assets	990	936
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,509 and $4,299 as of September 30, 2022 and December 31, 2021, respectively)	11,103	10,577
Deferred debits and other assets
Regulatory assets	503	477
Investments	7	14
Prepaid pension asset	299	276
Other	30	44
Total deferred debits and other assets	839	811
Total assets	$12,932	$12,324
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$156	$130
Long-term debt due within one year	300	250
Accounts payable	344	349
Accrued expenses	188	176
Payables to affiliates	32	48
Customer deposits	102	97
Regulatory liabilities	37	26
Other	158	48
Total current liabilities	1,317	1,124
Long-term debt	3,907	3,711
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,787	1,686
Regulatory liabilities	853	934
Asset retirement obligations	29	26
Non-pension postretirement benefits obligations	168	175
Other	73	98
Total deferred credits and other liabilities	2,910	2,919
Total liabilities	8,134	7,754
Commitments and contingencies
Shareholder's equity
Common stock	2,761	2,575
Retained earnings	2,037	1,995
Total shareholder's equity	4,798	4,570
Total liabilities and shareholder's equity	$12,932	$12,324

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$2,575	$1,995	$4,570
Net income	—	198	198
Common stock dividends	—	(76)	(76)
Balance, March 31, 2022	$2,575	$2,117	$4,692
Net income	—	37	37
Common stock dividends	—	(75)	(75)
Contributions from parent	186	—	186
Balance, June 30, 2022	$2,761	$2,079	$4,840
Net income	—	33	33
Common stock dividends	—	(75)	(75)
Balance, September 30, 2022	$2,761	$2,037	$4,798

	Nine Months Ended September 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$2,318	$1,879	$4,197
Net income	—	209	209
Common stock dividends	—	(74)	(74)
Balance, March 31, 2021	$2,318	$2,014	$4,332
Net income	—	45	45
Common stock dividends	—	(72)	(72)
Balance, June 30, 2021	$2,318	$1,987	$4,305
Net income	—	36	36
Common stock dividends	—	(73)	(73)
Contributions from parent	257	—	257
Balance, September 30, 2021	$2,575	$1,950	$4,525
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$1,568	$1,438	$4,090	$3,632
Natural gas operating revenues	38	23	157	118
Revenues from alternative revenue programs	(11)	6	(33)	94
Operating revenues from affiliates	3	3	9	10
Total operating revenues	1,598	1,470	4,223	3,854
Operating expenses
Purchased power	586	431	1,474	1,087
Purchased fuel	24	9	85	50
Purchased power from affiliates	—	100	50	277
Operating and maintenance	237	235	729	668
Operating and maintenance from affiliates	40	43	138	122
Depreciation and amortization	238	210	697	614
Taxes other than income taxes	129	127	362	349
Total operating expenses	1,254	1,155	3,535	3,167
Operating income	344	315	688	687
Other income and (deductions)
Interest expense, net	(72)	(67)	(216)	(201)
Other, net	19	16	56	52
Total other income and (deductions)	(53)	(51)	(160)	(149)
Income before income taxes	291	264	528	538
Income taxes	2	(2)	10	3
Net income	$289	$266	$518	$535
Comprehensive income	$289	$266	$518	$535
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$518	$535
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	697	614
Deferred income taxes and amortization of investment tax credits	(2)	—
Other non-cash operating activities	112	(35)
Changes in assets and liabilities:
Accounts receivable	(143)	(112)
Receivables from and payables to affiliates, net	(49)	(19)
Inventories	(35)	(13)
Accounts payable and accrued expenses	(15)	19
Collateral received, net	230	25
Income taxes	(3)	17
Regulatory assets and liabilities, net	(82)	(45)
Pension and non-pension postretirement benefit contributions	(75)	(43)
Other assets and liabilities	(71)	(100)
Net cash flows provided by operating activities	1,082	843
Cash flows from investing activities
Capital expenditures	(1,174)	(1,299)
Other investing activities	5	(1)
Net cash flows used in investing activities	(1,169)	(1,300)
Cash flows from financing activities
Changes in short-term borrowings	(468)	(81)
Issuance of long-term debt	925	750
Retirement of long-term debt	(310)	(255)
Changes in Exelon intercompany money pool	36	(5)
Distributions to member	(625)	(605)
Contributions from member	787	667
Other financing activities	(18)	(12)
Net cash flows provided by financing activities	327	459
Increase in cash, restricted cash, and cash equivalents	240	2
Cash, restricted cash, and cash equivalents at beginning of period	213	160
Cash, restricted cash, and cash equivalents at end of period	$453	$162

Supplemental cash flow information
Decrease in capital expenditures not paid	$(8)	$(74)
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$219	$136
Restricted cash and cash equivalents	234	77
Accounts receivable
Customer accounts receivable	707	616
Customer allowance for credit losses	(111)	(104)
Customer accounts receivable, net	596	512
Other accounts receivable	301	283
Other allowance for credit losses	(43)	(39)
Other accounts receivable, net	258	244
Receivables from affiliates	1	2
Inventories, net
Fossil fuel	20	11
Materials and supplies	235	209
Regulatory assets	431	432
Other	58	69
Total current assets	2,052	1,692
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,496 and $2,108 as of September 30, 2022 and December 31, 2021, respectively)	17,177	16,498
Deferred debits and other assets
Regulatory assets	1,669	1,794
Goodwill	4,005	4,005
Investments	138	145
Prepaid pension asset	367	344
Deferred income taxes	6	8
Other	241	258
Total deferred debits and other assets	6,426	6,554
Total assets	$25,655	$24,744
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$—	$468
Long-term debt due within one year	91	399
Accounts payable	565	578
Accrued expenses	275	281
Payables to affiliates	54	104
Borrowings from Exelon intercompany money pool	43	7
Customer deposits	85	81
Regulatory liabilities	85	68
Unamortized energy contract liabilities	10	89
PPA termination obligation	87	—
Other	434	171
Total current liabilities	1,729	2,246
Long-term debt	8,039	7,148
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,864	2,675
Regulatory liabilities	1,038	1,238
Asset retirement obligations	58	70
Non-pension postretirement benefit obligations	53	66
Unamortized energy contract liabilities	37	146
Other	571	570
Total deferred credits and other liabilities	4,621	4,765
Total liabilities	14,389	14,159
Commitments and contingencies
Member's equity
Membership interest	11,582	10,795
Undistributed losses	(316)	(210)
Total member's equity	11,266	10,585
Total liabilities and member's equity	$25,655	$24,744
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
(In millions)	Membership Interest	Undistributed (Losses)/Earnings	Total Member's Equity
Balance, December 31, 2021	$10,795	$(210)	$10,585
Net income	—	130	130
Distributions to member	—	(102)	(102)
Contributions from member	704	—	704
Balance, March 31, 2022	$11,499	$(182)	$11,317
Net income	—	100	100
Distributions to member	—	(293)	(293)
Balance, June 30, 2022	$11,499	$(375)	$11,124
Net income	—	289	289
Distributions to member	—	(230)	(230)
Contributions from member	83	—	83
Balance, September 30, 2022	$11,582	$(316)	$11,266

	Nine Months Ended September 30, 2021
(In millions)	Membership Interest	Undistributed (Losses)/Earnings	Total Member's Equity
Balance, December 31, 2020	$10,112	$(68)	$10,044
Net income	—	128	128
Distributions to member	—	(81)	(81)
Contributions from member	560	—	560
Balance, March 31, 2021	$10,672	$(21)	$10,651
Net income	—	141	141
Distributions to member	—	(333)	(333)
Balance, June 30, 2021	$10,672	$(213)	$10,459
Net income	—	266	266
Distributions to member	—	(191)	(191)
Contribution from member	107	—	107
Balance, September 30, 2021	$10,779	$(138)	$10,641
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$730	$649	$1,930	$1,678
Revenues from alternative revenue programs	(8)	9	(15)	54
Operating revenues from affiliates	2	2	4	4
Total operating revenues	724	660	1,919	1,736
Operating expenses
Purchased power	230	103	566	271
Purchased power from affiliate	—	69	39	200
Operating and maintenance	69	68	214	186
Operating and maintenance from affiliates	52	52	166	155
Depreciation and amortization	99	104	312	302
Taxes other than income taxes	105	105	291	282
Total operating expenses	555	501	1,588	1,396
Operating income	169	159	331	340
Other income and (deductions)
Interest expense, net	(37)	(35)	(111)	(104)
Other, net	14	12	39	37
Total other income and (deductions)	(23)	(23)	(72)	(67)
Income before income taxes	146	136	259	273
Income taxes	1	6	(2)	9
Net income	$145	$130	$261	$264
Comprehensive income	$145	$130	$261	$264
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$261	$264
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	312	302
Deferred income taxes and amortization of investment tax credits	(5)	12
Other non-cash operating activities	20	(54)
Changes in assets and liabilities:
Accounts receivable	(87)	(57)
Receivables from and payables to affiliates, net	(31)	(2)
Inventories	(19)	(6)
Accounts payable and accrued expenses	11	14
Collateral received, net	46	—
Income taxes	(25)	(10)
Regulatory assets and liabilities, net	(44)	(55)
Pension and non-pension postretirement benefit contributions	(9)	(9)
Other assets and liabilities	(29)	(59)
Net cash flows provided by operating activities	401	340
Cash flows from investing activities
Capital expenditures	(595)	(641)
Other investing activities	2	(2)
Net cash flows used in investing activities	(593)	(643)
Cash flows from financing activities
Changes in short-term borrowings	(175)	5
Issuance of long-term debt	625	275
Retirement of long-term debt	(310)	(1)
Changes in PHI intercompany money pool	25	—
Dividends paid on common stock	(400)	(221)
Contributions from parent	465	244
Other financing activities	(8)	(4)
Net cash flows provided by financing activities	222	298
Increase (decrease) in cash, restricted cash, and cash equivalents	30	(5)
Cash, restricted cash, and cash equivalents at beginning of period	68	65
Cash, restricted cash, and cash equivalents at end of period	$98	$60

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$2	$(16)
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$21	$34
Restricted cash and cash equivalents	77	34
Accounts receivable
Customer accounts receivable	340	277
Customer allowance for credit losses	(44)	(37)
Customer accounts receivable, net	296	240
Other accounts receivable	179	160
Other allowance for credit losses	(22)	(16)
Other accounts receivable, net	157	144
Inventories, net	138	119
Regulatory assets	225	213
Other	12	25
Total current assets	926	809
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,016 and $3,875 as of September 30, 2022 and December 31, 2021, respectively)	8,518	8,104
Deferred debits and other assets
Regulatory assets	452	532
Investments	118	120
Prepaid pension asset	275	279
Other	60	59
Total deferred debits and other assets	905	990
Total assets	$10,349	$9,903
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$175
Long-term debt due within one year	4	313
Accounts payable	290	272
Accrued expenses	138	160
Payables to affiliates	28	59
Borrowings from PHI intercompany money pool	25	—
Customer deposits	37	35
Regulatory liabilities	11	14
Merger related obligation	24	27
Current portion of DC PLUG obligation	34	30
Other	81	25
Total current liabilities	672	1,110
Long-term debt	3,748	3,132
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,369	1,275
Regulatory liabilities	460	549
Asset retirement obligations	38	45
Non-pension postretirement benefit obligations	—	3
Other	261	314
Total deferred credits and other liabilities	2,128	2,186
Total liabilities	6,548	6,428
Commitments and contingencies
Shareholder's equity
Common stock	2,767	2,302
Retained earnings	1,034	1,173
Total shareholder's equity	3,801	3,475
Total liabilities and shareholder's equity	$10,349	$9,903
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$2,302	$1,173	$3,475
Net income	—	46	46
Common stock dividends	—	(42)	(42)
Contributions from parent	387	—	387
Balance, March 31, 2022	$2,689	$1,177	$3,866
Net income	—	70	70
Common stock dividends	—	(258)	(258)
Balance, June 30, 2022	$2,689	$989	$3,678
Net income	—	145	145
Common stock dividends	—	(100)	(100)
Contributions from parent	78	—	78
Balance, September 30, 2022	$2,767	$1,034	$3,801

	Nine Months Ended September 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$2,058	$1,145	$3,203
Net income	—	59	59
Common stock dividends	—	(28)	(28)
Contributions from parent	138	—	138
Balance, March 31, 2021	$2,196	$1,176	$3,372
Net income	—	75	75
Common stock dividends	—	(95)	(95)
Balance, June 30, 2021	$2,196	$1,156	$3,352
Net income	—	130	130
Common stock dividends	—	(98)	(98)
Contributions from parent	106	—	106
Balance, September 30, 2021	$2,302	$1,188	$3,490

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$373	$337	$1,017	$899
Natural gas operating revenues	38	23	157	118
Revenues from alternative revenue programs	—	(2)	(3)	17
Operating revenues from affiliates	1	2	5	6
Total operating revenues	412	360	1,176	1,040
Operating expenses
Purchased power	159	103	412	289
Purchased fuel	24	9	85	50
Purchased power from affiliates	—	26	10	63
Operating and maintenance	45	47	142	132
Operating and maintenance from affiliates	39	40	124	117
Depreciation and amortization	59	53	172	157
Taxes other than income taxes	19	17	54	50
Total operating expenses	345	295	999	858
Operating income	67	65	177	182
Other income and (deductions)
Interest expense, net	(16)	(15)	(48)	(47)
Other, net	3	3	9	9
Total other income and (deductions)	(13)	(12)	(39)	(38)
Income before income taxes	54	53	138	144
Income taxes	2	3	8	9
Net income	$52	$50	$130	$135
Comprehensive income	$52	$50	$130	$135
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$130	$135
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	172	157
Deferred income taxes and amortization of investment tax credits	9	5
Other non-cash operating activities	22	(2)
Changes in assets and liabilities:
Accounts receivable	(3)	26
Receivables from and payables to affiliates, net	(8)	(12)
Inventories	(11)	(5)
Accounts payable and accrued expenses	—	17
Collateral received, net	114	25
Income taxes	4	19
Regulatory assets and liabilities, net	(23)	(20)
Pension and non-pension postretirement benefit contributions	(1)	(1)
Other assets and liabilities	23	(12)
Net cash flows provided by operating activities	428	332
Cash flows from investing activities
Capital expenditures	(294)	(320)
Changes in PHI intercompany money pool	(25)	—
Other investing activities	2	1
Net cash flows used in investing activities	(317)	(319)
Cash flows from financing activities
Changes in short-term borrowings	(149)	(124)
Issuance of long-term debt	125	125
Dividends paid on common stock	(95)	(106)
Contributions from parent	147	120
Other financing activities	(4)	(4)
Net cash flows provided by financing activities	24	11
Increase in cash, restricted cash, and cash equivalents	135	24
Cash, restricted cash, and cash equivalents at beginning of period	71	15
Cash, restricted cash, and cash equivalents at end of period	$206	$39

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$2	$(24)

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$49	$28
Restricted cash and cash equivalents	157	43
Accounts receivable
Customer accounts receivable	147	149
Customer allowance for credit losses	(20)	(18)
Customer accounts receivable, net	127	131
Other accounts receivable	51	58
Other allowance for credit losses	(7)	(8)
Other accounts receivable, net	44	50
Receivables from affiliates	—	1
Receivable from PHI intercompany pool	25	—
Inventories, net
Fossil fuel	20	11
Materials and supplies	56	54
Prepaid utility taxes	17	20
Regulatory assets	71	68
Other	9	16
Total current assets	575	422
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,740 and $1,635 as of September 30, 2022 and December 31, 2021, respectively)	4,718	4,560
Deferred debits and other assets
Regulatory assets	205	212
Prepaid pension asset	154	157
Other	58	61
Total deferred debits and other assets	417	430
Total assets	$5,710	$5,412
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$149
Long-term debt due within one year	84	83
Accounts payable	120	131
Accrued expenses	53	40
Payables to affiliates	24	33
Customer deposits	28	28
Regulatory liabilities	39	25
Other	198	59
Total current liabilities	546	548
Long-term debt	1,854	1,727
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	853	803
Regulatory liabilities	392	441
Asset retirement obligations	13	16
Non-pension postretirement benefits obligations	9	11
Other	85	89
Total deferred credits and other liabilities	1,352	1,360
Total liabilities	3,752	3,635
Commitments and contingencies
Shareholder's equity
Common stock	1,356	1,209
Retained earnings	602	568
Total shareholder's equity	1,958	1,777
Total liabilities and shareholder's equity	$5,710	$5,412
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$1,209	$568	$1,777
Net income	—	56	56
Common stock dividends	—	(41)	(41)
Contributions from parent	144	—	144
Balance, March 31, 2022	$1,353	$583	$1,936
Net income	—	21	21
Common stock dividends	—	(15)	(15)
Balance, June 30, 2022	$1,353	$589	$1,942
Net income	—	52	52
Common stock dividends	—	(39)	(39)
Contributions from parent	3	—	3
Balance, September 30, 2022	$1,356	$602	$1,958

	Nine Months Ended September 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$1,089	$587	$1,676
Net income	—	56	56
Common stock dividends	—	(40)	(40)
Contributions from parent	120	—	120
Balance, March 31, 2021	$1,209	$603	$1,812
Net income	—	30	30
Common stock dividends	—	(23)	(23)
Balance, June 30, 2021	$1,209	$610	$1,819
Net income	—	50	50
Common stock dividends	—	(43)	(43)
Balance, September 30, 2021	$1,209	$617	$1,826

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$465	$450	$1,132	$1,055
Revenues from alternative revenue programs	(3)	—	(14)	23
Operating revenues from affiliates	—	1	2	2
Total operating revenues	462	451	1,120	1,080
Operating expenses
Purchased power	197	225	495	527
Purchased power from affiliate	—	5	2	14
Operating and maintenance	47	46	145	128
Operating and maintenance from affiliates	33	35	106	103
Depreciation and amortization	74	46	192	133
Taxes other than income taxes	2	2	7	6
Total operating expenses	353	359	947	911
Operating income	109	92	173	169
Other income and (deductions)
Interest expense, net	(17)	(14)	(49)	(43)
Other, net	3	1	9	3
Total other income and (deductions)	(14)	(13)	(40)	(40)
Income before income taxes	95	79	133	129
Income taxes	1	(11)	2	(12)
Net income	$94	$90	$131	$141
Comprehensive income	$94	$90	$131	$141
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$131	$141
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	192	133
Deferred income taxes and amortization of investment tax credits	2	(20)
Other non-cash operating activities	36	(8)
Changes in assets and liabilities:
Accounts receivable	(53)	(81)
Receivables from and payables to affiliates, net	(10)	—
Inventories	(6)	(1)
Accounts payable and accrued expenses	(10)	(3)
Collateral received, net	70	—
Income taxes	7	10
Regulatory assets and liabilities, net	(6)	29
Pension and non-pension postretirement benefit contributions	(7)	(3)
Other assets and liabilities	(54)	(14)
Net cash flows provided by operating activities	292	183
Cash flows from investing activities
Capital expenditures	(284)	(336)
Other investing activities	1	1
Net cash flows used in investing activities	(283)	(335)
Cash flows from financing activities
Changes in short-term borrowings	(144)	38
Issuance of long-term debt	175	350
Retirement of long-term debt	—	(254)
Dividends paid on common stock	(128)	(280)
Contributions from parent	175	303
Other financing activities	(4)	(5)
Net cash flows provided by financing activities	74	152
Increase in cash, restricted cash, and cash equivalents	83	—
Cash, restricted cash, and cash equivalents at beginning of period	29	30
Cash, restricted cash, and cash equivalents at end of period	$112	$30

Supplemental cash flow information
Decrease in capital expenditures not paid	$(12)	$(34)
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$112	$29
Accounts receivable
Customer accounts receivable	221	190
Customer allowance for credit losses	(47)	(49)
Customer accounts receivable, net	174	141
Other accounts receivable	70	76
Other allowance for credit losses	(14)	(15)
Other accounts receivable, net	56	61
Receivables from affiliates	1	2
Inventories, net	42	36
Prepaid utility taxes	12	—
Regulatory assets	125	61
Other	4	3
Total current assets	526	333
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,523 and $1,420 as of September 30, 2022 and December 31, 2021, respectively)	3,858	3,729
Deferred debits and other assets
Regulatory assets	525	430
Prepaid pension asset	22	27
Other	35	37
Total deferred debits and other assets	582	494
Total assets	$4,966	$4,556
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$144
Long-term debt due within one year	3	3
Accounts payable	147	165
Accrued expenses	40	44
Payables to affiliates	20	31
Customer deposits	19	18
Regulatory liabilities	34	28
PPA termination obligation	87	—
Other	81	12
Total current liabilities	431	445
Long-term debt	1,755	1,579
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	733	682
Regulatory liabilities	164	214
Non-pension postretirement benefit obligations	9	12
Other	121	49
Total deferred credits and other liabilities	1,027	957
Total liabilities	3,213	2,981
Commitments and contingencies
Shareholder's equity
Common stock	1,765	1,590
Retained deficit	(12)	(15)
Total shareholder's equity	1,753	1,575
Total liabilities and shareholder's equity	$4,966	$4,556

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Retained Deficit	Total Shareholder's Equity
Balance, December 31, 2021	$1,590	$(15)	$1,575
Net income	—	26	26
Common stock dividends	—	(19)	(19)
Contributions from parent	173	—	173
Balance, March 31, 2022	$1,763	$(8)	$1,755
Net income	—	11	11
Common stock dividends	—	(19)	(19)
Balance, June 30, 2022	$1,763	$(16)	$1,747
Net income	—	94	94
Common stock dividends	—	(90)	(90)
Contributions from parent	2	—	2
Balance, September 30, 2022	$1,765	$(12)	$1,753

	Nine Months Ended September 30, 2021
(In millions)	Common Stock	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance, December 31, 2020	$1,271	$127	$1,398
Net income	—	14	14
Common stock dividends	—	(14)	(14)
Contributions from parent	303	—	303
Balance, March 31, 2021	$1,574	$127	$1,701
Net income	—	37	37
Common stock dividends	—	(215)	(215)
Balance, June 30, 2021	$1,574	$(51)	$1,523
Net income	—	90	90
Common stock dividends	—	(51)	(51)
Balance, September 30, 2021	$1,574	$(12)	$1,562

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
The accompanying consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pursuant to the separation:
•Exelon entered into four term loans consisting of a 364-day term loan for $1.15 billion and three 18-month term loans for $300 million, $300 million and $250 million, respectively. Exelon issued these term loans primarily to fund the cash payment to Constellation and for general corporate purposes. See Note 11 — Debt and Credit Agreements for additional information.
•Exelon made a cash payment of $1.75 billion to Constellation on January 31, 2022.
•Exelon contributed its equity ownership interest in Generation to Constellation. Exelon no longer retains any equity ownership interest in Generation or Constellation.
•Exelon transferred certain corporate assets and employee-related obligations to Constellation.
•Exelon received cash from Generation of $258 million to settle the intercompany loan on January 31, 2022. See Note 11 — Debt and Credit Agreements for additional information.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Discontinued Operations
•Transition Services Agreement (TSA) – governs the terms and conditions of the services that Exelon will provide to Constellation and Constellation will provide to Exelon for an expected period of two years, provided that certain services may be longer than the term and services may be extended with approval from both parties. The services include specified accounting, finance, information technology, human resources, employee benefits and other services that have historically been provided on a centralized basis by BSC. For the three months ended September 30, 2022, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $68 million recorded in Other income, net and $12 million recorded in Operating and maintenance expense, respectively. Additionally, for the period from February 1, 2022 to September 30, 2022, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $193 million recorded in Other income, net and $32 million recorded in Operating and maintenance expense, respectively.
•Tax Matters Agreement (TMA) – governs the respective rights, responsibilities and obligations of Exelon and Constellation with respect to all tax matters, including tax liabilities and benefits, tax attributes, tax returns, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. See Note 8. Income Taxes for additional information.
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
ComEd and PECO also have receivables with Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent NDT funds are greater than the underlying ARO at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 9 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements of the 2021 Recast Form 10-K and Note 17 — Related Party Transactions for additional information.
Discontinued Operations
The separation represented a strategic shift that would have a major effect on Exelon’s operations and financial results. Accordingly, the separation meets the criteria for discontinued operations.
The following table presents the results of Constellation that have been reclassified from continuing operations and included in discontinued operations within Exelon’s Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2021 and the nine months ended September 30, 2022 and September 30, 2021.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021
Operating revenues
Competitive business revenues	$4,083	$1,855	$13,250
Competitive business revenues from affiliates	325	161	873
Total operating revenues	4,408	2,016	14,123
Operating expenses
Competitive businesses purchased power and fuel	1,545	1,138	8,102
Operating and maintenance(a)	845	371	3,132
Depreciation and amortization	866	94	2,735
Taxes other than income taxes	115	44	354
Total operating expenses	3,371	1,647	14,323
Gain on sales of assets and businesses	65	10	144
Operating income (loss)	1,102	379	(56)
Other income and (deductions)
Interest expense, net	(73)	(20)	(214)
Other, net	(115)	(281)	561
Total other (deductions) and income	(188)	(301)	347
Income before income taxes	914	78	291
Income taxes	139	(40)	152
Equity in losses of unconsolidated affiliates	(3)	(1)	(5)
Net income	772	117	134
Net income attributable to noncontrolling interests	26	1	126
Net income from discontinued operations	$746	$116	$8
__________
(a)Includes transaction and transition costs related to the separation of $52 million for the nine months ended September 30, 2022 and $13 million and $19 million for the three and nine months ended September 30, 2021, respectively. See discussion above for additional information.
There were no assets and liabilities of discontinued operations included in Exelon’s Consolidated Balance Sheet as of September 30, 2022. Constellation had net assets of $11,573 million that separated on February 1, 2022 that resulted in a reduction to Exelon’s equity during the nine months ended September 30, 2022. Refer to the Distribution of Constellation line in Exelon’s Consolidated Statement of Changes in Shareholders’ Equity for further information.
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
The following table presents selected financial information regarding cash flows of the discontinued operations that are included within Exelon’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021.

	Nine Months Ended September 30,
	2022	2021
Non-cash items included in net income from discontinued operations:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	$207	$3,951
Asset impairments	—	537
Loss (gain) on sales of assets and businesses	9	(144)
Deferred income taxes and amortization of investment tax credits	(143)	(242)
Net fair value changes related to derivatives	(59)	(1,244)
Net realized and unrealized losses (gains) on NDT fund investments	205	(383)
Net unrealized losses on equity investments	16	83
Other decommissioning-related activity	36	(810)
Cash flows from investing activities:
Capital expenditures	(227)	(1,098)
Collection of DPP	169	3,052
Supplemental cash flow information:
Decrease in capital expenditures not paid	(128)	(77)
Increase in DPP	348	2,933
Increase in PP&E related to ARO update	335	550

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
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2022.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois(a)	April 16, 2021	Electric	$51	$46	7.36%	December 1, 2021	January 1, 2022
PECO - Pennsylvania	March 30, 2021	Electric	246	132	N/A(b)	November 18, 2021	January 1, 2022
	March 31, 2022	Natural Gas	82	55		October 27, 2022	January 1, 2023
BGE - Maryland(c)	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - District of Columbia(d)	May 30, 2019 (amended June 1, 2020)	Electric	136	109	9.275%	June 8, 2021	July 1, 2021
Pepco - Maryland(e)	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland(f)	September 1, 2021 (amended December 23, 2021)	Electric	27	13	9.60%	March 2, 2022	March 2, 2022
DPL - Delaware	January 14, 2022 (amended August 15, 2022)	Natural Gas	13	8	9.60%	October 12, 2022	November 1, 2022
ACE - New Jersey(g)	December 9, 2020 (amended February 26, 2021)	Electric	67	41	9.60%	July 14, 2021	January 1, 2022
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
(b)The PECO electric and natural gas base rate case proceedings were resolved through settlement agreements, which did not specify an approved ROE.
(c)Reflects a three-year cumulative multi-year plan for 2021 through 2023. BGE proposed to use certain tax benefits to fully offset the increases in 2021 and 2022 and partially offset the increase in 2023. The MDPSC awarded BGE electric revenue requirement increases of $59 million, $39 million, and $42 million, before offsets, in 2021, 2022, and 2023, respectively, and natural gas revenue requirement increases of $53 million, $11 million, and $10 million, before offsets, in 2021, 2022, and 2023, respectively. However, the MDPSC utilized the tax benefits to fully offset the increases in 2021 and January 2022 such that customer rates remained unchanged. For the remainder of 2022, the MDPSC chose to offset only 25% of the cumulative 2021 and 2022 electric revenue requirement increases and 50% of the cumulative gas revenue

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
requirement increases. In 2021, the MDPSC deferred a decision on whether to use certain tax benefits to offset the revenue requirement increases in 2023 and directed BGE to make another proposal at the end of 2022. In September 2022 BGE proposed that tax benefits not be used to offset the 2023 revenue requirement increases. On October 26, 2022, the MDPSC accepted BGE's recommendation to not use tax benefits to offset the 2023 revenue requirement increases.
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
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois(a)	April 15, 2022	Electric	$199	7.85%	Fourth quarter of 2022
DPL - Maryland(b)	May 19, 2022	Electric	38	10.25%	Fourth quarter of 2022
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
(b)Reflects a three-year cumulative multi-year plan for January 1, 2023 to December 31, 2025 and total requested revenue requirement increases, before offsets, of $23 million effective January 1, 2023, $8 million effective January 1, 2024, and $7 million effective January 1, 2025, to recover capital investments made in 2021 and planned capital investments through the end of 2025. DPL proposed the acceleration of refunds for certain tax benefits to partially offset the customer rate increases by $12 million and $8 million in 2023 and 2024, respectively.
On October 7, 2022, DPL filed a partial settlement agreement with the MDPSC. The partial settlement provides for a total requested revenue requirement increase of $29 million and requested ROE of 9.60%. The partial settlement reflects a three-year cumulative multi-year plan for January 1, 2023 to December 31, 2025 and total requested revenue increases of $17 million effective January 1, 2023, $6 million effective January 1, 2024, and $6 million effective January 1, 2025. While the pending base rate case filing is partially settled, there are no issues unsettled related to the requested revenue requirement increase and the requested ROE. While there will likely be no changes to the amended requested revenue requirement increase and requested ROE, DPL cannot predict the outcome of any unforeseen proceedings.
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
ComEd Electric Distribution Rates
ComEd filed its last performance-based electric distribution formula rate update filing under EIMA in April 2022. Those rates will take effect in 2023. Also during 2023, ComEd will file with the ICC a petition to reconcile is 2022 actual costs with the approved revenue requirement in effect in 2022.
Under CEJA, ComEd will recover from retail customers, subject to certain exceptions, the costs it incurs to provide electric delivery services either through its electric distribution rate or other recovery mechanisms. On November 3, 2022, ComEd announced it plans on filing a four-year multi-year plan (“MRP”) in January 2023. The

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
MRP will set rates for 2024 – 2027, based on forecasted revenue requirements and an ICC determined rate of return on rate base, including the cost of common equity. Costs incurred during each year of the multi-year plan are subject to ICC review and the plan’s revenue requirement for each year will be reconciled with the actual costs that the ICC determines are prudently and reasonably incurred for that year. That reconciliation is subject to adjustment for certain expenses and, unless the plan is modified, to a 5% cap on increases in certain costs over the costs in the previously approved multi-year rate plan revenue requirement. Thus, for example, the rate adjustments necessary to reconcile 2024 revenues to ComEd’s actual 2024 costs incurred would take effect in January 2026 after the ICC’s review during 2025.
In January 2022, ComEd filed a request with the ICC proposing performance metrics that would be used in determining ROE incentives and penalties in the event ComEd filed a MRP in January 2023. On September 27, 2022, the ICC issued a final order approving seven performance metrics that provide symmetrical performance adjustments of 32 total basis points to ComEd’s rate of return on common equity based on the extent to which ComEd achieves the annual performance goals. On October 27, 2022, ComEd filed for rehearing concerning certain aspects of three of those metrics; the ICC must rule on that rehearing request within 20 days. ComEd will make its initial filing in 2025 to assess performance achieved under the metrics in 2024, and to determine any ROE adjustment, which would take effect in 2026.
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear-powered generating facilities between June 1, 2022 and May 31, 2027 and all its costs of doing so will be recovered through a new rider. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. ComEd began issuing credits to its retail customers under its new CMC rider in the June 2022 billing period and recorded a regulatory asset of $534 million as of September 30, 2022 for the difference between customer credits issued and the credit to be received from the participating nuclear-powered generating facilities.
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
Beneficial Electrification Plan
On July 1, 2022, ComEd filed a proposed plan to promote beneficial electrification efforts in its Northern Illinois service area with the ICC as required by CEJA. ComEd's plan is designed to meaningfully reduce barriers to beneficial electrification, including those related to electric vehicles, such as upfront technology adoption costs, charging costs, and charging availability; promote equity and environmental justice; reduce carbon emissions and surface-level pollutants; and support customer education and awareness of electrification options. As proposed, ComEd could expend approximately $300 million in total over the three-year period 2023 through 2025. The beneficial electrification plan requests recovery of all those costs through a rider mechanism, under which certain of the costs would be amortized over ten years with a return on the unrecovered balance. Certain legal questions regarding the permissible scope of the plan's activities and applicable budget have been raised by motion, and the ICC may decide those issues in an interim order. A final order is expected to be issued by the ICC no later than the first quarter of 2023. At this time, ComEd cannot predict the outcome of these proceedings.
See Note 3 — Regulatory Matters of the 2021 Recast Form 10-K for additional information on CEJA (referred to as Clean Energy Law).
Energy Efficiency Formula Rate (Exelon and ComEd). During 2022, the ICC approved the following total increases in ComEd's requested energy efficiency revenue requirement:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters

Filing Date	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase(a)	Approved ROE	Approval Date	Rate Effective Date
May 25, 2022	$50	$50	7.85%	October 27, 2022	January 1, 2023
__________
(a)ComEd’s 2023 approved revenue requirement above reflects an increase of $66 million for the initial year revenue requirement for 2023 and a decrease of $16 million related to the annual reconciliation for 2021. The revenue requirement for 2023 provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 5.94% inclusive of an allowed ROE of 7.85%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. The revenue requirement for the 2021 reconciliation year provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 5.52% inclusive of an allowed ROE of 6.99%, which includes a downward performance adjustment that decreased the ROE. The performance adjustment can either increase or decrease the ROE based upon the achievement of energy efficiency savings goals.
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
As of September 30, 2022, the $158 million liability for the contract termination fee consists of $87 million and $71 million included in Other current liabilities and Other deferred credits and other liabilities, respectively, in Exelon's Consolidated Balance Sheet. The current and noncurrent liability is included in PPA termination obligation and Other deferred credits and other liabilities, respectively, in PHI's and ACE's Consolidated Balance Sheets. For the nine months ended September 30, 2022, ACE has paid $45 million of the liability, which is recorded in Changes in Other assets and liabilities in Exelon's, PHI's, and ACE's Consolidated Statements of Cash Flows.
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2021, unless noted below. See Note 3 — Regulatory Matters of the 2021 Recast Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets increased $668 million primarily due to increases of $534 million in the CMC regulatory asset, as discussed in CEJA above, and $161 million in the Electric Distribution Formula Rate Annual Reconciliations regulatory asset, partially offset by a decrease of $152 million in the Renewable Energy regulatory asset.
PECO. Regulatory assets decreased $301 million primarily due to a decrease of $300 million in the Deferred Income Taxes regulatory asset. Regulatory liabilities decreased $436 million primarily due to decreases of $409 million in the Decommissioning the Regulatory Agreement Units regulatory liability and $19 million in the Electric Energy and Natural Gas Costs regulatory liability.
BGE. Regulatory liabilities decreased $70 million primarily due to a decrease of $100 million in the Deferred Income Taxes regulatory liability.
Pepco. Regulatory assets decreased $68 million primarily due to decreases of $25 million in the DC PLUG Charge regulatory asset, $16 million in the Under-Recovered Revenue Decoupling regulatory asset, and $13 million in the Energy Efficiency and Demand Response Programs regulatory asset. Regulatory liabilities decreased $92 million primarily due to a decrease of $99 million in the Deferred Income Taxes regulatory liability.
DPL. Regulatory liabilities decreased $35 million primarily due to a decrease of $41 million in the Deferred Income Taxes regulatory liability.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
ACE. Regulatory assets increased $159 million primarily due to an increase of $140 million in the Electric Energy Costs regulatory asset as a result of the PPA termination. Regulatory liabilities decreased $44 million primarily due to a decrease of $49 million in the Deferred Income Taxes regulatory liability, partially offset by a $12 million increase in the Over-Recovered Revenue Decoupling regulatory liability.
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

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE(b)
September 30, 2022	$49	$5	$—	$30	$14	$11	$2	$1
December 31, 2021	43	1	—	37	5	3	2	—
__________
(a)Reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its energy efficiency and electric distribution formula rate regulatory assets.
(b)BGE's and ACE's authorized amounts capitalized for ratemaking purposes primarily relate to earnings on shareholder's investment on their respective AMI programs.
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
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

	Exelon(a)	PHI(a)	Pepco(a)	DPL(a)	ACE(a)
Balance as of December 31, 2021	$109	$109	$87	$11	$11
Revenues recognized	(2)	(2)	(2)	—	—
Balance as of March 31, 2022	107	107	85	11	11
Revenues recognized	(2)	(2)	(1)	—	(1)
Balance as of June 30, 2022	105	105	84	11	10
Revenues recognized	(2)	(2)	(1)	(1)	—
Balance as of September 30, 2022	$103	$103	$83	$10	$10

	Exelon(a)	PHI(a)	Pepco(a)	DPL(a)	ACE(a)
Balance as of December 31, 2020	$118	$118	$94	$12	$12
Revenues recognized	(2)	(2)	(2)	—	—
Balance as of March 31, 2021	116	116	92	12	12
Revenues recognized	(3)	(3)	(1)	(1)	(1)
Balance as of June 30, 2021	113	113	91	11	11
Revenues recognized	(2)	(2)	(2)	—	—
Balance as of September 30, 2021	$111	$111	$89	$11	$11
__________
(a)Revenues recognized in the three and nine months ended September 30, 2022 and 2021, were included in the contract liabilities at December 31, 2021 and 2020, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2022. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

	2022	2023	2024	2025	2026 and thereafter	Total
Exelon	$2	$8	$6	$5	$82	$103
PHI	2	8	6	5	82	103
Pepco	2	6	5	5	65	83
DPL	—	1	—	—	9	10
ACE	—	1	1	—	8	10
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 is as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
Three Months Ended September 30, 2022 and 2021

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2022
Electric revenues	$1,378	$941	$757	$1,557	$—	$(12)	$4,621
Natural gas revenues	—	73	113	38	—	—	224
Shared service and other revenues	—	—	—	3	381	(384)	—
Total operating revenues	$1,378	$1,014	$870	$1,598	$381	$(396)	$4,845
2021
Electric revenues	$1,789	$762	$677	$1,444	$—	$20	$4,692
Natural gas revenues	—	56	93	23	—	(1)	171
Shared service and other revenues	—	—	—	3	534	(537)	—
Total operating revenues	$1,789	$818	$770	$1,470	$534	$(518)	$4,863
Intersegment revenues(c):
2022	$6	$3	$3	$3	$378	$(393)	$—
2021	9	2	7	3	531	(516)	36
Depreciation and amortization:
2022	$333	$92	$148	$238	$14	$—	$825
2021	304	86	142	210	16	—	758
Operating expenses:
2022	$913	$798	$810	$1,254	$439	$(380)	$3,834
2021	1,428	677	709	1,155	491	(353)	4,107
Interest expense, net:
2022	$104	$45	$39	$72	$105	$—	$365
2021	98	40	36	67	83	—	324
Income (loss) from continuing operations before income taxes:
2022	$375	$179	$26	$291	$(103)	$—	$768
2021	276	108	32	264	(34)	(154)	492
Income Taxes:
2022	$84	$44	$(7)	$2	$(31)	$—	$92
2021	56	(3)	(4)	(2)	(6)	(6)	35
Net income (loss) from continuing operations:
2022	$291	$135	$33	$289	$(71)	$(1)	$676
2021	220	111	36	266	(27)	(149)	457
Capital Expenditures:
2022	$593	$333	$340	$398	$8	$—	$1,672
2021	561	301	287	410	4	—	1,563
__________
(a)Other primarily includes Exelon’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 16 — Supplemental Financial Information for additional information on total utility taxes.
(c)See Note 17 — Related Party Transactions for additional information on intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2022
Electric revenues	$724	$374	$462	$—	$(3)	$1,557
Natural gas revenues	—	38	—	—	—	38
Shared service and other revenues	—	—	—	94	(91)	3
Total operating revenues	$724	$412	$462	$94	$(94)	$1,598
2021
Electric revenues	$660	$337	$451	$—	$(4)	$1,444
Natural gas revenues	—	23	—	—	—	23
Shared service and other revenues	—	—	—	92	(89)	3
Total operating revenues	$660	$360	$451	$92	$(93)	$1,470
Intersegment revenues(c):
2022	$2	$1	$—	$94	$(94)	$3
2021	2	2	1	91	(93)	3
Depreciation and amortization:
2022	$99	$59	$74	$6	$—	$238
2021	104	53	46	7	—	210
Operating expenses:
2022	$555	$345	$353	$96	$(95)	$1,254
2021	501	295	359	93	(93)	1,155
Interest expense, net:
2022	$37	$16	$17	$1	$1	$72
2021	35	15	14	3	—	67
Income (loss) before income taxes:
2022	$146	$54	$95	$(4)	$—	$291
2021	136	53	79	(4)	—	264
Income Taxes:
2022	$1	$2	$1	$(2)	$—	$2
2021	6	3	(11)	—	—	(2)
Net income (loss):
2022	$145	$52	$94	$(2)	$—	$289
2021	130	50	90	(4)	—	266
Capital Expenditures:
2022	$193	$100	$105	$—	$—	$398
2021	202	109	97	2	—	410
__________
(a)Other primarily includes PHI’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 16 — Supplemental Financial Information for additional information on total utility taxes.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	Three Months Ended September 30, 2022
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$935	$620	$406	$808	$318	$207	$283
Small commercial & industrial	217	149	88	179	44	65	70
Large commercial & industrial	(117)	93	158	401	303	43	55
Public authorities & electric railroads	3	8	7	16	9	4	3
Other(a)	246	71	101	166	57	55	54
Total electric revenues(b)	$1,284	$941	$760	$1,570	$731	$374	$465
Natural gas revenues
Residential	$—	$46	$70	$10	$—	$10	$—
Small commercial & industrial	—	20	13	6	—	6	—
Large commercial & industrial	—	—	28	3	—	3	—
Transportation	—	5	—	3	—	3	—
Other(c)	—	2	2	16	—	16	—
Total natural gas revenues(d)	$—	$73	$113	$38	$—	$38	$—
Total revenues from contracts with customers	$1,284	$1,014	$873	$1,608	$731	$412	$465

Other revenues
Revenues from alternative revenue programs	$88	$(5)	$(8)	$(11)	$(8)	$—	$(3)
Other electric revenues(e)	6	5	4	1	1	—	—
Other natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$94	$—	$(3)	$(10)	$(7)	$—	$(3)
Total revenues for reportable segments	$1,378	$1,014	$870	$1,598	$724	$412	$462

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	Three Months Ended September 30, 2021
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$978	$509	$383	$782	$309	$198	$275
Small commercial & industrial	433	113	73	150	36	53	61
Large commercial & industrial	148	67	128	320	244	27	49
Public authorities & electric railroads	11	7	7	15	8	4	3
Other(a)	245	61	104	172	53	56	63
Total electric revenues(b)	$1,815	$757	$695	$1,439	$650	$338	$451
Natural gas revenues
Residential	$—	$36	$57	$10	$—	$10	$—
Small commercial & industrial	—	13	10	5	—	5	—
Large commercial & industrial	—	—	22	2	—	2	—
Transportation	—	5	—	3	—	3	—
Other(c)	—	2	6	3	—	3	—
Total natural gas revenues(d)	$—	$56	$95	$23	$—	$23	$—
Total revenues from contracts with customers	$1,815	$813	$790	$1,462	$650	$361	$451

Other revenues
Revenues from alternative revenue programs	$(32)	$3	$(24)	$6	$9	$(2)	$—
Other electric revenues(e)	6	2	3	2	1	1	—
Other natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$(26)	$5	$(20)	$8	$10	$(1)	$—
Total revenues for reportable segments	$1,789	$818	$770	$1,470	$660	$360	$451
__________
(a)Includes revenues from transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.
(b)Includes operating revenues from affiliates in 2022 and 2021 respectively of:
•$6 million, $9 million at ComEd
•$3 million, $2 million at PECO
•$2 million, $4 million at BGE
•$3 million, $3 million at PHI
•$2 million, $2 million at Pepco
•$1 million, $2 million at DPL
•less than $1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2022 and 2021 respectively of:
•less than $1 million, less than $1 million at PECO
•$1 million, $3 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
Nine Months Ended September 30, 2022 and 2021

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2022
Electric revenues	$4,536	$2,390	$2,122	$4,058	$—	$(24)	$13,082
Natural gas revenues	—	487	688	157	—	(2)	1,330
Shared service and other revenues	—	—	—	8	1,342	(1,350)	—
Total operating revenues	$4,536	$2,877	$2,810	$4,223	$1,342	$(1,376)	$14,412
2021
Electric revenues	$4,840	$2,033	$1,866	$3,726	$—	$5	$12,470
Natural gas revenues	—	366	560	118	—	—	1,044
Shared service and other revenues	—	—	—	10	1,549	(1,559)	—
Total operating revenues	$4,840	$2,399	$2,426	$3,854	$1,549	$(1,554)	$13,514
Intersegment revenues(c):
2022	$14	$5	$13	$9	$1,342	$(1,377)	$6
2021	19	6	20	10	1,542	(1,549)	48
Depreciation and amortization:
2022	$982	$277	$470	$697	$46	$—	$2,472
2021	893	259	434	614	52	1	2,253
Operating expenses:
2022	$3,357	$2,230	$2,446	$3,535	$1,524	$(1,288)	$11,804
2021	3,833	1,908	2,080	3,167	1,436	(1,067)	11,357
Interest expense, net:
2022	$308	$129	$110	$216	$300	$—	$1,063
2021	292	119	103	201	253	(1)	967
Income (loss) from continuing operations before income taxes:
2022	$909	$541	$270	$528	$(228)	$(42)	$1,978
2021	750	392	266	538	(116)	(447)	1,383
Income Taxes:
2022	$203	$67	$3	$10	$82	$(9)	$356
2021	141	9	(24)	3	(27)	(26)	76
Net income (loss) from continuing operations:
2022	$706	$474	$267	$518	$(310)	$(33)	$1,622
2021	609	383	290	535	(88)	(422)	1,307
Capital Expenditures:
2022	$1,801	$991	$918	$1,174	$68	$—	$4,952
2021	1,723	878	907	1,299	65	—	4,872
Total assets:
September 30, 2022	$38,582	$14,048	$12,932	$25,655	$6,341	$(4,103)	$93,455
December 31, 2021	36,470	13,824	12,324	24,744	7,626	(8,319)	86,669
__________
(a)Other primarily includes Exelon’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 16 — Supplemental Financial Information for additional information on total utility taxes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
(c)See Note 17 — Related Party Transactions for additional information on intersegment revenues.
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2022
Electric revenues	$1,919	$1,019	$1,120	$—	$—	$4,058
Natural gas revenues	—	157	—	—	—	157
Shared service and other revenues	—	—	—	298	(290)	8
Total operating revenues	$1,919	$1,176	$1,120	$298	$(290)	$4,223
2021
Electric revenues	$1,736	$922	$1,080	$—	$(12)	$3,726
Natural gas revenues	—	118	—	—	—	118
Shared service and other revenues	—	—	—	281	(271)	10
Total operating revenues	$1,736	$1,040	$1,080	$281	$(283)	$3,854
Intersegment revenues(c):
2022	$4	$5	$2	$288	$(290)	$9
2021	4	6	2	281	(283)	10
Depreciation and amortization:
2022	$312	$172	$192	$21	$—	$697
2021	302	157	133	22	—	614
Operating expenses:
2022	$1,588	$999	$947	$291	$(290)	$3,535
2021	1,396	858	911	285	(283)	3,167
Interest expense, net:
2022	$111	$48	$49	$7	$1	$216
2021	104	47	43	7	—	201
Income (loss) before income taxes:
2022	$259	$138	$133	$(2)	$—	$528
2021	273	144	129	(8)	—	538
Income Taxes:
2022	$(2)	$8	$2	$2	$—	$10
2021	9	9	(12)	(3)	—	3
Net income (loss):
2022	$261	$130	$131	$(4)	$—	$518
2021	264	135	141	(5)	—	535
Capital Expenditures:
2022	$595	$294	$284	$1	$—	$1,174
2021	641	320	336	2	—	1,299
Total assets:
September 30, 2022	$10,349	$5,710	$4,966	$4,716	$(86)	$25,655
December 31, 2021	9,903	5,412	4,556	4,933	(60)	24,744
__________
(a)Other primarily includes PHI’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 16 — Supplemental Financial Information for additional information on total utility taxes.
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

	Nine Months Ended September 30, 2022
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$2,610	$1,538	$1,158	$2,007	$826	$570	$611
Small commercial & industrial	953	386	239	461	117	173	171
Large commercial & industrial	48	229	418	1,056	806	99	151
Public authorities & electric railroads	22	23	20	47	25	11	11
Other(a)	718	202	297	524	157	168	190
Total electric revenues(b)	$4,351	$2,378	$2,132	$4,095	$1,931	$1,021	$1,134
Natural gas revenues
Residential	$—	$335	$448	$77	$—	$77	$—
Small commercial & industrial	—	125	77	35	—	35	—
Large commercial & industrial	—	—	128	9	—	9	—
Transportation	—	19	—	11	—	11	—
Other(c)	—	7	50	25	—	25	—
Total natural gas revenues(d)	$—	$486	$703	$157	$—	$157	$—
Total revenues from contracts with customers	$4,351	$2,864	$2,835	$4,252	$1,931	$1,178	$1,134

Other revenues
Revenues from alternative revenue programs	$163	$1	$(40)	$(33)	$(15)	$(3)	$(14)
Other electric revenues(e)	22	11	11	4	3	1	—
Other natural gas revenues(e)	—	1	4	—	—	—	—
Total other revenues	$185	$13	$(25)	$(29)	$(12)	$(2)	$(14)
Total revenues for reportable segments	$4,536	$2,877	$2,810	$4,223	$1,919	$1,176	$1,120

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	Nine Months Ended September 30, 2021
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$2,479	$1,325	$1,044	$1,924	$785	$535	$604
Small commercial & industrial	1,176	312	202	392	101	145	146
Large commercial & industrial	420	183	342	825	616	70	139
Public authorities & electric railroads	33	24	20	45	24	11	10
Other(a)	676	167	269	453	154	143	158
Total electric revenues(b)	$4,784	$2,011	$1,877	$3,639	$1,680	$904	$1,057
Natural gas revenues
Residential	$—	$251	$354	$67	$—	$67	$—
Small commercial & industrial	—	94	59	29	—	29	—
Large commercial & industrial	—	—	103	5	—	5	—
Transportation	—	17	—	11	—	11	—
Other(c)	—	4	41	6	—	6	—
Total natural gas revenues(d)	$—	$366	$557	$118	$—	$118	$—
Total revenues from contracts with customers	$4,784	$2,377	$2,434	$3,757	$1,680	$1,022	$1,057

Other revenues
Revenues from alternative revenue programs	$32	$20	$(17)	$94	$54	$17	$23
Other electric revenues(e)	24	2	7	3	2	1	—
Other natural gas revenues(e)	—	—	2	—	—	—	—
Total other revenues	$56	$22	$(8)	$97	$56	$18	$23
Total revenues for reportable segments	$4,840	$2,399	$2,426	$3,854	$1,736	$1,040	$1,080
__________
(a)Includes revenues from transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.
(b)Includes operating revenues from affiliates in 2022 and 2021 respectively of:
•$14 million, $19 million at ComEd
•$5 million, $5 million at PECO
•$5 million, $10 million at BGE
•$9 million, $10 million at PHI
•$4 million, $4 million at Pepco
•$5 million, $6 million at DPL
•$2 million, $2 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2022 and 2021 respectively of:
•$1 million, $1 million at PECO
•$7 million, $10 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
6. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended September 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of June 30, 2022	$354	$81	$107	$57	$109	$42	$22	$45
Plus: Current period provision for expected credit losses(a)	38	10	12	2	14	6	1	7
Less: Write-offs, net of recoveries(b)	51	17	16	5	12	4	3	5
Balance as of September 30, 2022	$341	$74	$103	$54	$111	$44	$20	$47

	Three Months Ended September 30, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of June 30, 2021	$320	$89	$111	$27	$93	$38	$19	$36
Plus: Current period provision for expected credit losses(c)	37	11	1	7	18	5	3	10
Less: Write-offs, net of recoveries(b)	32	12	11	3	6	2	4	—
Balance as of September 30, 2021	$325	$88	$101	$31	$105	$41	$18	$46

	Nine Months Ended September 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2021	$320	$73	$105	$38	$104	$37	$18	$49
Plus: Current period provision for expected credit losses(d)(e)	141	31	33	30	47	23	8	16
Less: Write-offs, net of recoveries(b)(f)	120	30	35	14	40	16	6	18
Balance as of September 30, 2022	$341	$74	$103	$54	$111	$44	$20	$47

	Nine Months Ended September 30, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$334	$97	$116	$35	$86	$32	$22	$32
Plus: Current period provision for expected credit losses(g)	65	23	7	2	33	15	4	14
Less: Write-offs, net of recoveries(b)	74	32	22	6	14	6	8	—
Balance as of September 30, 2021	$325	$88	$101	$31	$105	$41	$18	$46
__________
(a)For ACE, the increase is primarily a result of increased receivable balances.
(b)Recoveries were not material to the Registrants.
(c)For ACE, the increase is primarily a result of increased aging of receivables and a slight decrease in the expected recovery rate.
(d)For PECO, BGE, and DPL, the increase is primarily a result of increased receivable balances due to the increased aging of receivables.
(e)For PHI, Pepco and ACE, the increase is primarily as a result of increased receivable balances.
(f)For PECO, PHI, Pepco, and ACE, the increase in 2022 is primarily related to the termination of the moratoriums in Pennsylvania, the District of Columbia, and New Jersey, which beginning in March 2020, prevented customer disconnections for non-payment. With disconnection activities restarting in January 2022, write-offs of aging accounts receivable increased throughout the year.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
(g)For PHI, Pepco, and ACE, the increase is primarily a result of increased aging of receivables and a slight decrease in the expected recovery rate.

The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended September 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of June 30, 2022	$81	$18	$10	$11	$42	$20	$8	$14
Plus: Current period provision (benefit) for expected credit losses	8	2	2	2	2	2	(1)	1
Less: Write-offs, net of recoveries(a)	5	2	1	1	1	—	—	1
Balance as of September 30, 2022	$84	$18	$11	$12	$43	$22	$7	$14

	Three Months Ended September 30, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of June 30, 2021	$71	$18	$7	$8	$38	$16	$9	$13
Plus: Current period provision (benefit) for expected credit losses	6	2	1	1	2	1	(1)	2
Less: Write-offs, net of recoveries(a)	4	1	1	1	—	—	—	—
Balance as of September 30, 2021	$73	$19	$7	$8	$40	$17	$8	$15

	Nine Months Ended September 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2021	$72	$17	$7	$9	$39	$16	$8	$15
Plus: Current period provision (benefit) for expected credit losses	24	5	6	6	7	6	(1)	2
Less: Write-offs, net of recoveries(a)	12	4	2	3	3	—	—	3
Balance as of September 30, 2022	$84	$18	$11	$12	$43	$22	$7	$14

	Nine Months Ended September 30, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$71	$21	$8	$9	$33	$13	$9	$11
Plus: Current period provision (benefit) for expected credit losses	11	—	2	2	7	4	(1)	4
Less: Write-offs, net of recoveries(a)	9	2	3	3	—	—	—	—
Balance as of September 30, 2021	$73	$19	$7	$8	$40	$17	$8	$15
__________
(a)Recoveries were not material to the Registrants.
Unbilled Customer Revenue

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2022	$500	$126	$121	$102	$151	$74	$35	$42
December 31, 2021	747	240	161	171	175	82	53	40
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

	Total receivables purchased
	Exelon(a)	ComEd	PECO	BGE(a)	PHI	Pepco	DPL	ACE
Nine months ended September 30, 2022	$3,088	$753	$832	$607	$896	$559	$168	$169
Nine months ended September 30, 2021	2,962	810	795	531	826	504	166	156
__________
(a)Includes $4 million of receivables purchased from Generation prior to the separation on February 1, 2022 for the nine months ended September 30, 2022 and $17 million of receivables purchased from Generation for the nine months ended September 30, 2021.
7. Asset Impairments (Exelon and BGE)
Asset Impairment
In the third quarter of 2022, a review of the impacts of COVID-19 on office use resulted in plans to cease the renovation and dispose of an office building at BGE before the asset was placed into service. BGE determined that the carrying value was not recoverable and that its fair value was less than carrying value. As a result, in the third quarter of 2022, a pre-tax impairment charge of $46 million was recorded in Operating and maintenance expense in Exelon’s and BGE’s Consolidated Statements of Operations and Comprehensive Income. The office building did not meet all of the criteria for classification as held for sale as of September 30, 2022, and therefore continues to be reported within Property, plant and equipment in Exelon’s and BGE’s Balance Sheets as of September 30, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Income Taxes
8. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended September 30, 2022(a)
	Exelon	ComEd	PECO(b)	BGE(b)	PHI(b)	Pepco(b)	DPL(b)	ACE(b)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	9.0	8.0	20.7	6.8	1.4	(2.7)	6.5	7.0
Plant basis differences	(5.3)	(0.4)	(14.2)	(2.6)	(1.7)	(2.3)	(0.8)	(1.0)
Excess deferred tax amortization	(11.6)	(5.6)	(3.2)	(47.3)	(19.3)	(14.6)	(21.7)	(25.5)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.2)	(0.1)	—	(0.2)	(0.2)
Tax credits	(0.6)	(0.4)	—	(1.9)	(0.9)	(0.8)	(1.3)	(0.7)
Other	(0.4)	(0.1)	0.3	(2.7)	0.3	0.1	0.2	0.5
Effective income tax rate	12.0%	22.4%	24.6%	(26.9)%	0.7%	0.7%	3.7%	1.1%

	Three Months Ended September 30, 2021(a)
	Exelon	ComEd	PECO(c)	BGE(c)	PHI	Pepco	DPL	ACE(c)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	7.1	8.0	(4.1)	(13.0)	5.0	3.4	6.4	7.0
Plant basis differences	(4.7)	(0.8)	(16.2)	(1.4)	(1.3)	(2.0)	(0.6)	(0.6)
Excess deferred tax amortization	(15.5)	(7.6)	(3.4)	(17.3)	(24.9)	(17.6)	(19.9)	(41.4)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits	(0.6)	(0.5)	—	(0.9)	(0.5)	(0.5)	(0.4)	(0.5)
Other	(0.1)	0.3	(0.1)	(0.8)	—	0.1	(0.6)	0.8
Effective income tax rate	7.1%	20.3%	(2.8)%	(12.5)%	(0.8)%	4.4%	5.7%	(13.9)%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)For PECO, the higher effective tax rate is related to a one-time state income expense, net of federal income tax benefit, of $38 million attributable to the change in the Pennsylvania corporate income tax rate partially offset by plant basis differences attributable to tax repair deductions. For BGE, PHI, Pepco, DPL, and ACE, the lower effective tax rate is primarily related to the acceleration of certain income tax benefits due to distribution and transmission rate case settlements.
(c)For PECO, the income tax benefit is primarily due to plant basis differences attributable to tax repair deductions. For BGE and ACE, the income tax benefit is primarily related to the acceleration of certain income tax benefits due to distribution rate case settlements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Income Taxes

	Nine Months Ended September 30, 2022(a)
	Exelon	ComEd	PECO(b)	BGE(b)	PHI(b)	Pepco(b)	DPL(b)	ACE(b)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit(c)	9.5	7.9	6.6	2.8	2.0	(3.2)	6.5	6.9
Plant basis differences	(4.2)	(0.5)	(12.2)	(1.1)	(1.7)	(2.4)	(0.7)	(1.1)
Excess deferred tax amortization	(11.3)	(5.7)	(3.2)	(20.7)	(18.8)	(15.4)	(20.4)	(24.7)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits(d)	0.3	(0.3)	—	(0.7)	(0.7)	(0.6)	(0.7)	(0.6)
Other(e)	2.8	—	0.2	(0.1)	0.2	(0.2)	0.3	0.2
Effective income tax rate	18.0%	22.3%	12.4%	1.1%	1.9%	(0.8)%	5.8%	1.5%

	Nine Months Ended September 30, 2021(a)
	Exelon	ComEd	PECO(f)	BGE(f)	PHI	Pepco	DPL	ACE(f)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.8	7.6	(2.6)	(10.8)	4.6	2.5	6.5	7.3
Plant basis differences	(4.0)	(0.7)	(12.6)	(1.5)	(1.3)	(1.9)	(0.7)	(0.6)
Excess deferred tax amortization	(13.5)	(7.2)	(3.3)	(16.0)	(22.8)	(17.4)	(19.7)	(36.3)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits	(0.6)	(0.5)	—	(0.9)	(0.5)	(0.5)	(0.4)	(0.5)
Other	(1.1)	(1.3)	(0.2)	(0.7)	(0.3)	(0.4)	(0.2)	—
Effective income tax rate	5.5%	18.8%	2.3%	(9.0)%	0.6%	3.3%	6.3%	(9.3)%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions partially offset by higher state income taxes, net of federal income tax benefit, related to a one-time expense of $38 million attributable to the change in the Pennsylvania corporate income tax rate. For BGE, PHI, Pepco, DPL and ACE, the lower effective tax rate is primarily related to the acceleration of certain income tax benefits due to distribution and transmission rate case settlements.
(c)For Exelon, the higher state income taxes, net of federal income tax benefit, is primarily due to the long-term marginal state income tax rate change of $67 million and the recognition of a valuation allowance of $40 million against the net deferred tax asset position for certain standalone state filing jurisdictions, partially offset by a one-time impact associated with a state tax benefit of $43 million and indemnification adjustments pursuant to the Tax Matters Agreement of $4 million as a result of the separation. For PECO, the higher state income taxes, net of federal income tax benefit, related to a one-time expense of $38 million attributable to the change in the Pennsylvania corporate income tax rate.
(d)For Exelon, reflects the income tax expense related to the write-off of federal tax credits subject to recapture of $15 million as a result of the separation.
(e)For Exelon, primarily reflects the nondeductible transaction costs of approximately $19 million arising as part of the separation and indemnification adjustments pursuant to the Tax Matters Agreement of $40 million.
(f)For PECO, the lower effective tax rate is primarily due to plant basis differences attributable to tax repair deductions. For BGE and ACE, the income tax benefit is primarily related to the acceleration of certain income tax benefits due to distribution rate case settlements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Income Taxes
Unrecognized Tax Benefits
Exelon, PHI and ACE have the following unrecognized tax benefits as of September 30, 2022 and December 31, 2021. ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	Exelon(a)	PHI	ACE
September 30, 2022	$148	$59	$17
December 31, 2021	143	56	16
__________
(a)As of September 30, 2022, Exelon recorded a receivable of $50 million in Noncurrent other assets in the Consolidated Balance Sheet for Constellation’s share of unrecognized tax benefits for periods prior to the separation.
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
As of September 30, 2022, ACE has $14 million of unrecognized state tax benefits that could significantly decrease within the 12 months after the reporting date based on the outcome of pending court cases involving other taxpayers. The unrecognized tax benefit, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.
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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the existing Exelon tax sharing agreement. As a result, Exelon recorded a receivable of $55 million in Current other assets in the Consolidated Balance Sheet for Constellation’s share of taxes for periods prior to the separation, as of March 31, 2022. As of September 30, 2022, the remaining amount of the receivable is $55 million.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the existing Exelon tax sharing agreement.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA provides that Exelon will reimburse Constellation when those allocated tax credit carryforwards are utilized. As of March 31, 2022, Exelon recorded a payable of $11 million and $484 million in Current other liabilities and Noncurrent other liabilities, respectively, in the Consolidated Balance Sheet for tax credit carryforwards that are expected to be utilized and reimbursed to Constellation. As of September 30, 2022, the current and noncurrent payable amounts are $102 million and $392 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Income Taxes
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
Pennsylvania Corporate Income Tax Rate Change (Exelon and PECO)
On July 8, 2022, Pennsylvania enacted House Bill 1342, which will permanently reduce the corporate income tax rate from 9.99% to 4.99%. The tax rate will be reduced to 8.99% for the 2023 tax year. Starting with the 2024 tax year, the rate is reduced by 0.50% annually until it reaches 4.99% in 2031. As a result of the rate change, in the third quarter of 2022, Exelon and PECO recorded a one-time decrease to deferred income taxes of $390 million with a corresponding decrease to the deferred income taxes regulatory asset of $428 million for the amounts that are expected to be settled through future customer rates and an increase to income tax expense of $38 million (net of federal taxes). The tax rate decrease is not expected to have a material ongoing impact to Exelon’s and PECO’s financial statements.
Allocation of Tax Benefits (All Registrants)
The Utility Registrants are party to an agreement with Exelon that provides for the allocation of consolidated tax liabilities and benefits (Tax Sharing Agreement). The Tax Sharing Agreement provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. In addition, any net benefit attributable to Exelon is reallocated to the Utility Registrants. That allocation is treated as a contribution to capital from Exelon to the party receiving the benefit.
The following table presents the allocation of tax benefits from Exelon under the Tax Sharing Agreement, for the nine months ended September 30, 2022 and 2021.

	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2022	$1	$47	$—	$28	$23	$3	$2
September 30, 2021	1	19	—	17	16	—	—
Inflation Reduction Act (Exelon)
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The bill extends tax benefits for renewable technologies like solar and wind, creates new tax benefits for alternative clean energy sources like nuclear and hydrogen and it focuses on energy efficiency, electrification, and equity. However, the bill also implements a new 15.0% corporate minimum tax based on adjusted GAAP net income. Exelon estimates the IRA could result in an increase in cash taxes for Exelon of approximately $200 million per year starting in 2023. Exelon is continuing to assess the impacts of the IRA on the financial statements and will update estimates based on guidance to be issued by the U.S. Treasury and IRS in the future.
9. Retirement Benefits (All Registrants)
Defined Benefit Pension and OPEB
Effective February 1, 2022, in connection with the separation, pension and OPEB obligations and assets for current and former employees of the Constellation business and certain other former employees of Exelon and its subsidiaries transferred to pension and OPEB plans and trusts maintained by Constellation or its subsidiaries. The Exelon New England Union Employees Pension Plan and Constellation Mystic Power, LLC Union Employees Pension Plan Including Plan A and Plan B were transferred. The following OPEB plans were also transferred: Constellation Mystic Power, LLC Post-Employment Medical Savings Account Plan, Exelon New England Union Post-Employment Medical Savings Account Plan, and the Nine Mile Point Nuclear Station, LLC Medical Care and Prescription Drug Plan for Retired Employees.
As a result of the separation, Exelon restructured certain of its qualified pension plans. Pension obligations and assets for current and former employees continuing with Exelon and who were participants in the Exelon Employee Pension Plan for Clinton, TMI, and Oyster Creek, Pension Plan of Constellation Energy Nuclear

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Retirement Benefits
Group, LLC, and Nine Mile Point Pension Plan were merged into the Pension Plan of Constellation Energy Group, Inc, which was subsequently renamed, Exelon Pension Plan (EPP). Exelon employees who participated in these plans prior to the separation now participate in the EPP. The merging of the plans did not change the benefits offered to the plan participants and, thus, had no impact on Exelon's pension obligations.
The tables below show the pension and OPEB plans in which employees of each operating company participated as of September 30, 2022:

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

Note 9 — Retirement Benefits

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
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and nine months ended September 30, 2022 and 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Retirement Benefits

	Pension Benefits		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$58	$74	$10	$13
Interest cost	110	102	19	18
Expected return on assets	(205)	(212)	(25)	(26)
Amortization of:
Prior service cost (credit)	1	1	(5)	(6)
Actuarial loss	73	100	4	7
Settlement charges	—	2	—	—
Net periodic benefit cost	$37	$67	$3	$6

	Pension Benefits		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$177	$222	$30	$38
Interest cost	330	304	57	52
Expected return on assets	(619)	(633)	(75)	(75)
Amortization of:
Prior service cost (credit)	3	3	(15)	(18)
Actuarial loss	222	299	12	19
Curtailment benefits	—	—	—	(1)
Settlement charges	—	2	—	—
Net periodic benefit cost	$113	$197	$9	$15
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Retirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension and OPEB Costs (Benefit)	2022	2021	2022	2021
Exelon	$40	$73	$122	$212
ComEd	15	32	45	97
PECO	(2)	2	(6)	5
BGE	11	16	33	47
PHI	13	12	39	36
Pepco	2	2	6	5
DPL	1	1	3	2
ACE	3	3	9	8
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
Savings Plan Employer Contributions	2022	2021	2022	2021
Exelon	$23	$24	$66	$67
ComEd	11	9	29	27
PECO	3	2	9	8
BGE	2	4	7	8
PHI	4	5	11	12
Pepco	1	1	3	3
DPL	1	1	3	3
ACE	1	1	2	2
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
ComEd’s use of cash collateral is generally unrestricted unless ComEd is downgraded below investment grade. Cash collateral held by PECO, BGE, Pepco, DPL, and ACE must be deposited in an unaffiliated major U.S. commercial bank or foreign bank with a U.S. branch office that meets certain qualifications.
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
__________
(a)See Note 3 — Regulatory Matters of the 2021 Recast Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material as of September 30, 2022 and December 31, 2021.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets. The Mark-to-market derivative assets included in Other current assets in Exelon’s and ComEd’s Consolidated Balance Sheets were $24 million and none as of September 30, 2022 and December 31, 2021, respectively.
Cash Flow Hedges (Interest Rate Risk) (Exelon)
Exelon uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. In addition, Exelon may utilize interest rate derivatives to lock in rate levels in anticipation of future financings. In October 2022, Exelon entered into $840 million of notional amount floating-to-fixed forward starting interest rate swaps to manage a portion of interest rate exposure associated with anticipated debt issuances. The swaps are designated as cash flow hedges. Changes in fair value each period will initially be recorded in AOCI starting in the fourth quarter of 2022 and recognized in earnings as interest expense is accrued on the anticipated debt issuance.
Economic Hedges (Interest Rate Risk) (Exelon)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Derivative Financial Instruments
Exelon may use derivative instruments to mitigate exposure to fluctuations in interest rates but for which the fair value or cash flow hedge elections are not made. In October 2022, Exelon entered into $1,850 million of notional amount floating-to-fixed interest rate cap swaps to manage a portion of interest rate exposure in connection with borrowings. The swaps are not designated as cash flow hedges. As economic hedges, changes in fair value each period will be recognized in earnings starting in the fourth quarter of 2022.
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. As of September 30, 2022, the amount of cash collateral held with external counterparties by Exelon, ComEd, BGE, PHI, Pepco, DPL, and ACE was $505 million, $95 million, $129 million, $279 million, $48 million, $157 million, and $74 million, respectively, which is recorded in Other current liabilities in Exelon's, ComEd's, BGE's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets. The amount of cash collateral received from external counterparties increased as of September 30, 2022 due to rising energy prices. The amount for PECO was not material as of September 30, 2022. As of December 31, 2021, the amounts for ComEd and DPL were $41 million and $43 million, respectively. The amounts for Exelon, PECO, BGE, PHI, Pepco, and ACE were not material as of December 31, 2021.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of September 30, 2022, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of September 30, 2022, they could have been required to post collateral to their counterparties of $43 million, $79 million, and $16 million, respectively.
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs as of September 30, 2022 and December 31, 2021. PECO had no commercial paper borrowings as of September 30, 2022 and December 31, 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Debt and Credit Agreements

	Outstanding Commercial Paper as of		Average Interest Rate on Commercial Paper Borrowings as of
Commercial Paper Issuer	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Exelon(a)	$615	$599	3.37%	0.35%
ComEd	233	—	3.35%	—%
BGE	156	130	3.40%	0.37%
PHI(b)	—	469	—%	0.35%
Pepco	—	175	—%	0.33%
DPL	—	149	—%	0.36%
ACE	—	145	—%	0.35%
__________
(a)Exelon Corporate had $226 million of outstanding commercial paper borrowings at September 30, 2022 and no outstanding commercial paper borrowings as of December 31, 2021.
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
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of September 30, 2022.
On October 7, 2022, Exelon entered into new credit facility agreements, arranged at minority and community banks, which are solely utilized to issue letters of credit. The new facility agreements have aggregate commitments of $40 million, $40 million, $15 million, $15 million, $15 million, and $15 million, at ComEd, PECO, BGE, Pepco, DPL, and ACE, respectively. These facilities expire on October 6, 2023.
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
In connection with the separation, on January 24, 2022, Exelon Corporate entered into a 364-day term loan agreement for $1.15 billion. The loan agreement will expire on January 23, 2023. Pursuant to the loan agreement, loans made thereunder bore interest at a variable rate equal to SOFR plus 0.75% until July 23, 2022

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Debt and Credit Agreements
and a rate of SOFR plus 0.975% thereafter. All indebtedness pursuant to the loan agreement is unsecured. On August 11, 2022, Exelon Corporate made a partial repayment of $575 million on the term loan. The remaining $575 million outstanding balance was repaid on October 11, 2022 in conjunction with the $500 million 18-month term loan that was entered into on October 7, 2022. Refer to the Issuance of Long-Term Debt below for further information.

On October 4, 2022, ComEd entered into a 364-day term loan agreement for $150 million with a variable rate equal to SOFR plus 0.75% and an expiration date of October 3, 2023. The proceeds from this loan were used to repay outstanding commercial paper obligations. The loan agreement will be reflected in Exelon's and ComEd's Consolidated Balance Sheets within Short-term borrowings in the fourth quarter of 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Debt and Credit Agreements
Long-Term Debt
Issuance of Long-Term Debt
During the nine months ended September 30, 2022, the following long-term debt was issued:

Company(a)	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	SMBC Term Loan Agreement	SOFR plus 0.65%	July 21, 2023(b)	$300	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	U.S. Bank Term Loan Agreement	SOFR plus 0.65%	July 21, 2023(b)	300	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	PNC Term Loan Agreement	SOFR plus 0.65%	July 24, 2023(b)	250	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	Notes(c)	2.75%	March 15, 2027	650	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes(c)	3.35%	March 15, 2032	650	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes(c)	4.10%	March 15, 2052	700	Repay existing indebtedness and for general corporate purposes.
Exelon	Long-Term Software License Agreements	2.30%	December 1, 2025	17	Procurement of software licenses
ComEd	First Mortgage Bonds, Series 132	3.15%	March 15, 2032	300	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
ComEd	First Mortgage Bonds, Series 133	3.85%	March 15, 2052	450	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
PECO	First and Refunding Mortgage Bonds	4.60%	May 15, 2052	350	Refinance existing indebtedness and for general corporate purposes.
PECO	First and Refunding Mortgage Bonds	4.375%	August 15, 2052	425	Refinance outstanding commercial paper and for general corporate purposes.
BGE	Notes	4.55%	June 1, 2052	500	Repay outstanding commercial paper obligations, repay existing indebtedness, and for general corporate purposes.
Pepco	First Mortgage Bonds	3.97%	March 24, 2052	400	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	3.35%	September 15, 2032	225	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	3.06%	February 15, 2052	125	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	2.27%	February 15, 2032	25	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	3.06%	February 15, 2052	150	Repay existing indebtedness and for general corporate purposes.
__________
(a)On October 7, 2022, Exelon Corporate entered into an 18-month term loan agreement for $500 million with a variable rate equal to SOFR plus 0.85% and an expiration date of April 7, 2024.
(b)During the third quarter of 2022, the SMBC Term Loan, U.S. Bank Term Loan, and PNC Term Loan were all reclassified to Long-term debt due within one year on the Exelon Consolidated Balance Sheet, given that the Term Loans have maturity dates of July 21, 2023, and July 24, 2023, respectively.
(c)In connection with the issuance and sale of the Notes, Exelon entered into a Registration Rights Agreement with the representatives of the initial purchasers of the Notes and other parties. Pursuant to the Registration Rights Agreement, Exelon filed a registration statement on August 3, 2022, with respect to an offer to exchange the Notes for substantially similar notes of Exelon that are registered under the Securities Act. The registration statement became effective on August 19, 2022. The registered notes, when issued later in the fourth quarter, will have terms identical in all material respects to the Notes, except that their issuance will have been registered under the Securities Act.

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
Debt Covenants
As of September 30, 2022, the Registrants are in compliance with debt covenants.
12. Fair Value of Financial Assets and Liabilities (All Registrants)
Exelon measures and classifies fair value measurements in accordance with the hierarchy as defined by GAAP. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of September 30, 2022 and December 31, 2021. The Registrants have no financial liabilities classified as Level 1.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	September 30, 2022				December 31, 2021
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$36,583	$28,654	$2,270	$30,924	$32,902	$34,897	$2,217	$37,114
ComEd	10,517	8,783	—	8,783	9,773	11,305	—	11,305
PECO	4,612	3,747	50	3,797	4,197	4,740	50	4,790
BGE	4,207	3,539	—	3,539	3,961	4,406	—	4,406
PHI	8,130	4,434	2,220	6,654	7,547	5,970	2,167	8,137
Pepco	3,752	2,179	1,174	3,353	3,445	3,201	975	4,176
DPL	1,938	1,143	446	1,589	1,810	1,426	552	1,978
ACE	1,758	903	600	1,503	1,582	1,091	641	1,732
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$385	$385	$390	$—	$470	$470
ComEd	205	—	204	204	205	—	248	248
PECO	184	—	181	181	184	—	222	222
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2022 and December 31, 2021:
Exelon

	As of September 30, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$664	$—	$—	$664	$524	$—	$—	$524
Rabbi trust investments
Cash equivalents	62	—	—	62	60	—	—	60
Mutual funds	49	—	—	49	60	—	—	60
Fixed income	—	8	—	8	—	10	—	10
Life insurance contracts	—	57	39	96	—	61	37	98
Rabbi trust investments subtotal	111	65	39	215	120	71	37	228
Mark-to-market derivative assets	—	—	24	24	—	—	—	—
Total assets	775	65	63	903	644	71	37	752
Liabilities
Mark-to-market derivative liabilities	—	—	(67)	(67)	—	—	(219)	(219)
Deferred compensation obligation	—	(68)	—	(68)	—	(131)	—	(131)
Total liabilities	—	(68)	(67)	(135)	—	(131)	(219)	(350)
Total net assets (liabilities)	$775	$(3)	$(4)	$768	$644	$(60)	$(182)	$402
__________
(a)Exelon excludes cash of $384 million and $464 million as of September 30, 2022 and December 31, 2021, respectively, and restricted cash of $225 million and $49 million as of September 30, 2022 and December 31, 2021, respectively, and includes long-term restricted cash of $83 million and $44 million as of September 30, 2022 and December 31, 2021, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
As of September 30, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$354	$—	$—	$354	$10	$—	$—	$10	$1	$—	$—	$1
Rabbi trust investments
Mutual funds	—	—	—	—	8	—	—	8	7	—	—	7
Life insurance contracts	—	—	—	—	—	15	—	15	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	8	15	—	23	7	—	—	7
Mark-to-market derivative assets(b)	—	—	24	24	—	—	—	—	—	—	—	—
Total assets	354	—	24	378	18	15	—	33	8	—	—	8
Liabilities
Mark-to-market derivative liabilities(b)	—	—	(67)	(67)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(7)	—	(7)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(7)	(67)	(74)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$354	$(7)	$(43)	$304	$18	$8	$—	$26	$8	$(4)	$—	$4

	ComEd				PECO				BGE
As of December 31, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$237	$—	$—	$237	$9	$—	$—	$9	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	11	—	—	11	14	—	—	14
Life insurance contracts	—	—	—	—	—	16	—	16	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	11	16	—	27	14	—	—	14
Total assets	237	—	—	237	20	16	—	36	14	—	—	14
Liabilities
Mark-to-market derivative liabilities(b)	—	—	(219)	(219)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(10)	—	(10)	—	(9)	—	(9)	—	(7)	—	(7)
Total liabilities	—	(10)	(219)	(229)	—	(9)	—	(9)	—	(7)	—	(7)
Total net assets (liabilities)	$237	$(10)	$(219)	$8	$20	$7	$—	$27	$14	$(7)	$—	$7
__________
(a)ComEd excludes cash of $39 million and $105 million as of September 30, 2022 and December 31, 2021, respectively, and restricted cash of $95 million and $42 million as of September 30, 2022 and December 31, 2021, respectively, and includes long-term restricted cash of $83 million and $43 million as of September 30, 2022 and December 31, 2021, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. PECO excludes cash of $93 million and $35 million as of September 30, 2022 and December 31, 2021, respectively. BGE excludes cash of $20 million and $51 million as of September 30, 2022 and December 31, 2021, respectively, and restricted cash of $129 million and $4 million as of September 30, 2022 and December 31, 2021, respectively.
(b)The Level 3 balance consists of the current asset of $24 million and current and noncurrent liability of none and $67 million, respectively, as of September 30, 2022 and none, $18 million and $201 million, respectively, as of December 31, 2021 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	As of September 30, 2022				As of December 31, 2021
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$266	$—	$—	$266	$110	$—	$—	$110
Rabbi trust investments
Cash equivalents	59	—	—	59	59	—	—	59
Mutual funds	10	—	—	10	14	—	—	14
Fixed income	—	8	—	8	—	10	—	10
Life insurance contracts	—	22	38	60	—	27	35	62
Rabbi trust investments subtotal	69	30	38	137	73	37	35	145
Total assets	335	30	38	403	183	37	35	255
Liabilities
Deferred compensation obligation	—	(14)	—	(14)	—	(18)	—	(18)
Total liabilities	—	(14)	—	(14)	—	(18)	—	(18)
Total net assets	$335	$16	$38	$389	$183	$19	$35	$237

	Pepco				DPL				ACE
As of September 30, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$76	$—	$—	$76	$157	$—	$—	$157	$1	$—	$—	$1
Rabbi trust investments
Cash equivalents	59	—	—	59	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	38	60	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	59	22	38	119	—	—	—	—	—	—	—	—
Total assets	135	22	38	195	157	—	—	157	1	—	—	1
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$135	$21	$38	$194	$157	$—	$—	$157	$1	$—	$—	$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
As of December 31, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$31	$—	$—	$31	$43	$—	$—	$43	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	58	—	—	58	—	—	—	—	—	—	—	—
Life insurance contracts	—	27	35	62	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	58	27	35	120	—	—	—	—	—	—	—	—
Total assets	89	27	35	151	43	—	—	43	—	—	—	—
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$89	$25	$35	$149	$43	$—	$—	$43	$—	$—	$—	$—
__________
(a)PHI excludes cash of $186 million and $100 million as of September 30, 2022 and December 31, 2021, respectively, and restricted cash of $1 million and $3 million as of September 30, 2022 and December 31, 2021, respectively. Pepco excludes cash of $21 million and $34 million as of September 30, 2022 and December 31, 2021, respectively, and restricted cash of $1 million and $3 million as of September 30, 2022 and December 31, 2021, respectively. DPL excludes cash of $49 million and $28 million as of September 30, 2022 and December 31, 2021, respectively. ACE excludes cash of $111 million and $29 million as of September 30, 2022 and December 31, 2021, respectively.
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2022 and 2021:

	Exelon	ComEd		PHI and Pepco
Three Months Ended September 30, 2022	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of June 30, 2022	$(50)	$(88)		$37
Total realized / unrealized gains
Included in net income(a)	1	—		1
Included in regulatory assets/liabilities	45	45	(b)	—
Balance as of September 30, 2022	$(4)	$(43)	(c)	$38
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities as of September 30, 2022	$1	$—		$1

	Exelon	ComEd		PHI and Pepco
Three Months Ended September 30, 2021	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of June 30, 2021	$(231)	$(265)		$34
Total realized / unrealized gains
Included in regulatory assets	51	51	(b)	—
Balance as of September 30, 2021	$(180)	$(214)		$34
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities as of September 30, 2021	$—	$—		$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities

	Exelon	ComEd		PHI and Pepco
Nine months ended September 30, 2022	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of December 31, 2021	$(182)	$(219)		$35
Total realized / unrealized gains
Included in net income(a)	3	—		3
Included in regulatory assets/liabilities	176	176	(b)	—
Transfers out of Level 3	(1)	—		—
Balance as of September 30, 2022	$(4)	$(43)	(c)	$38
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities as of September 30, 2022	$3	$—		$3

	Exelon	ComEd		PHI and Pepco
Nine Months Ended September 30, 2021	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of December 31, 2020	$(267)	$(301)		$34
Total realized / unrealized gains
Included in net income(a)	2	—		2
Included in regulatory assets	87	87	(b)	—
Purchases, sales, and settlements
Settlements	(2)	—		(2)
Balance as of September 30, 2021	$(180)	$(214)		$34
The amount of total gains included in income attributed to the change in unrealized gain related to assets and liabilities as of September 30, 2021	$2	$—		$2
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $51 million of increases in fair value and a decrease for realized gains due to settlements of $6 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended September 30, 2022. Includes $49 million of increases in fair value and an increase for realized losses due to settlements of $2 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended September 30, 2021. Includes $179 million of increases in fair value and an decrease for realized losses due to settlements of $3 million recorded in purchase power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the nine months ended September 30, 2022. Includes $72 million of increases in fair value and an increase for realized losses due to settlements of $15 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the nine months ended September 30, 2021.
(c)The balance consists of $24 million of current assets and current and noncurrent liability of none and $67 million, respectively, as of September 30, 2022.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Fair Value of Financial Assets and Liabilities
Mark-to-Market Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value as of September 30, 2022	Fair Value as of December 31, 2021	Valuation Technique	Unobservable Input	2022 Range & Arithmetic Average				2021 Range & Arithmetic Average
Mark-to-market derivatives	$(43)	$(219)	Discounted Cash Flow	Forward power price(a)	$36.02	-	$111.10	$50.61	$28.65	-	$47.10	$33.96
________
(a)An increase to the forward power price would increase the fair value.

13. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 17 — Commitments and Contingencies of the 2021 Recast Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE as of September 30, 2022:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	57	50	41	6	3
__________
(a)Remaining commitments extend through 2026 and include rate credits, energy efficiency programs and delivery system modernization.
In addition, DPL has committed to conducting three RFPs to procure up to a total of 120 MWs of wind RECs for the purpose of meeting Delaware's renewable portfolio standards. DPL has conducted two of the three wind REC RFPs. The first 40 MW wind REC tranche was conducted in 2017 and did not result in a purchase agreement. The second 40 MW wind REC tranche was conducted in 2018 and resulted in a proposed REC purchase agreement that was approved by the DEPSC in 2019. The RFP for the third and final 40 MW wind REC tranche was conducted in the second quarter of 2022, an evaluation of the proposals was completed in the third quarter and DPL has made a draft recommendation to the DEPSC. The DEPSC is reviewing DPL's recommendation. DPL expects to make a decision on a potential award in the fourth quarter of 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments as of September 30, 2022, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2022	2023	2024	2025	2026	2027 and beyond
Exelon
Letters of credit	$17	$5	$12	$—	$—	$—	$—
Surety bonds(a)	205	85	118	2	—	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	30	—	1	6	6	5	12
Total commercial commitments	$630	$90	$131	$8	$6	$5	$390

ComEd
Letters of credit	$10	$2	$8	$—	$—	$—	$—
Surety bonds(a)	46	5	39	2	—	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$256	$7	$47	$2	$—	$—	$200

PECO
Letters of credit	$1	$—	$1	$—	$—	$—	$—
Surety bonds(a)	2	—	2	—	—	—	—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$181	$—	$3	$—	$—	$—	$178

BGE
Letters of credit	$3	$2	$1	$—	$—	$—	$—
Surety bonds(a)	2	1	1	—	—	—	—
Total commercial commitments	$5	$3	$2	$—	$—	$—	$—

PHI
Surety bonds(a)	$96	$75	$21	$—	$—	$—	$—
Guaranteed lease residual values(b)	30	—	1	6	6	5	12
Total commercial commitments	$126	$75	$22	$6	$6	$5	$12

Pepco
Surety bonds(a)	$85	$71	$14	$—	$—	$—	$—
Guaranteed lease residual values(b)	10	—	—	2	2	2	4
Total commercial commitments	$95	$71	$14	$2	$2	$2	$4

DPL
Surety bonds(a)	$7	$3	$4	$—	$—	$—	$—
Guaranteed lease residual values(b)	13	—	—	3	3	2	5
Total commercial commitments	$20	$3	$4	$3	$3	$2	$5

ACE
Surety bonds(a)	$4	$1	$3	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	—	1	1	1	1	3
Total commercial commitments	$11	$1	$4	$1	$1	$1	$3
__________
(a)Surety bonds — Guarantees issued related to contract and commercial agreements, excluding bid bonds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Commitments and Contingencies
(b)Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $73 million guaranteed by Exelon and PHI, of which $24 million, $30 million, and $19 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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
MGP Sites (All Registrants). ComEd, PECO, BGE, and DPL have identified sites where former MGP or gas purification activities have or may have resulted in actual site contamination. For some sites, there are additional PRPs that may share responsibility for the ultimate remediation of each location.
•ComEd has 20 sites that are currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2031.
•PECO has 6 sites that are currently under some degree of active study and/or remediation. PECO expects the majority of the remediation at these sites to continue through at least 2024.
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
During the third quarter of 2022, ComEd and PECO completed an annual study of their future estimated MGP remediation requirements. The study resulted in a $60 million increase to the environmental liability and related regulatory asset for ComEd. The increase was primarily due to increased costs due to inflation and changes in remediation plans. The study did not result in a material change to the environmental liability for PECO.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Commitments and Contingencies
As of September 30, 2022 and December 31, 2021, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	September 30, 2022		December 31, 2021
	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation
Exelon	$405	$358	$352	$303
ComEd	328	328	279	279
PECO	25	24	22	20
BGE	7	6	6	4
PHI	41	—	42	—
Pepco	39	—	40	—
DPL	1	—	1	—
ACE	1	—	1	—
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
Pursuant to an internal agreement between the Pepco Entities, since 2013, Pepco has performed the work required by the Consent Decree and has been reimbursed for that work by an agreed upon allocation of costs between the Pepco Entities. In September 2019, the Pepco Entities issued a draft “final” RI report which DOEE approved on February 3, 2020. The Pepco Entities are developing a FS to evaluate possible remedial alternatives for submission to DOEE. The Court has established a schedule for completion of the FS, and approval by the DOEE, by March 16, 2023. After completion and approval of the FS, DOEE will prepare a Proposed Plan for public comment and then issue a Record of Decision (ROD) identifying any further response actions determined to be necessary. As part of the separation between Exelon and Constellation in February 2022, the internal agreement between the Pepco Entities for completion and payment for the remaining Consent Decree work was memorialized in a formal agreement for post-separation activities. A second post-separation assumption agreement between Exelon and Constellation transferred any of the potential remaining remediation liability, if any, of PES/Generation to a non-utility subsidiary of Exelon which going forward will be responsible for those liabilities. Exelon, PHI, and Pepco have determined that a loss associated with this matter is probable and have accrued an estimated liability, which is included in the table above.
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

Note 13 — Commitments and Contingencies
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
Litigation and Regulatory Matters
Deferred Prosecution Agreement (DPA) and Related Matters (Exelon and ComEd). Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois (USAO) requiring production of information concerning their lobbying activities in the State of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the USAO requiring production of records of any communications with certain individuals and entities. On October 22, 2019, the SEC notified Exelon and ComEd that it had also opened an investigation into their lobbying activities. On July 17, 2020, ComEd entered into a DPA with the USAO to resolve the USAO investigation. Under the DPA, the USAO filed a single charge alleging that ComEd improperly gave and offered to give jobs, vendor subcontracts, and payments associated with those jobs and subcontracts for the benefit of the former Speaker of the Illinois House of Representatives and the Speaker’s associates, with the intent to influence the Speaker’s action regarding legislation affecting ComEd’s interests. The DPA provides that the USAO will defer any prosecution of such charge and any other criminal or civil case against ComEd in connection with the matters identified therein for a three-year period subject to certain obligations of ComEd, including payment to the U.S. Treasury of $200 million, which was paid in November 2020. Exelon was not made party to the DPA, and therefore the investigation by the USAO into Exelon’s activities ended with no charges being brought against Exelon. The SEC’s investigation remains ongoing and Exelon and ComEd have cooperated fully and intend to continue to cooperate fully with the SEC. Exelon and ComEd cannot predict the outcome of the SEC investigation. No loss contingency has been reflected in Exelon's and ComEd's consolidated financial statements with respect to the SEC investigation, as this contingency is neither probable nor reasonably estimable at this time.
Subsequent to Exelon announcing the receipt of the subpoenas, various lawsuits were filed, and various demand letters were received related to the subject of the subpoenas, the conduct described in the DPA and the SEC's investigation, including:
•Four putative class action lawsuits against ComEd and Exelon were filed in federal court on behalf of ComEd customers in the third quarter of 2020 alleging, among other things, civil violations of federal racketeering laws. In addition, the Citizens Utility Board (CUB) filed a motion to intervene in these cases on October 22, 2020 which was granted on December 23, 2020. On December 2, 2020, the court

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Commitments and Contingencies
appointed interim lead plaintiffs in the federal cases which consisted of counsel for three of the four federal cases. These plaintiffs filed a consolidated complaint on January 5, 2021. CUB also filed its own complaint against ComEd only on the same day. The remaining federal case, Potter, et al. v. Exelon et al, differed from the other lawsuits as it named additional individual defendants not named in the consolidated complaint. However, the Potter plaintiffs voluntarily dismissed their complaint without prejudice on April 5, 2021. ComEd and Exelon moved to dismiss the consolidated class action complaint and CUB’s complaint on February 4, 2021 and briefing was completed on March 22, 2021. On March 25, 2021, the parties agreed, along with state court plaintiffs, discussed below, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. On September 9, 2021, the federal court granted Exelon’s and ComEd’s motion to dismiss and dismissed the plaintiffs’ and CUB’s federal law claim with prejudice. The federal court also dismissed the related state law claims made by the federal plaintiffs and CUB on jurisdictional grounds. Plaintiffs appealed dismissal of the federal law claim to the Seventh Circuit Court of Appeals. Plaintiffs and CUB also refiled their state law claims in state court and moved to consolidate them with the already pending consumer state court class action, discussed below. On August 22, 2022, the Seventh Circuit affirmed the dismissal of the consolidated federal cases in their entirety.
•Three putative class action lawsuits against ComEd and Exelon were filed in Illinois state court in the third quarter of 2020 seeking restitution and compensatory damages on behalf of ComEd customers. The cases were consolidated into a single action in October of 2020. In November 2020, CUB filed a motion to intervene in the cases pursuant to an Illinois statute allowing CUB to intervene as a party or otherwise participate on behalf of utility consumers in any proceeding which affects the interest of utility consumers. On November 23, 2020, the court allowed CUB’s intervention, but denied CUB's request to stay these cases. Plaintiffs subsequently filed a consolidated complaint, and ComEd and Exelon filed a motion to dismiss on jurisdictional and substantive grounds on January 11, 2021. Briefing on that motion was completed on March 2, 2021. The parties agreed, on March 25, 2021, along with the federal court plaintiffs discussed above, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. On December 23, 2021, the state court granted ComEd and Exelon's motion to dismiss with prejudice. On December 30, 2021, plaintiffs filed a motion to reconsider that dismissal and for permission to amend their complaint. The court denied the plaintiffs' motion on January 21, 2022. Plaintiffs have appealed the court's ruling dismissing their complaint to the First District Court of Appeals. On February 15, 2022, Exelon and ComEd moved to dismiss the federal plaintiffs' refiled state law claims, seeking dismissal on the same legal grounds asserted in their motion to dismiss the original state court plaintiffs' complaint. The court granted dismissal of the refiled state claims on February 16, 2022. The original federal plaintiffs appealed that dismissal on February 18, 2022. The two state appeals were consolidated on March 21, 2022. Plaintiffs' opening appellate brief was filed on August 5, 2022. Exelon and ComEd's response is currently due November 18, 2022.
•A putative class action lawsuit against Exelon and certain officers of Exelon and ComEd was filed in federal court in December 2019 alleging misrepresentations and omissions in Exelon’s SEC filings related to ComEd’s lobbying activities and the related investigations. The complaint was amended on September 16, 2020, to dismiss two of the original defendants and add other defendants, including ComEd. Defendants filed a motion to dismiss in November 2020. The court denied the motion in April 2021. On May 26, 2021, defendants moved the court to certify its order denying the motion to dismiss for interlocutory appeal. Briefing on the motion was completed in June 2021. That motion was denied on January 28, 2022. In May 2021, the parties each filed respective initial discovery disclosures. On June 9, 2021, defendants filed their answer and affirmative defenses to the complaint and the parties engaged thereafter in discovery. On September 9, 2021, the U.S. government moved to intervene in the lawsuit and stay discovery until the parties entered into an amendment to their protective order that would prohibit the parties from requesting discovery into certain matters, including communications with the U.S. government. The court ordered said amendment to the protective order on November 15, 2021 and discovery resumed. The court further amended the protective order on October 17, 2022 and extended it until May 15, 2023. The next court status is set for May 8, 2023. Discovery remains ongoing.
•Several shareholders have sent letters to the Exelon Board of Directors from 2020 through May 2022 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Commitments and Contingencies
appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. On October 12, 2021, the parties to the derivative action filed an agreed motion to stay that litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. On February 3, 2022, the court granted an extension of the stay for another 120 days and directed the parties to file a status report on June 1, 2022. On June 1, 2022, the parties requested a further extension of the stay until September 14, 2022, which the court granted. On September 13, 2022, the court further extended the stay until December 16, 2022 and directed the parties to file a status report on December 9, 2022.
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
In August 2022, the ICC concluded its investigation initiated on August 12, 2021 into rate impacts of conduct admitted in the DPA, including the costs recovered from customers related to the DPA and Exelon's funding of the fine paid by ComEd. On August 17, 2022, the ICC issued its final order accepting ComEd's voluntary customer refund offer of approximately $38 million (of which about $31 million is ICC jurisdictional; the remaining balance is FERC jurisdictional) that resolves the question of whether customer funds were used for DPA related activities. The customer refund includes the cost of every individual or entity that was either (i) identified in the DPA or (ii) identified by ComEd as an associate of the former Speaker of the Illinois House of Representatives in the ICC proceeding. The ICC rejected an argument by the Illinois Attorney General, City of Chicago, and CUB that a costly permanent adjustment also needed to be made to ComEd's ratemaking capital structure on account of Exelon having funded ComEd's payment of the DPA fine with an equity infusion. On October 6, the ICC denied the application for rehearing filed by the Illinois Attorney General, City of Chicago, and CUB that specifically focused on their capital structure argument. An accrual for the amount of the voluntary customer refund has been recorded in Regulatory liabilities and Other deferred credits and other liabilities in Exelon’s and ComEd’s Consolidated Balance Sheets as of September 30, 2022. The ICC jurisdictional refund must be made in April 2023; the FERC jurisdictional refund will be made as part of the next transmission formula rate update proceeding in 2023. The customer refund will not be recovered in rates or charged to customers and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon.
Savings Plan Claim (Exelon). On December 6, 2021, seven current and former employees filed a putative ERISA class action suit in U.S. District Court for the Northern District of Illinois against Exelon, its Board of Directors, the former Board Investment Oversight Committee, the Corporate Investment Committee, individual defendants, and other unnamed fiduciaries of the Exelon Corporation Employee Savings Plan (Plan). The complaint alleges that the defendants violated their fiduciary duties under the Plan by including certain investment options that allegedly were more expensive than and underperformed similar passively-managed or other funds available in the marketplace and permitting a third-party administrative service provider/recordkeeper and an investment adviser to charge excessive fees for the services provided. The plaintiffs seek declaratory, equitable and monetary relief on behalf of the Plan and participants. On February 16, 2022, the court granted the parties' stipulated dismissal of the individual named defendants without prejudice. The remaining defendants filed a motion to dismiss the complaint on February 25, 2022. The plaintiffs filed their response brief on March 28, 2022 and the defendants filed their reply on April 11, 2022. On March 4, 2022, the Chamber of Commerce filed a brief of amicus curiae in support of the defendants' motion to dismiss. On September 22, 2022, the court granted Exelon’s motion to dismiss without prejudice. The court granted plaintiffs leave until October 31, 2022 to file an amended complaint. On October 21, 2022, the court granted plaintiffs additional time, until November 30, 2022, to file an amendment complaint. Defendants’ response to any amended complaint would be due January 20, 2023. No loss contingencies have been reflected in Exelon’s consolidated financial statements with respect to this matter, as such contingencies are neither probable nor reasonably estimable at this time.
General (All Registrants). The Registrants are involved in various other litigation matters that are being defended and handled in the ordinary course of business. The assessment of whether a loss is probable or

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Commitments and Contingencies
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
14. Shareholders' Equity (Exelon)
Equity Securities Offering
On August 4, 2022, Exelon entered into an agreement with certain underwriters in connection with an underwritten public offering (the “Offering”) of 11.3 million shares (the “Shares”) of its common stock, no par value (“Common Stock”). The Shares were sold to the underwriters at a price per share of $43.32. Exelon also granted the underwriters an option to purchase an additional 1.695 million shares of Common Stock also at the price per share of $43.32. On August 5, 2022, the underwriters exercised the option in full. The net proceeds from the Offering and the exercise of the underwriters’ option were $563 million before expenses paid by Exelon. Exelon used the proceeds together with available cash balances, to repay $575 million in borrowings under a $1.15 billion term loan credit facility. See Note 11 — Debt and Credit Agreements for additional information on Exelon’s term loan.
At-the-Market (ATM) Program
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”) with certain sales agents and forward sellers and certain forward purchasers establishing an ATM equity distribution program under which it may offer and sell shares of its Common Stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of Common Stock under the Equity Distribution Agreement and may at any time suspend or terminate offers and sales under the Equity Distribution Agreement. As of September 30, 2022, Exelon has not issued any shares of Common Stock under the ATM program and has not entered into any forward sale agreements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Changes in Accumulated Other Comprehensive Income
15. Changes in Accumulated Other Comprehensive Income (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

Three Months Ended September 30, 2022	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance as of June 30, 2022	$—	$(701)	$—	$(701)
Amounts reclassified from AOCI	—	9	—	9
Net current-period OCI	—	9	—	9
Balance as of September 30, 2022	$—	$(692)	$—	$(692)

Three Months Ended September 30, 2021	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance as of June 30, 2021	$(5)	$(3,264)	$(20)	$(3,289)
OCI before reclassifications	—	14	(3)	11
Amounts reclassified from AOCI	—	55	—	55
Net current-period OCI	—	69	(3)	66
Balance as of September 30, 2021	$(5)	$(3,195)	$(23)	$(3,223)

Nine Months Ended September 30, 2022	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance as of December 31, 2021	$(6)	$(2,721)	$(23)	$(2,750)
Separation of Constellation	6	1,994	23	2,023
OCI before reclassifications	—	2	—	2
Amounts reclassified from AOCI	—	33	—	33
Net current-period OCI	—	35	—	35
Balance as of September 30, 2022	$—	$(692)	$—	$(692)

Nine Months Ended September 30, 2021	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance as of December 31, 2020	$(5)	$(3,372)	$(23)	$(3,400)
OCI before reclassifications	(1)	15	—	14
Amounts reclassified from AOCI	—	163	—	163
Net current-period OCI	(1)	178	—	177
Balance as of September 30, 2021	$(6)	$(3,194)	$(23)	$(3,223)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. Additionally, as of February 1, 2022, in connection with the separation, Exelon's pension and OPEB plans were remeasured. See Note 9 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Changes in Accumulated Other Comprehensive Income
The following table presents income tax benefit (expense) allocated to each component of Exelon's other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$—	$1	$—	$3
Actuarial loss reclassified to periodic benefit cost	(3)	(19)	(11)	(57)
Pension and non-pension postretirement benefit plans valuation adjustment	—	(7)	—	(8)
16. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended September 30, 2022
Utility taxes(a)	$244	$84	$51	$22	$87	$79	$7	$1
Property	99	10	4	50	35	23	11	1
Payroll	28	7	5	4	7	2	1	—

Three Months Ended September 30, 2021
Utility taxes(a)	$215	$67	$41	$21	$86	$80	$6	$—
Property	98	13	5	46	34	23	10	1
Payroll	33	7	4	5	7	2	1	1

Nine Months Ended September 30, 2022
Utility taxes(a)	$667	$233	$126	$70	$238	$216	$19	$3
Property	287	30	12	142	103	70	31	2
Payroll	92	21	14	13	21	5	4	2

Nine Months Ended September 30, 2021
Utility taxes(a)	$592	$188	$107	$66	$231	$212	$17	$2
Property	271	30	13	131	97	65	30	2
Payroll	97	20	12	14	21	5	4	2
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Supplemental Financial Information

	Other, Net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended September 30, 2022
AFUDC — Equity	$38	$10	$7	$5	$16	$12	$2	$2
Non-service net periodic benefit cost	16	—	—	—	—	—	—	—

Three Months Ended September 30, 2021
AFUDC — Equity	$36	$10	$7	$7	$12	$9	$2	$1
Non-service net periodic benefit cost	19	—	—	—	—	—	—	—

Nine Months Ended September 30, 2022
AFUDC — Equity	$112	$28	$22	$17	$45	$35	$5	$5
Non-service net periodic benefit cost	48	—	—	—	—	—	—	—

Nine Months Ended September 30, 2021
AFUDC — Equity	$99	$23	$19	$21	$36	$30	$4	$2
Non-service net periodic benefit cost	64	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation and amortization
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Nine Months Ended September 30, 2022
Property, plant, and equipment(b)	$2,024	$770	$267	$355	$502	$214	$141	$126
Amortization of regulatory assets(b)	532	212	10	115	195	98	31	66
Amortization of intangible assets, net(b)	10	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	3	—	—	—	—	—	—	—
Nuclear fuel(d)	66	—	—	—	—	—	—	—
ARO accretion(e)	44	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$2,679	$982	$277	$470	$697	$312	$172	$192

Nine Months Ended September 30, 2021
Property, plant, and equipment(b)	$4,505	$721	$249	$324	$467	$204	$126	$115
Amortization of regulatory assets(b)	439	172	10	110	147	98	31	18
Amortization of intangible assets, net(b)	44	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	23	—	—	—	—	—	—	—
Nuclear fuel(d)	810	—	—	—	—	—	—	—
ARO accretion(e)	383	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$6,204	$893	$259	$434	$614	$302	$157	$133

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Supplemental Financial Information
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
(d)Included in Purchased fuel expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.
(e)Included in Operating and maintenance expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.

	Other non-cash operating activities
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Nine Months Ended September 30, 2022
Pension and non-pension postretirement benefit costs	$124	$45	$(6)	$34	$39	$6	$3	$9
Allowance for credit losses	130	40	32	18	42	21	9	12
Other decommissioning-related activity	36	—	—	—	—	—	—	—
Energy-related options	60	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(92)	(163)	(1)	40	33	15	3	14
Long-term incentive plan	35	—	—	—	—	—	—	—
Amortization of operating ROU asset	47	1	—	14	21	5	6	3
AFUDC — Equity	(112)	(28)	(22)	(17)	(45)	(35)	(5)	(5)

Nine Months Ended September 30, 2021
Pension and non-pension postretirement benefit costs	$304	$97	$5	$45	$36	$5	$2	$8
Allowance for credit losses	155	34	36	7	18	9	3	6
Other decommissioning-related activity	(810)	—	—	—	—	—	—	—
Energy-related options	45	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(129)	(32)	(20)	17	(94)	(54)	(17)	(23)
Severance costs	(67)	1	—	—	1	—	—	—
Long-term incentive plan	94	—	—	—	—	—	—	—
Amortization of operating ROU asset	146	2	—	22	21	5	7	3
AFUDC — Equity	(99)	(23)	(19)	(21)	(36)	(30)	(4)	(2)
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

Note 16 — Supplemental Financial Information
The following tables provide a reconciliation of cash, cash equivalents, and restricted cash reported within the Registrants’ Consolidated Balance Sheets that sum to the total of the same amounts in their Consolidated Statements of Cash Flows.

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2022
Cash and cash equivalents	$446	$63	$94	$20	$219	$21	$49	$112
Restricted cash and cash equivalents	744	342	9	130	234	77	157	—
Restricted cash included in other long-term assets	83	83	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,273	$488	$103	$150	$453	$98	$206	$112

December 31, 2021
Cash and cash equivalents	$672	$131	$36	$51	$136	$34	$28	$29
Restricted cash and cash equivalents	321	210	8	4	77	34	43	—
Restricted cash included in other long-term assets	44	43	—	—	—	—	—	—
Cash, restricted cash, and cash equivalents from discontinued operations	582	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,619	$384	$44	$55	$213	$68	$71	$29

September 30, 2021
Cash and cash equivalents	$2,957	$241	$344	$225	$82	$19	$13	$16
Restricted cash and cash equivalents	473	276	8	27	71	41	26	5
Restricted cash included in other long-term assets	54	44	—	—	9	—	—	9
Total cash, restricted cash, and cash equivalents(a)	$3,484	$561	$352	$252	$162	$60	$39	$30

December 31, 2020
Cash and cash equivalents	$432	$83	$19	$144	$111	$30	$15	$17
Restricted cash and cash equivalents	349	279	7	1	39	35	—	3
Restricted cash included in other long-term assets	53	43	—	—	10	—	—	10
Cash, restricted cash, and cash equivalents from discontinued operations	332	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,166	$405	$26	$145	$160	$65	$15	$30
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
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2021 Recast Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2022
Compensation-related accruals(a)	$501	$152	$63	$56	$89	$26	$16	$13
Taxes accrued	317	115	41	85	90	67	12	4
Interest accrued	341	66	43	44	73	34	21	16

December 31, 2021
Compensation-related accruals(a)	$596	$155	$77	$78	$113	$35	$20	$17
Taxes accrued	253	94	14	53	96	88	9	11
Interest accrued	297	116	41	44	52	28	8	11
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.
Book Overdrafts (Exelon, PHI, DPL)
Book overdrafts representing outstanding checks in excess of funds on deposit are included in Other current liabilities on the Registrants' Consolidated Balance Sheets. The balance of DPL's book overdrafts was $28 million and $4 million as of September 30, 2022 and December 31, 2021, respectively.
17. Related Party Transactions (All Registrants)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ComEd(a)	$—	$94	$59	$256
PECO(b)	—	59	33	142
BGE(c)	—	65	18	195
PHI	—	99	51	276
Pepco(d)	—	69	39	199
DPL(e)	—	25	10	63
ACE(f)	—	5	2	14
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

Note 17 — Related Party Transactions

Service Company Costs for Corporate Support
The Registrants receive a variety of corporate support services from BSC. Pepco, DPL, and ACE also receive corporate support services from PHISCO. See Note 1 — Significant Accounting Policies for additional information regarding BSC and PHISCO.
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Exelon
BSC					$156	$106	$500	$355
PHISCO					20	18	60	54
ComEd
BSC	$69	$71	$234	$214	70	47	222	148
PECO
BSC	44	41	140	120	24	12	80	57
BGE
BSC	46	45	148	133	26	20	86	62
PHI
BSC	39	40	135	116	36	27	112	88
PHISCO	—	—	—	—	20	18	60	54
Pepco
BSC	24	23	80	68	13	11	41	36
PHISCO	28	26	86	84	8	7	24	22
DPL
BSC	16	14	51	43	11	10	34	29
PHISCO	24	24	73	73	7	6	20	17
ACE
BSC	13	14	42	37	12	7	37	22
PHISCO	20	21	63	64	5	5	16	15

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Related Party Transactions

Current Receivables from/Payables to affiliates
The following tables present current receivables from affiliates and current payables to affiliates:
September 30, 2022

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$50	$—	$4	$54
PECO	$—		—	—	—	—	30	—	6	36
BGE	—	—		—	—	—	31	—	1	32
PHI	—	—	—	—	—	—	4	—	10	14
Pepco	—	—	—		—	—	14	13	1	28
DPL	—	—	—	—		—	13	10	1	24
ACE	—	—	—	—	—		10	9	1	20
Other	3	1	—	—	—	1	9	—		14
Total	$3	$1	$—	$—	$—	$1	$161	$32	$24	$222
December 31, 2021

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	Generation	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$41	$71	$—	$9	$121
PECO	$—		—	—	—	—	30	36	—	4	70
BGE	—	—		—	—	—	4	41	—	3	48
PHI	—	1	—	—	—	1	—	5	—	9	16
Pepco	—	—	1		1	1	20	21	12	3	59
DPL	—	—	—	—		—	4	17	11	1	33
ACE	—	—	—	—	—		7	13	9	2	31
Generation	13	—	—	—	—	—		102	—	16	131
Other	3	—	—	—	—	—	11	—	—		14
Total	$16	$1	$1	$—	$1	$2	$117	$306	$32	$47	$523
Borrowings from Exelon/PHI intercompany money pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing both Exelon and PHI operate an intercompany money pool. PECO and PHI Corporate participate in the Exelon money pool. Pepco, DPL, and ACE participate in the PHI intercompany money pool.
Noncurrent Receivables from affiliates
ComEd and PECO have noncurrent receivables with Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent NDT funds are greater than the underlying ARO at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. The receivables are recorded in Receivable related to Regulatory Agreement Units as of September 30, 2022 and in noncurrent Receivables from affiliates as of December 31, 2021. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements of the 2021 Recast Form 10-K for additional information.
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Related Party Transactions

	September 30, 2022			December 31, 2021
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders from continuing operations and the Utility Registrants' Net income for the three and nine months ended September 30, 2022 compared to the same period in 2021. For additional information regarding the financial results for the three and nine months ended September 30, 2022 and 2021 see the discussions of Results of Operations by Registrant.

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Exelon	$676	$457	$219	$1,622	$1,307	$315
ComEd	291	220	71	706	609	97
PECO	135	111	24	474	383	91
BGE	33	36	(3)	267	290	(23)
PHI	289	266	23	518	535	(17)
Pepco	145	130	15	261	264	(3)
DPL	52	50	2	130	135	(5)
ACE	94	90	4	131	141	(10)
Other(a)	(72)	(176)	104	(343)	(510)	167
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
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Net income attributable to common shareholders from continuing operations increased by $219 million and diluted earnings per average common share from continuing operations increased to $0.68 in 2022 from $0.47 in 2021 primarily due to:
•Higher electric distribution earnings from higher allowed electric distribution ROE due to an increase in treasury rates and higher rate base at ComEd;
•The favorable impacts of rate increases at PECO, BGE, and PHI;
•Favorable impacts of decreased storm costs at PECO and BGE; and
•Lower BSC costs, which were previously allocated to Generation but do not qualify as expenses of the discontinued operations per the accounting rules. Such costs, on a pre-tax basis, were $104 million for the three months ended September 30, 2021.
The increases were partially offset by:
•An adjustment at PECO to exclude one-time non-cash impacts associated with the remeasurement of deferred income taxes as a result of the reduction in Pennsylvania corporate income tax rate;
•Higher depreciation expense at PECO and PHI; and
•Higher interest expense at Exelon Corporate.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Net income attributable to common shareholders from continuing operations increased by $315 million and diluted earnings per average common share from continuing operations increased to $1.65 in 2022 from $1.33 in 2021 primarily due to:
•Higher electric distribution earnings from higher allowed electric distribution ROE due to an increase in treasury rates and higher rate base at ComEd;
•The favorable impacts of rate increases at PECO, BGE, and PHI;
•Favorable impacts of decreased storm costs at PECO and BGE; and
•Lower BSC costs presented in Exelon’s continuing operations, which were previously allocated to Generation but do not qualify as expenses of the discontinued operation per the accounting rules. Such costs, on a pre-tax basis, were $28 million for the period in 2022 prior to the separation on February 1, 2022 (January 1, 2022 to January 31, 2022) and $309 million for the nine months ended September 30, 2021.
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
•An adjustment at PECO to exclude one-time non-cash impacts associated with the remeasurement of deferred income taxes as a result of the reduction in Pennsylvania corporate income tax rate;
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

The following tables provide a reconciliation between net income attributable to common shareholders from continuing operations as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three and nine months ended September 30, 2022 compared to the same period in 2021.

	Three Months Ended September 30,
	2022		2021
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders from Continuing Operations	$676	$0.68	$457	$0.47
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $1)	—	—	3	—
Cost Management Program (net of taxes of $0)	—	—	4	—
COVID-19 Direct Costs (net of taxes of $0)(a)	—	—	3	—
Asset Retirement Obligation (net of taxes of $2 and $1)	(4)	—	2	—
Acquisition Related Costs (net of taxes of $2)(b)	—	—	7	0.01
ERP System Implementation Costs (net of taxes $1)(c)	—	—	4	—
Asset Impairments (net of taxes of $10)	37	0.04	—	—
Separation Costs (net of taxes of $1 and $8, respectively)(d)	(3)	—	16	0.02
Income Tax-Related Adjustments (entire amount represents tax expense)(e)	38	0.04	26	0.03
Adjusted (non-GAAP) Operating Earnings	$745	$0.75	$522	$0.53

	Nine Months Ended September 30,
	2022		2021
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders from Continuing Operations	$1,622	$1.65	$1,307	$1.33
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $2)	—	—	6	0.01
Cost Program Management (net of taxes of $0)	—	—	5	0.01
COVID-19 Direct Costs (net of taxes of $3)(a)	—	—	7	0.01
Asset Retirement Obligation (net of taxes of $2 and $1)	(4)	—	2	—
Acquisition Related Costs (net of taxes of $5)(b)	—	—	15	0.02
ERP System Implementation Costs (net of taxes of $0 and $2, respectively)(c)	1	—	10	0.01
Asset Impairments (net of taxes of $10)	37	0.04	—	—
Separation Costs (net of taxes of $10 and $13, respectively)(d)	25	0.03	29	0.03
Income Tax-Related Adjustments (entire amount represents tax expense)(f)	130	0.13	24	0.02
Adjusted (non-GAAP) Operating Earnings	$1,811	$1.84	$1,405	$1.43
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
(e)In 2022, for PECO, reflects an adjustment to exclude one-time non-cash impacts associated with the remeasurement of deferred income taxes as a result of the reduction in Pennsylvania corporate income tax rate. In 2021, for Corporate, primarily reflects the adjustment to deferred income taxes due to changes in forecasted apportionment.
(f)In 2022, for PECO, reflects an adjustment to exclude one-time non-cash impacts associated with the remeasurement of deferred income taxes as a result of the reduction in Pennsylvania corporate income tax rate. In 2022, for Corporate, in connection with the separation, Exelon recorded an income tax expense primarily due to the long-term marginal state income tax rate change, the recognition of valuation allowances against the net deferred tax assets positions for certain standalone state filing jurisdictions, and nondeductible transaction costs partially offset by a one-time impact associated with a state tax benefit. In 2021, for Corporate, primarily reflects the adjustment to deferred income taxes due to changes in forecasted apportionment.

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
In connection with the separation, Exelon incurred separation (benefit)/costs impacting continuing operations of $(2) million and $24 million on a pre-tax basis for the three months ended September 30, 2022 and 2021, respectively, and $35 million and $42 million on a pre-tax basis for the nine months ended September 30, 2022 and 2021, respectively, which are recorded in Operating and maintenance expense. Total separation costs impacting continuing operations for the remainder of 2022 are not expected to be material. These costs are excluded from Adjusted (non-GAAP) Operating Earnings. The separation costs are primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs.
Equity Securities Offering
On August 4, 2022, Exelon entered into an agreement with certain underwriters in connection with an underwritten public offering of 12.995 million shares of its common stock, no par value. The net proceeds were $563 million before expenses paid by Exelon. See Note 14 – Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
ComEd Electric Distribution Rates
On November 3, 2022, ComEd announced it plans on filing a four-year MRP in January 2023. The MRP will set rates for 2024 – 2027, based on forecasted revenue requirements and an ICC determined rate of return on rate base, including the cost of common equity. See Note 3 – Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
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
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	April 16, 2021	Electric	$51	$46	7.36%	December 1, 2021	January 1, 2022
PECO - Pennsylvania	March 30, 2021	Electric	246	132	N/A	November 18, 2021	January 1, 2022
	March 31, 2022	Natural Gas	82	55		October 27, 2022	January 1, 2023
BGE - Maryland	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - District of Columbia	May 30, 2019 (amended June 1, 2020)	Electric	136	109	9.275%	June 8, 2021	July 1, 2021
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland	September 1, 2021 (amended December 23, 2021)	Electric	27	13	9.60%	March 2, 2022	March 2, 2022
DPL - Delaware	January 14, 2022 (amended August 15, 2022)	Natural Gas	13	8	9.60%	October 12, 2022	November 1, 2022
ACE - New Jersey	December 9, 2020 (amended February 26, 2021)	Electric	67	41	9.60%	July 14, 2021	January 1, 2022

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	April 15, 2022	Electric	$199	7.85%	Fourth quarter of 2022
DPL - Maryland	May 19, 2022	Electric	38	10.25%	Fourth quarter of 2022
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
Pennsylvania Corporate Income Tax Rate Change
On July 8, 2022, Pennsylvania enacted House Bill 1342, which will permanently reduce the corporate income tax rate from 9.99% to 4.99%. The tax rate will be reduced to 8.99% for the 2023 tax year. Starting with the 2024 tax year, the rate is reduced by 0.50% annually until it reaches 4.99% in 2031. As a result of the rate change, in the third quarter of 2022, Exelon and PECO recorded a one-time decrease to deferred income taxes of $390 million with a corresponding decrease to the deferred income taxes regulatory asset of $428 million for the amounts that are expected to be settled through future customer rates and an increase to income tax expense of $38 million (net of federal taxes), which was excluded from Exelon's Adjusted (non-GAAP) Operating Earnings. The tax rate decrease is not expected to have a material ongoing impact to Exelon’s and PECO’s financial statements. See Note 8 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The bill extends tax benefits for renewable technologies like solar and wind, creates new tax benefits for alternative clean energy sources like nuclear and hydrogen and it focuses on energy efficiency, electrification, and equity. However, the bill also implements a new 15.0% corporate alternative minimum tax based on adjusted GAAP income. Exelon estimates the IRA could result in an increase in cash taxes for Exelon of approximately $200 million per year starting in 2023. Exelon is continuing to assess the impacts of the IRA on the financial statements and will update estimates based on guidance to be issued by the U.S. Treasury and IRS in the future.
Asset Impairment
In the third quarter of 2022, a review of the impacts of COVID-19 on office use resulted in plans to cease the renovation and dispose of an office building at BGE before the asset was placed into service. As a result, Exelon and BGE recorded a pre-tax impairment charge of $46 million in the third quarter of 2022, which was excluded from Exelon's Adjusted (non-GAAP) Operating Earnings. See Note 7 – Asset Impairments of the Combined Notes to Consolidated Financial Statements for additional information.

Other Key Business Drivers and Management Strategies
The following discussion of other key business drivers and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business  in the 2021 Form 10-K, ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Key Business Drivers and Management Strategies in the 2021 Recast Form 10-K, and Note 13 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in this report for additional information on various environmental matters.
Legislative and Regulatory Developments
Infrastructure Investment and Jobs Act
On November 15, 2021, President Biden signed the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA) into law. IIJA provides for approximately $550 billion in new federal spending. Categories of funding include funding for a variety of infrastructure needs, including but not limited to: (1) power and grid reliability and resilience, (2) resilience for cybersecurity to address critical infrastructure needs, and (3) electric vehicle charging infrastructure for alternative fuel corridors. Federal agencies are developing guidelines to implement spending programs under IIJA. The time needed to develop these guidelines will vary with some limited program applications opened as early as the first quarter of 2022. The Registrants are continuing to analyze the legislation and considering possible opportunities to apply for funding, either directly or in potential collaborations with state and/or local agencies and key stakeholders. The Registrants cannot predict the ultimate timing and success of securing funding from programs under IIJA.
ComEd and BGE applied for the Middle Mile Grant (MMG), which establishes and funds construction, improvement, or acquisition of middle mile broadband infrastructure which creates high-speed internet services. The MMG addresses inequitable broadband access by expansion and extension of the middle mile infrastructure in underserved communities. ComEd and BGE cannot predict if their applications will be approved as filed or the timing of receiving any funds if they are awarded a grant.

Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. At September 30, 2022, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2021. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2021 Recast Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended September 30,		(Unfavorable) Favorable Variance	Nine Months Ended September 30,		(Unfavorable) Favorable Variance
	2022	2021		2022	2021
Operating revenues	$1,378	$1,789	$(411)	$4,536	$4,840	$(304)
Operating expenses
Purchased power	121	703	582	1,041	1,728	687
Operating and maintenance	355	330	(25)	1,045	969	(76)
Depreciation and amortization	333	304	(29)	982	893	(89)
Taxes other than income taxes	104	91	(13)	289	243	(46)
Total operating expenses	913	1,428	515	3,357	3,833	476
Loss on sales of assets	—	—	—	(2)	—	(2)
Operating income	465	361	104	1,177	1,007	170
Other income and (deductions)
Interest expense, net	(104)	(98)	(6)	(308)	(292)	(16)
Other, net	14	13	1	40	35	5
Total other income and (deductions)	(90)	(85)	(5)	(268)	(257)	(11)
Income before income taxes	375	276	99	909	750	159
Income taxes	84	56	(28)	203	141	(62)
Net income	$291	$220	$71	$706	$609	$97
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Net income increased by $71 million as compared to the same period in 2021, primarily due to increases in electric distribution formula rate earnings (reflecting higher allowed electric distribution ROE due to an increase in treasury rates and the impacts of higher rate base).
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Net income increased by $97 million as compared to the same period in 2021, primarily due to increases in electric distribution formula rate earnings (reflecting higher allowed electric distribution ROE due to an increase in treasury rates and the impacts of higher rate base) partially offset by the voluntary customer refund related to the ICC investigation of matters identified in the Deferred Prosecution Agreement. See Note 13 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Increase (Decrease)	Increase (Decrease)
Distribution	$112	$223
Transmission	9	47
Energy efficiency	19	39
Other	6	9
	146	318
Regulatory required programs	(557)	(622)
Total increase	$(411)	$(304)
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms implemented pursuant to FEJA.

ComEd
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased for the three and nine months ended September 30, 2022 as compared to the same period in 2021, due to higher allowed ROE due to an increase in treasury rates, the impact of a higher rate base, and higher fully recoverable costs.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased for the three and nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to the impact of higher rate base and higher fully recoverable costs.
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased for the three and nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenue increased for the three and nine months ended September 30, 2022 as compared to the same period in 2021, which primarily reflects mutual assistance revenues associated with storm restoration efforts.
Regulatory Required Programs represents revenues collected under approved riders to recover costs incurred for regulatory programs such as recoveries under the credit loss expense tariff, environmental costs associated with MGP sites, ETAC, and costs related to electricity, ZEC, CMC, and REC procurement. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding CMCs. ETAC is a retail customer surcharge collected by electric utilities operating in Illinois established by CEJA and remitted to an Illinois state agency for programs to support clean energy jobs and training. The riders are designed to provide full and current cost recovery. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as ComEd remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, ComEd either acts as the billing agent or the competitive supplier separately bills its own customers, and therefore does not record Operating revenues or Purchased power expense related to the electricity. For customers that choose to purchase electric generation from ComEd, ComEd is permitted to recover the electricity, ZEC, CMC, and REC procurement costs without mark-up and therefore records equal and offsetting amounts in Operating revenues and Purchased power expense related to the electricity, ZECs, CMCs, and RECs.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The decrease of $582 million and $687 million for the three and nine months ended September 30, 2022 compared to the same period in 2021, in Purchased power expense is primarily due to the CMCs from the participating nuclear-powered generating facilities. This favorability is offset by a decrease in Operating revenues as part of regulatory required programs. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding CMCs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Increase (Decrease)	Increase (Decrease)
Storm-related costs	$10	$10
Pension and non-pension postretirement benefits expense	(8)	(22)
Labor, other benefits, contracting and materials	21	32
BSC costs	(2)	20
Other(a)	3	30
	24	70
Regulatory required programs(b)	1	6
Total increase	$25	$76
__________
(a)For the nine months ended September 30, 2022, the increase is primarily due to the voluntary customer refund related to the ICC investigation of matters identified in the Deferred Prosecution Agreement. See Note 13 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information related to the Deferred Prosecution Agreement.
(b)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Increase	Increase
Depreciation and amortization(a)	$17	$50
Regulatory asset amortization(b)	12	39
Total increase	$29	$89
__________
(a)Reflects ongoing capital expenditures.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Taxes other than income taxes increased by $13 million and by $46 million for the three and nine months ended September 30, 2022, respectively, compared to the same period in 2021, primarily due to taxes related to ETAC, which is recovered through Operating revenues.
Effective income tax rates were 22.4% and 20.3% for the three months ended September 30, 2022 and 2021, respectively, and 22.3% and 18.8% for the nine months ended September 30, 2022 and 2021, respectively. See Note 8 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Operating revenues	$1,014	$818	$196	$2,877	$2,399	$478
Operating expenses
Purchased power and fuel	403	277	(126)	1,093	800	(293)
Operating and maintenance	243	263	20	705	706	1
Depreciation and amortization	92	86	(6)	277	259	(18)
Taxes other than income taxes	60	51	(9)	155	143	(12)
Total operating expenses	798	677	(121)	2,230	1,908	(322)
Operating income	216	141	75	647	491	156
Other income and (deductions)
Interest expense, net	(45)	(40)	(5)	(129)	(119)	(10)
Other, net	8	7	1	23	20	3
Total other income and (deductions)	(37)	(33)	(4)	(106)	(99)	(7)
Income before income taxes	179	108	71	541	392	149
Income taxes	44	(3)	(47)	67	9	(58)
Net income	$135	$111	$24	$474	$383	$91
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Net income increased by $24 million, primarily due to increases in electric distribution rates and lower storm costs, partially offset by a decrease in electrical volume and the one-time non-cash impacts associated with the Pennsylvania corporate income tax legislation passed in July 2022.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Net income increased by $91 million, primarily due to increases in electric and gas distribution rates, partially offset by the one-time non-cash impacts associated with the Pennsylvania corporate income tax legislation passed in July 2022.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$28	$—	$28	$23	$(5)	$18
Volume	(23)	1	(22)	(19)	11	(8)
Pricing	45	1	46	110	24	134
Transmission	2	—	2	10	—	10
Other	3	1	4	14	5	19
	55	3	58	138	35	173
Regulatory required programs	123	15	138	218	87	305
Total increase	$178	$18	$196	$356	$122	$478
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended September 30, 2022 compared to the same period in 2021, Operating revenues related to weather increased by the impact of favorable weather conditions. During the nine months ended September 30, 2022 compared to the same period in 2021, Operating revenues related to weather increased by the impact of favorable weather conditions in PECO's service territory.

PECO
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three and nine months ended September 30, 2022 compared to the same period in 2021 and normal weather consisted of the following:

	Three Months Ended September 30,			% Change
PECO Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	19	4	24	375.0%	(20.8)%
Cooling Degree-Days	1,290	1,094	1,021	17.9%	26.3%
	Nine Months Ended September 30,			% Change
	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	2,632	2,710	2,864	(2.9)%	(8.1)%
Cooling Degree-Days	1,725	1,517	1,413	13.7%	22.1%
Volume. Electric volume, exclusive of the effects of weather, for the three and nine months ended September 30, 2022, compared to the same period in 2021, decreased due to customer mix and load growth. Natural gas volume for the three months ended September 30, 2022 compared to the same period in 2021, remained relatively consistent. Natural gas volume for the nine months ended September 30, 2022 compared to the same period in 2021 increased due to retail load growth.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2022	2021			2022	2021
Residential	4,386	4,318	1.6%	(5.6)%	11,204	11,201	—%	(2.0)%
Small commercial & industrial	2,139	2,157	(0.8)%	(3.3)%	5,889	5,796	1.6%	0.8%
Large commercial & industrial	3,943	3,880	1.6%	0.1%	10,691	10,627	0.6%	—%
Public authorities & electric railroads	172	155	11.0%	10.5%	489	425	15.1%	15.1%
Total electric retail deliveries(a)	10,640	10,510	1.2%	(2.8)%	28,273	28,049	0.8%	(0.4)%

	As of September 30,
Number of Electric Customers	2022	2021
Residential	1,523,269	1,514,836
Small commercial & industrial	155,516	155,006
Large commercial & industrial	3,120	3,108
Public authorities & electric railroads	10,393	10,271
Total	1,692,298	1,683,221
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

PECO

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2022	2021			2022	2021
Residential	2,197	2,244	(2.1)%	0.3%	28,240	27,945	1.1%	4.1%
Small commercial & industrial	2,054	1,926	6.6%	9.5%	16,238	15,217	6.7%	8.5%
Large commercial & industrial	6	4	50.0%	19.6%	20	13	53.8%	14.0%
Transportation	5,162	5,356	(3.6)%	(9.3)%	18,508	18,474	0.2%	(0.7)%
Total natural gas retail deliveries(a)	9,419	9,530	(1.2)%	(3.1)%	63,006	61,649	2.2%	3.8%

	As of September 30,
Number of Natural Gas Customers	2022	2021
Residential	500,934	495,752
Small commercial & industrial	46,074	44,435
Large commercial & industrial	9	6
Transportation	656	670
Total	547,673	540,863
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three months ended September 30, 2022 compared to the same period in 2021 increased primarily due to increases in electric distribution rates charged to customers. Pricing for the nine months ended September 30, 2022 compared to the same period in 2021 increased primarily due to increases in electric and gas distribution rates charged to customers.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.
Other revenue primarily includes revenue related to late payment charges. Other revenue for the three months ended September 30, 2022 compared to the same period in 2021 remained relatively consistent. Other revenue for the nine months ended September 30, 2022 compared to the same period in 2021 increased primarily due to revenue related to late payment charges.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $126 million and $293 million for the three and nine months ended September 30, 2022 compared to the same period in 2021, respectively, in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.

PECO
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(Decrease) Increase	(Decrease) Increase
Storm-related costs	$(40)	$(39)
Credit loss expense	(7)	(3)
Pension and non-pension post retirement benefit expense	(3)	(6)
Labor, other benefits, contracting and materials	17	8
BSC costs	5	21
Other	3	8
	(25)	(11)
Regulatory required programs	5	10
Total decrease	$(20)	$(1)

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Increase	Increase
Depreciation and amortization(a)	$6	$18
Regulatory asset amortization	—	—
Total increase	$6	$18
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased by $9 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to higher PA gross receipts tax, which is offset in operating revenues. Increased by $12 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to higher PA gross receipts tax, which is offset in operating revenues, and offset by lower PA Use Tax.
Interest expense, net increased $5 million and $10 million for the three and nine months ended September 30, 2022 compared to the same period in 2021, respectively, primarily due to the issuance of debt in 2021 and 2022.
Effective income tax rates were 24.6% and (2.8)% for the three months ended September 30, 2022 and 2021 respectively, and 12.4% and 2.3% for the nine months ended September 30, 2022 and 2021, respectively. See Note 8 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Operating revenues	$870	$770	$100	$2,810	$2,426	$384
Operating expenses
Purchased power and fuel	350	290	(60)	1,093	840	(253)
Operating and maintenance	235	205	(30)	658	595	(63)
Depreciation and amortization	148	142	(6)	470	434	(36)
Taxes other than income taxes	77	72	(5)	225	211	(14)
Total operating expenses	810	709	(101)	2,446	2,080	(366)
Operating income	60	61	(1)	364	346	18
Other income and (deductions)
Interest expense, net	(39)	(36)	(3)	(110)	(103)	(7)
Other, net	5	7	(2)	16	23	(7)
Total other income and (deductions)	(34)	(29)	(5)	(94)	(80)	(14)
Income before income taxes	26	32	(6)	270	266	4
Income taxes	(7)	(4)	3	3	(24)	(27)
Net income	$33	$36	$(3)	$267	$290	$(23)
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Net income decreased $3 million primarily due to an asset impairment in 2022, and an increase in depreciation expense and credit loss expense, partially offset by favorable impacts of the multi-year plans. See Note 7 — Asset Impairments for additional information on the asset impairment. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Net income decreased $23 million primarily due to an asset impairment in 2022, and an increase in depreciation expense and credit loss expense, partially offset by favorable impacts of the multi-year plans. See Note 7 — Asset Impairments for additional information on the asset impairment. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Increase			Increase
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$20	$3	$23	$51	$18	$69
Transmission	13	—	13	20	—	20
Other	1	1	2	10	6	16
	34	4	38	81	24	105
Regulatory required programs	47	15	62	175	104	279
Total increase	$81	$19	$100	$256	$128	$384
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

BGE

	As of September 30,
Number of Electric Customers	2022	2021
Residential	1,200,786	1,194,254
Small commercial & industrial	115,778	114,814
Large commercial & industrial	12,774	12,584
Public authorities & electric railroads	266	268
Total	1,329,604	1,321,920

	As of September 30,
Number of Natural Gas Customers	2022	2021
Residential	653,413	649,745
Small commercial & industrial	38,128	38,216
Large commercial & industrial	6,222	6,167
Total	697,763	694,128
Distribution Revenue increased for the three and nine months ended September 30, 2022, compared to the same period in 2021, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to increases in capital investments and underlying costs and increased for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to increases in capital investments.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other revenue increased for the three and nine months ended September 30, 2022, compared to the same period in 2021, primarily due to an increase in late fees charged to customers.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $60 million and $253 million for the three and nine months ended September 30, 2022 compared to the same period in 2021, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(Decrease) Increase	Increase (Decrease)
Labor, other benefits, contracting, and materials	$(2)	$4
Storm-related costs	(9)	(10)
Pension and non-pension postretirement benefits expense	(3)	(9)
BSC costs	—	14
Credit loss expense	(4)	10
Asset impairment (a)	46	46
Other	2	5
	30	60
Regulatory required programs	—	3
Total increase	$30	$63
__________
(a)See Note 7 — Asset Impairments for additional information on the asset impairment.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Increase (Decrease)	Increase
Depreciation and amortization(a)	$10	$30
Regulatory required programs	(4)	2
Regulatory asset amortization	—	4
Total increase	$6	$36
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased by $5 million and $14 million for the three and nine months ended September 30, 2022, respectively, compared to the same period in 2021, primarily due to increased property taxes.
Effective income tax rates were (26.9)% and (12.5)% for the three months ended September 30, 2022 and 2021, respectively, and 1.1% and (9.0)% for the nine months ended September 30, 2022 and 2021, respectively. The change is primarily due to decreases in the multi-year plans' accelerated income tax benefits in 2022 as compared to 2021. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans and Note 8 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three and nine months ended September 30, 2022 compared to the same period in 2021. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended September 30,		Favorable Variance	Nine Months Ended September 30,		(Unfavorable) Favorable Variance
	2022	2021		2022	2021
PHI	$289	$266	$23	$518	$535	$(17)
Pepco	145	130	15	261	264	(3)
DPL	52	50	2	130	135	(5)
ACE	94	90	4	131	141	(10)
Other(a)	(2)	(4)	2	(4)	(5)	1
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Net Income increased by $23 million primarily due to favorable impacts as a result of Pepco's Maryland and District of Columbia multi-year plans and higher electric distribution rates at DPL and ACE, partially offset by an increase in depreciation expense.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Net Income decreased by $17 million primarily due to an increase in depreciation expense, interest expense at Pepco and ACE, credit loss expense at Pepco and DPL, storm costs at Pepco and DPL, higher contracting costs partially due to timing of maintenance projects at Pepco, the absence of favorable weather and volume as a result of the CIP at ACE, and timing of excess deferred tax amortization at Pepco, partially offset by favorable impacts as a result of Pepco's Maryland and District of Columbia multi-year plans and higher electric distribution rates at DPL and ACE.

Pepco

Results of Operations — Pepco

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Operating revenues	$724	$660	$64	$1,919	$1,736	$183
Operating expenses
Purchased power	230	172	(58)	605	471	(134)
Operating and maintenance	121	120	(1)	380	341	(39)
Depreciation and amortization	99	104	5	312	302	(10)
Taxes other than income taxes	105	105	—	291	282	(9)
Total operating expenses	555	501	(54)	1,588	1,396	(192)
Operating income	169	159	10	331	340	(9)
Other income and (deductions)
Interest expense, net	(37)	(35)	(2)	(111)	(104)	(7)
Other, net	14	12	2	39	37	2
Total other income and (deductions)	(23)	(23)	—	(72)	(67)	(5)
Income before income taxes	146	136	10	259	273	(14)
Income taxes	1	6	5	(2)	9	11
Net income	$145	$130	$15	$261	$264	$(3)

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Net Income increased by $15 million primarily due to favorable impacts of the Maryland and District of Columbia multi-year plans, partially offset by an increase in depreciation expense.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Net income decreased by $3 million primarily due to higher contracting costs partially due to timing of maintenance projects, an increase in depreciation expense, credit loss expense, storm costs, interest expense, and timing of excess deferred tax amortization, partially offset by the favorable impacts of the Maryland and District of Columbia multi-year plans.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Increase (Decrease)	Increase (Decrease)
Distribution	$20	$47
Transmission	(8)	—
Other	(3)	(3)
	9	44
Regulatory required programs	55	139
Total increase	$64	$183
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

Pepco

	As of September 30,
Number of Electric Customers	2022	2021
Residential	853,873	839,574
Small commercial & industrial	54,423	53,849
Large commercial & industrial	22,789	22,586
Public authorities & electric railroads	196	179
Total	931,281	916,188
Distribution Revenue increased for the three and nine months ended September 30, 2022 compared to the same period in 2021 primarily due to favorable impacts of the Maryland and District of Columbia multi-year plans.
Transmission Revenue Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue decreased for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to decreases in underlying costs. Transmission revenue remained consistent for the nine months ended September 30, 2022.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $58 million and $134 million for the three and nine months ended September 30, 2022 compared to the same period in 2021, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Increase (Decrease)	Increase (Decrease)
BSC and PHISCO Costs	$1	$14
Storm-related costs	1	7
Credit loss expense	—	9
Labor, other benefits, contracting and materials(a)	(1)	7
Pension and non-pension postretirement benefits expense	—	1
Other	(2)	(3)
	(1)	35
Regulatory required programs	2	4
Total increase	$1	$39

Pepco

__________
(a) Primarily reflects higher contracting costs partially due to timing of maintenance projects.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$(1)	$10
Regulatory asset amortization	(1)	(3)
Regulatory required programs	(3)	3
Total (decrease) increase	$(5)	$10
__________
(a)Depreciation and amortization decreased for the three months ended September 30, 2022 primarily due to a reduction in transmission depreciation rates approved on August 16, 2022, which is fully offset in Operating revenues as part of the FERC-approved formula. Depreciation and amortization increased for the nine months ended September 30, 2022 primarily due to ongoing capital expenditures.

Taxes other than income taxes remained consistent for the for three months ended September 30, 2022 and 2021 and increased by $9 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to an increase in property taxes.
Interest expense, net increased by $2 million and $7 million for the three and nine months ended September 30, 2022 compared to the same period in 2021, respectively, primarily due to the issuance of debt in 2021 and 2022.
Effective income tax rates were 0.7% and 4.4% for three months ended September 30, 2022 and 2021, respectively, and (0.8)% and 3.3% for the nine months ended September 30, 2022 and 2021, respectively. The three and nine months ended September 30, 2022 change is primarily due to the acceleration of certain income tax benefits as a result of the Maryland and District of Columbia multi-year plans, partially offset by the timing of excess deferred tax amortization. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statement for additional information on the three-year electric distribution multi-year plans and Note 8 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Operating revenues	$412	$360	$52	$1,176	$1,040	$136
Operating expenses
Purchased power and fuel	183	138	(45)	507	402	(105)
Operating and maintenance	84	87	3	266	249	(17)
Depreciation and amortization	59	53	(6)	172	157	(15)
Taxes other than income taxes	19	17	(2)	54	50	(4)
Total operating expenses	345	295	(50)	999	858	(141)
Operating income	67	65	2	177	182	(5)
Other income and (deductions)
Interest expense, net	(16)	(15)	(1)	(48)	(47)	(1)
Other, net	3	3	—	9	9	—
Total other income and (deductions)	(13)	(12)	(1)	(39)	(38)	(1)
Income before income taxes	54	53	1	138	144	(6)
Income taxes	2	3	1	8	9	1
Net income	$52	$50	$2	$130	$135	$(5)
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Net income remained relatively consistent.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Net income decreased $5 million primarily due to an increase in credit loss expense, storm costs, and depreciation expense, partially offset by higher electric distribution rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$1	$—	$1	$—	$—	$—
Volume	—	(1)	(1)	4	2	6
Distribution	3	1	4	13	4	17
Transmission	4	—	4	6	—	6
Other	(1)	—	(1)	(2)	—	(2)
	7	—	7	21	6	27
Regulatory required programs	30	15	45	74	35	109
Total increase	$37	$15	$52	$95	$41	$136
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces

DPL

demand. During the three and nine months ended September 30, 2022 compared to the same period in 2021, Operating revenues related to weather remained relatively consistent.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL’s Delaware service territory for the three and nine months ended September 30, 2022 compared to same period in 2021 and normal weather consisted of the following:

	Three Months Ended September 30,			% Change
Delaware Electric Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	32	11	26	190.9%	23.1%
Cooling Degree-Days	1,043	969	906	7.6%	15.1%

	Nine Months Ended September 30,			% Change
	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	2,828	2,848	2,977	(0.7)%	(5.0)%
Cooling Degree-Days	1,374	1,333	1,243	3.1%	10.5%

	Three Months Ended September 30,			% Change
Delaware Natural Gas Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	32	11	36	190.9%	(11.1)%

	Nine Months Ended September 30,			% Change
	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	2,828	2,848	3,029	(0.7)%	(6.6)%
Volume, exclusive of the effects of weather, remained relatively consistent for the three months ended September 30, 2022 compared to the same period in 2021 and increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to customer growth and usage.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2022	2021			2022	2021
Residential	978	973	0.5%	(2.1)%	2,548	2,530	0.7%	0.2%
Small commercial & industrial	400	412	(2.9)%	(4.0)%	1,107	1,111	(0.4)%	(0.6)%
Large commercial & industrial	856	860	(0.5)%	(1.2)%	2,394	2,359	1.5%	1.4%
Public authorities & electric railroads	7	7	—%	(1.7)%	24	26	(7.7)%	(6.1)%
Total electric retail deliveries(a)	2,241	2,252	(0.5)%	(2.1)%	6,073	6,026	0.8%	0.5%

	As of September 30,
Number of Total Electric Customers (Maryland and Delaware)	2022	2021
Residential	480,779	476,008
Small commercial & industrial	63,685	62,990
Large commercial & industrial	1,230	1,215
Public authorities & electric railroads	597	605
Total	546,291	540,818
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

DPL

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2022	2021			2022	2021
Residential	374	399	(6.3)%	(15.2)%	5,810	5,507	5.5%	4.7%
Small commercial & industrial	331	352	(6.0)%	(10.2)%	2,882	2,647	8.9%	9.1%
Large commercial & industrial	397	395	0.5%	0.6%	1,259	1,247	1.0%	0.9%
Transportation	1,284	1,303	(1.5)%	(2.1)%	4,934	4,997	(1.3)%	(1.1)%
Total natural gas deliveries(a)	2,386	2,449	(2.6)%	(5.2)%	14,885	14,398	3.4%	3.2%

	As of September 30,
Number of Delaware Natural Gas Customers	2022	2021
Residential	129,005	127,740
Small commercial & industrial	10,044	9,935
Large commercial & industrial	16	21
Transportation	156	158
Total	139,221	137,854
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Distribution Revenue increased for the three and nine months ended September 30, 2022 compared to the same period in 2021 primarily due to higher electric distribution rates in Maryland that became effective in March 2022 and higher DSIC rates in Delaware that became effective in January and July 2022.
Transmission Revenue Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three and nine months ended September 30, 2022 compared to the same period in 2021, transmission revenue increased, primarily due to increases in underlying costs.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.

DPL

The increase of $45 million and $105 million for the three and nine months ended September 30, 2022, compared to the same period in 2021, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Increase (Decrease)	Increase (Decrease)
Storm-related costs	$1	$4
BSC and PHISCO costs	1	7
Credit loss expense	—	4
Labor, other benefits, contracting and materials	(5)	(3)
Other	(2)	1
	(5)	13
Regulatory required programs	2	4
Total (decrease) increase	$(3)	$17
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$7	$15
Regulatory asset amortization	(1)	(2)
Regulatory required programs	—	2
Total increase	$6	$15
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Taxes other than income taxes increased by $2 million and $4 million for the three and nine months ended September 30, 2022 compared to the same period in 2021, respectively, primarily due to an increase in property taxes and gross receipts taxes.
Effective income tax rates were 3.7% and 5.7% for the three months ended September 30, 2022 and 2021, respectively, and 5.8% and 6.3% for the nine months ended September 30, 2022 and 2021, respectively. See Note 8 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Operating revenues	$462	$451	$11	$1,120	$1,080	$40
Operating expenses
Purchased power	197	230	33	497	541	44
Operating and maintenance	80	81	1	251	231	(20)
Depreciation and amortization	74	46	(28)	192	133	(59)
Taxes other than income taxes	2	2	—	7	6	(1)
Total operating expenses	353	359	6	947	911	(36)
Operating income	109	92	17	173	169	4
Other income and (deductions)
Interest expense, net	(17)	(14)	(3)	(49)	(43)	(6)
Other, net	3	1	2	9	3	6
Total other income and (deductions)	(14)	(13)	(1)	(40)	(40)	—
Income before income taxes	95	79	16	133	129	4
Income taxes	1	(11)	(12)	2	(12)	(14)
Net income	$94	$90	$4	$131	$141	$(10)
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Net income increased by $4 million primarily due to increases in distribution rates, partially offset by an increase in depreciation expense.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Net income decreased by $10 million primarily due to the absence of favorable weather and volume as a result of the CIP, an increase in depreciation expense, and interest expense, partially offset by increases in distribution rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Increase (Decrease)	(Decrease) Increase
Weather	$—	$(3)
Volume	—	(11)
Distribution	15	35
Transmission	5	8
	20	29
Regulatory required programs	(9)	11
Total increase	$11	$40
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
Weather. Prior to the third quarter of 2021, the demand for electricity was affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months

ACE

are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. During the nine months ended September 30, 2022 compared to the same period in 2021, Operating revenues related to weather decreased due to the absence of favorable impacts in the first and second quarter of 2022 as a result of the CIP.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. The changes in heating and cooling degree days in ACE’s service territory for the nine months ended September 30, 2022 compared to same period in 2021 and normal weather consisted of the following:

	Nine Months Ended September 30,		Normal	% Change
Heating and Cooling Degree-Days	2022	2021		2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	3,007	2,884	3,024	4.3%	(0.6)%
Cooling Degree-Days	1,231	1,246	1,178	(1.2)%	4.5%
Volume, exclusive of the effects of weather, decreased for the nine months ended September 30, 2022 compared to the same period in 2021, due to the absence of favorable impacts in the first and second quarter of 2022 as a result of the CIP.

	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
Electric Retail Deliveries to Customers (in GWhs)	2022	2021
Residential	3,293	3,443	(4.4)%	(4.6)%
Small commercial & industrial	1,179	1,073	9.9%	9.8%
Large commercial & industrial	2,396	2,351	1.9%	1.8%
Public authorities & electric railroads	34	33	3.0%	—%
Total electric retail deliveries(a)	6,902	6,900	—%	(0.2)%

	As of September 30,
Number of Electric Customers	2022	2021
Residential	501,869	499,775
Small commercial & industrial	62,204	61,838
Large commercial & industrial	3,075	3,209
Public authorities & electric railroads	731	707
Total	567,879	565,529
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from ACE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.
Distribution Revenue increased for the three and nine months ended September 30, 2022 compared to the same period in 2021 due to higher distribution rates that became effective in January 2022.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to increases in underlying costs. Transmission revenue increased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to increases in underlying costs and capital investment.
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

ACE

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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The decrease of $33 million and $44 million for the three and nine months ended September 30, 2022 compared to the same period in 2021, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(Decrease) Increase	Increase (Decrease)
Labor, other benefits, contracting and materials	$(2)	$2
BSC and PHISCO costs	(1)	3
Storm-related costs	(1)	1
Other	4	7
	—	13
Regulatory required programs(a)	(1)	7
Total (decrease) increase	$(1)	$20
__________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Increase	Increase
Depreciation and amortization(a)	$4	$11
Regulatory asset amortization	—	1
Regulatory required programs(b)	24	47
Total increase	$28	$59
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Regulatory required programs increased primarily due to the regulatory asset amortization of the PPA termination obligation which is fully offset in Operating revenues.
Interest expense, net increased $3 million and $6 million for the three and nine months ended September 30, 2022 compared to the same period in 2021, respectively, primarily due to the issuance of debt in 2021 and 2022.
Other, net increased by $2 million and $6 million for the three and nine months ended September 30, 2022 compared to the same period in 2021, respectively, primarily due to higher AFUDC equity.
Effective income tax rates were 1.1% and (13.9)% for the three months ended September 30, 2022 and 2021, respectively, and 1.5% and (9.3)% for the nine months ended September 30, 2022 and 2021, respectively. The three and nine months ended September 30, 2022 changes primarily reflect the absence of impacts of the July 14, 2021 settlement, which allowed ACE to retain certain tax benefits in 2021, partially offset by the timing of excess deferred tax amortization. See Note 3 — Regulatory Matters of the 2021 Recast Form 10-K for additional information on the July 14, 2021 settlement agreement. See Note 8 — Income Taxes of the Combined Notes to

ACE

Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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
Cash flows related to Constellation have not been presented as discontinued operations and are included in the Consolidated Statements of Cash Flows for all periods presented. The Exelon Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 includes one month of cash flows from Generation. The Exelon Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 includes nine months of cash flows from Generation. This is the primary reason for the changes in cash flows as shown in the tables unless otherwise noted below.
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
See Note 3 — Regulatory Matters of the 2021 Recast Form 10-K and Notes 3 — Regulatory Matters and 13 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the nine months ended September 30, 2022 and 2021 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$298	$97	$91	$(23)	$(17)	$(3)	$(5)	$(10)
Adjustments to reconcile net income to cash:
Non-cash operating activities	(1,316)	(114)	58	100	228	67	43	125
Option premiums (paid), net	147	—	—	—	—	—	—	—
Collateral received, net	(655)	1	—	105	205	46	89	70
Income taxes	(247)	9	(25)	(23)	(20)	(15)	(15)	(3)
Pension and non-pension postretirement benefit contributions	6	(3)	2	12	(32)	—	—	(4)
Changes in regulatory assets and liabilities, net	(322)	(249)	(11)	(7)	(37)	11	(3)	(35)
Changes in working capital and other assets and liabilities	2,089	(84)	(96)	(56)	(88)	(45)	(13)	(34)
(Decrease) increase in cash flows from operating activities	$—	$(343)	$19	$108	$239	$61	$96	$109
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. See above for additional information related to cash flows from Generation. Significant operating cash flow impacts for the Registrants and Generation for the nine months ended September 30, 2022 and 2021 were as follows:
•See Note 16 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether Generation was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties increased due to rising energy prices. See Note 10 – Derivative Financial Instruments for additional information.
•See Note 8 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on regulatory assets and liabilities.
•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate total $(316) million and for Generation total $2,405 million. The change for Generation primarily relates to the revolving accounts receivable financing arrangement. See Note 6 — Accounts Receivable of the 2021 Form 10-K and the Collection of DPP discussion below for additional information.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the nine months ended September 30, 2022 and 2021 by Registrant:

Increase (decrease) in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$791	$(78)	$(113)	$(11)	$125	$46	$26	$52
Investment in NDT fund sales, net	106	—	—	—	—	—	—	—
Collection of DPP	(2,883)	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(785)	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	—	—	—	—	(25)	—
Other investing activities	(4)	1	3	(6)	6	4	1	—
(Decrease) increase in cash flows from investing activities	$(2,775)	$(77)	$(110)	$(17)	$131	$50	$2	$52
Significant investing cash flow impacts for the Registrants for nine months ended September 30, 2022 and 2021 were as follows:
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
•Proceeds from sales of assets and businesses decreased primarily due to the sale of a significant portion of Generation's solar business and a biomass facility in 2021. See Note 2 — Mergers, Acquisitions, and Dispositions of the 2021 Form 10-K for additional information.
•Changes in intercompany money pool are driven by short-term borrowing needs. Refer below for more information regarding the intercompany money pool.
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the nine months ended September 30, 2022 and 2021 by Registrant:

(Decrease) increase in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$(746)	$556	$—	$26	$(387)	$(180)	$(25)	$(182)
Long-term debt, net	1,946	(50)	(25)	(50)	120	41	—	79
Changes in intercompany money pool	—	—	40	—	41	25	—	—
Issuance of common stock	563	—	—	—	—	—	—	—
Dividends paid on common stock	122	(54)	(45)	(6)	—	(179)	11	152
Acquisition of noncontrolling interest	885	—	—	—	—	—	—	—
Distributions to member	—	—	—	—	(20)	—	—	—
Contributions from parent/member	—	(90)	(140)	(71)	120	221	27	(128)
Transfer of cash, restricted cash, and cash equivalents to Constellation	(2,594)	—	—	—	—	—	—	—
Other financing activities	(65)	6	(6)	(2)	(6)	(4)	—	1
Increase (decrease) in cash flows from financing activities	$111	$368	$(176)	$(103)	$(132)	$(76)	$13	$(78)
Significant financing cash flow impacts for the Registrants for the nine months ended September 30, 2022 and 2021 were as follows:
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
•Issuance of common stock relates to the August 2022 underwritten public offering of Exelon common stock. See Note 14 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
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
•Acquisition of noncontrolling interest relates to Generation's acquisition of CENG noncontrolling interest in 2021. See Note 2 — Mergers, Acquisitions, and Dispositions of the 2021 Form 10-K for additional information.
•Refer to Note 2 - Discontinued Operations for the transfer of cash, restricted cash, and cash equivalents to Constellation related to the separation.
•For the nine months ended September 30, 2022, other financing activities primarily consists of debt issuance costs. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ debt issuances.

Debt
See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt issuances.
During the nine months ended September 30, 2022, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Junior Subordinated Notes	3.50%	May 2, 2022	$1,150
Exelon	Long-Term Software License Agreement	3.96%	May 1, 2024	2
PECO	First Mortgage Bonds	2.375%	September 15, 2022	350
BGE	Notes	2.80%	August 15, 2022	250
Pepco	First Mortgage Bonds	3.05%	April 1, 2022	200
Pepco	Tax-Exempt Bonds	1.70%	September 1, 2022	110
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the nine months ended September 30, 2022 and for the fourth quarter of 2022 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2022	February 8, 2022	February 25, 2022	March 10, 2022	$0.3375
Second Quarter 2022	April 26, 2022	May 13, 2022	June 10, 2022	$0.3375
Third Quarter 2022	July 26, 2022	August 15, 2022	September 9, 2022	$0.3375
Fourth Quarter 2022	October 28, 2022	November 15, 2022	December 9, 2022	$0.3375
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2022. The 2022 quarterly dividend will be $0.3375 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.4 billion was available to support additional commercial paper as of September 30, 2022, and of which no financial institution has more than 6% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the nine months ended September 30, 2022 to fund their short-term liquidity needs, when necessary. On February 1, 2022, Exelon Corporate and the Utility Registrants each entered into a new 5-year revolving credit facility that replaced its existing syndicated revolving credit facility. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2021 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
On August 4, 2022, Exelon entered into an agreement with certain underwriters in connection with an underwritten public offering of 12.995 million shares of its common stock, no par value. The net proceeds were $563 million before expenses paid. Exelon used the proceeds, together with available cash balances, to repay $575 million in borrowings under a $1.15 billion term loan credit facility. See Note 14 — Shareholders' Equity and

Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”) with certain sales agents and forward sellers and certain forward purchasers establishing an ATM equity distribution program under which it may offer and sell shares of its common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of common stock under the Equity Distribution Agreement and may at any time suspend or terminate offers and sales under the Equity Distribution Agreement. As of September 30, 2022, Exelon has not issued any shares of common stock under the ATM program and has not entered into any forward sale agreements.
Pursuant to the Separation Agreement between Exelon and Constellation, Exelon made a cash payment of $1.75 billion to Generation on January 31, 2022. See Note 2 — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for additional information on the separation.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at September 30, 2022 and available credit facility capacity prior to any incremental collateral at September 30, 2022:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$34	$—	$762
PECO	2	43	600
BGE	3	79	444
Pepco	3	—	300
DPL	3	16	300
ACE	1	—	300
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of September 30, 2022, the most recent estimates of capital expenditures for plant additions and improvements for 2022 are as follows:

(In millions)	Transmission	Distribution	Gas	Total
Exelon	N/A	N/A	N/A	$6,950
ComEd	425	2,075	N/A	2,500
PECO	200	850	325	1,375
BGE	250	525	475	1,250
PHI	600	1,150	75	1,825
Pepco	275	625	N/A	900
DPL	150	225	75	450
ACE	175	300	N/A	475
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
The credit ratings for ComEd, PECO, BGE, and DPL did not change for the nine months ended September 30, 2022. On January 14, 2022, Fitch lowered Exelon Corporate's long-term and senior unsecured ratings from BBB+ to BBB and affirmed the short-term rating of F2. In addition, Fitch upgraded Pepco, ACE, and PHI's long-term rating from BBB to BBB+ and upgraded Pepco and ACE's senior secured rating from A- to A.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of September 30, 2022, are presented in the following table. ACE had no activity within the PHI intercompany money pool during the nine months ended September 30, 2022.

	During the Nine Months Ended September 30, 2022		As of September 30, 2022
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$396	$—	$299
PECO	138	(105)	—
BSC	—	(377)	(301)
PHI Corporate	—	(54)	(43)
PCI	50	—	45

	During the Nine Months Ended September 30, 2022		As of September 30, 2022
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$—	$(108)	$(25)
DPL	108	—	25
Shelf Registration Statements
Exelon and the Utility Registrants have a currently effective combined shelf registration statement unlimited in amount, filed with the SEC on August 3, 2022, that will expire in August 2025. The ability of each Registrant to sell securities off the shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	As of September 30, 2022
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(a)	FERC	December 31, 2023	$2,500	ICC	January 1, 2025	$1,343
PECO(b)	FERC	December 31, 2023	1,500	PAPUC	December 31, 2024	1,125
BGE(c)	FERC	December 31, 2023	700	MDPSC	N/A	—
Pepco(d)	FERC	December 31, 2023	500	MDPSC / DCPSC	2022 & 2025	1,400
DPL(e)	FERC	December 31, 2023	500	MDPSC / DEPSC	December 31, 2022	47
ACE(f)	NJBPU	December 31, 2023	350	NJBPU	December 31, 2022	700
__________
(a)On November 18, 2021, ComEd received approval from the ICC for $2 billion in new money long-term debt financing authority with an effective date of January 1, 2022.
(b)On December 2, 2021, PECO received approval from the PAPUC for $2.5 billion in new long-term debt financing authority with an effective date of January 1, 2022.
(c)On October 28, 2022, BGE filed with the MDPSC for approval of $1.8 billion in new long-term financing authority. The long-term financing authority will become effective on the date of approval. This financing authority does not have an expiration date.
(d)On June 9, 2022 and June 30, 2022, Pepco received approval from the MDPSC and DCPSC, respectively, for $1.4 billion in new long-term financing authority. The long-term financing authority became effective on the date of respective approvals and has an expiration date of December 31, 2025.
(e)On November 2, 2022, DPL filed with the MDPSC and DEPSC for approval of $1.2 billion in new long-term financing authority. The long-term financing authority will become effective on the date of respective approvals. The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DEPSC has an expiration date of December 31, 2025.
(f)On July 13, 2022, ACE received approval from the NJBPU for $700 million in new long-term debt financing authority with an effective date of July 20, 2022.

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
•Interest rate risk associated with changes in interest rates for the Registrants’ outstanding long-term debt. This risk is significantly reduced as substantially all of the Registrants’ outstanding debt has fixed interest rates. There is inherent interest rate risk related to refinancing maturing debt by issuing new long-term debt. The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. In addition, Exelon may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges, or to lock in rate levels on borrowings, which are typically designated as economic hedges. See Note 10 – Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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

For additional information on these contracts, see Note 10 — Derivative Financial Instruments and Note 12 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements.
The following table presents the maturity and source of fair value for Exelon’s and ComEd’s mark-to-market commodity contract net liabilities. These net liabilities are associated with ComEd’s floating-to-fixed energy swap contracts with unaffiliated suppliers. The table provides two fundamental pieces of information. First, the table provides the source of fair value used in determining the carrying amount of Exelon's and ComEd's total mark-to-market net liabilities. Second, the table shows the maturity, by year, of Exelon's and ComEd's commodity contract net liabilities giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 12 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

	Maturities Within						Total Fair Value
	2022	2023	2024	2025	2026	2027 and Beyond
Prices based on model or other valuation methods (Level 3)	$7	$16	$(5)	$(10)	$(11)	$(40)	$(43)
ITEM 4.    CONTROLS AND PROCEDURES
During the third quarter of 2022, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of September 30, 2022, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of the 2021 Form 10-K, (b) Notes 3 — Regulatory Matters and 17 — Commitments and Contingencies of the 2021 Recast Form 10-K, and (c) Notes 3 — Regulatory Matters and 13 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At September 30, 2022, the Registrants' risk factors were consistent with the risk factors described in the 2021 Form 10-K in ITEM 1A. RISK FACTORS, except for the updates below.
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
A security breach of the Registrants' physical assets or information systems or those of the Registrants competitors, vendors, business partners and interconnected entities in RTOs and ISOs, or regulators could materially impact Registrants by, among other things, impairing the availability of electricity and gas distributed by Registrants and/or the reliability of transmission and distribution systems, or by leading to the theft or inappropriate release of certain types of information, including critical infrastructure information, sensitive customer, vendor, or employee data, or other confidential data. The risk of these system-related events and security breaches occurring continues to intensify, and while the Registrants have been, and will likely continue to be, subjected to physical and cyber-attacks, to date none have directly experienced a material breach or material disruption to its network or information systems or our operations. However, as such attacks continue to increase in sophistication and frequency, the Registrants may be unable to prevent all such attacks in the future.
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

4.1
One Hundred and Twenty-Second Supplemental Indenture dated as of August 1, 2022, among PECO Energy Company and U.S. Bank , N.A., as trustee (File 001-16844, Form 8-K dated August 23, 2022, Exhibit 4.1)

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
Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed by the following officers for the following companies:

Exhibit No.	Description
31-1	Filed by Christopher M. Crane for Exelon Corporation

31-2	Filed by Jeanne M. Jones for Exelon Corporation

31-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

31-4	Filed by Elisabeth J. Graham for Commonwealth Edison Company

31-5	Filed by Michael A. Innocenzo for PECO Energy Company

31-6	Filed by Robert J. Stefani for PECO Energy Company

31-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

31-8	Filed by David M. Vahos for Baltimore Gas and Electric Company

31-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

31-10	Filed by Phillip S. Barnett for Pepco Holdings LLC

31-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

31-12	Filed by Phillip S. Barnett for Potomac Electric Power Company

31-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

31-14	Filed by Phillip S. Barnett for Delmarva Power & Light Company

31-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

31-16	Filed by Phillip S. Barnett for Atlantic City Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed by the following officers for the following companies:

Exhibit No.	Description
32-1	Filed by Christopher M. Crane for Exelon Corporation

32-2	Filed by Jeanne M. Jones for Exelon Corporation

32-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

32-4	Filed by Elisabeth J. Graham for Commonwealth Edison Company

32-5	Filed by Michael A. Innocenzo for PECO Energy Company

32-6	Filed by Robert J. Stefani for PECO Energy Company

32-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

32-8	Filed by David M. Vahos for Baltimore Gas and Electric Company

32-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

32-10	Filed by Phillip S. Barnett for Pepco Holdings LLC

32-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

32-12	Filed by Phillip S. Barnett for Potomac Electric Power Company

32-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

32-14	Filed by Phillip S. Barnett for Delmarva Power & Light Company

32-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

32-16	Filed by Phillip S. Barnett for Atlantic City Electric Company

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EXELON CORPORATION

/s/ CHRISTOPHER M. CRANE	/s/ JEANNE M. JONES
Christopher M. Crane	Jeanne M. Jones
Chief Executive Officer (Principal Executive Officer) and Director	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOSEPH R. TRPIK
Joseph R. Trpik
Senior Vice President and Corporate Controller (Principal Accounting Officer)
November 3, 2022

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
November 3, 2022

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
November 3, 2022

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
November 3, 2022

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
November 3, 2022

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
November 3, 2022

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
November 3, 2022

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
November 3, 2022