Form 10-K
period 2022-12-31
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2023-02-14
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of each registrant as of August 5, 2022 was as follows:

Exelon Corporation Common Stock, without par value	$44,452,390,343
Commonwealth Edison Company Common Stock, $12.50 par value	No established market
PECO Energy Company Common Stock, without par value	None
Baltimore Gas and Electric Company, without par value	None
Pepco Holdings LLC	Not applicable
Potomac Electric Power Company	None
Delmarva Power & Light Company	None
Atlantic City Electric Company	None
The number of shares outstanding of each registrant’s common stock as of January 31, 2023 was as follows:

Exelon Corporation Common Stock, without par value	994,126,931
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,394
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	Not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017
Documents Incorporated by Reference

Portions of the Exelon Proxy Statement for the 2022 Annual Meeting of Shareholders and the Commonwealth Edison Company 2022 Information Statement are incorporated by reference in Part III.

PECO Energy Company, Baltimore Gas and Electric Company, Pepco Holdings LLC, Potomac Electric Power Company, Delmarva Power & Light Company, and Atlantic City Electric Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form in the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC (formerly Pepco Holdings, Inc.)
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
Legacy PHI	PHI, Pepco, DPL, ACE, PES, and PCI, collectively
BSC	Exelon Business Services Company, LLC
EEDC	Exelon Energy Delivery Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
Exelon Enterprises	Exelon Enterprises Company, LLC
Exelon Foundation	Independent, non-profit philanthropic organization
Exelon InQB8R	Exelon InQB8R, LLC
PCI	Potomac Capital Investment Corporation and its subsidiaries
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Pepco Energy Services or PES	Pepco Energy Services, Inc. and its subsidiaries
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
UII	Unicom Investments, Inc.

Former Related Entities
Constellation	Constellation Energy Corporation
Generation or CEG	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon as of December 31, 2021 prior to separation on February 1, 2022)
CENG	Constellation Energy Nuclear Group, LLC
FitzPatrick	James A. FitzPatrick nuclear generating station
EDF	Electricite de France SA and its subsidiaries

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
2021 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022
2021 Recast Form 10-K	The Registrants' Current Report on Form 8-K filed with the SEC on June 30, 2022 to recast Exelon's consolidated financial statements and certain other financial information originally included in the 2021 Form 10-K
Note - of the 2021 Recast Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements in the 2021 Recast Form 10-K
ABO	Accumulated Benefit Obligation
AECs	Alternative Energy Credits that are issued for each megawatt hour of generation from a qualified alternative energy source
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CBAs	Collective Bargaining Agreements
CEJA (formerly Clean Energy Law in the Exelon 2021 Form 10-K)	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CMC	Carbon Mitigation Credit
CODMs	Chief Operating Decision Makers
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE during the Predecessor periods
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	District of Columbia Public Service Commission
DEPSC	Delaware Public Service Commission
DOEE	Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DPP	Deferred Purchase Price
DSIC	Distribution System Improvement Charge
DSP	Default Service Provider
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
ERP	Enterprise Resource Program
ETAC	Energy Transition Assistance Charge
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
GHG	Greenhouse Gas
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
IIP	Infrastructure Investment Program
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISOs	Independent System Operators
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
LTIP	Long-Term Incentive Plan
LTRRPP	Long-Term Renewable Resources Procurement Plan
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MRP	Multi-Year Rate Plan
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt hour
N/A	Not applicable
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PCBs	Polychlorinated Biphenyls
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
PJM Tariff	PJM Open Access Transmission Tariff
POLR	Provider of Last Resort
PPA	Purchase Power Agreement
PP&E	Property, Plant, and Equipment
PRPs	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to regulatory agreements with the ICC and PAPUC

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
RES	Retail Electric Suppliers
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RGGI	Regional Greenhouse Gas Initiative
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable Energy Portfolio Standards
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SOA	Society of Actuaries
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SSA	Social Security Administration
STRIDE	Maryland Strategic Infrastructure Development and Enhancement Program
TCJA	Tax Cuts and Jobs Act
Transition Bonds	Transition Bonds issued by Atlantic City Electric Transition Funding LLC
U.S. Court of Appeals for the D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
ZEC	Zero Emission Credit

FILING FORMAT
This combined Annual Report on Form 10-K is being filed separately by Exelon Corporation, Commonwealth Edison Company, PECO Energy Company, Baltimore Gas and Electric Company, Pepco Holdings LLC, Potomac Electric Power Company, Delmarva Power & Light Company, and Atlantic City Electric Company (Registrants). Information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf. No Registrant makes any representation as to information relating to any other Registrant.
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
The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, including those factors discussed with respect to the Registrants discussed in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 18, Commitments and Contingencies, and (d) other factors discussed in filings with the SEC by the Registrants.
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
On February 21, 2021, Exelon’s Board of Directors approved a plan to separate the Utility Registrants and Generation. The separation was completed on February 1, 2022, creating two publicly traded companies, Exelon and Constellation. See Note 2 – Discontinued Operations of the Combined Notes to Consolidated Financial Statements for additional information.

Name of Registrant	Business	Service Territories
Commonwealth Edison Company	Purchase and regulated retail sale of electricity	Northern Illinois, including the City of Chicago
Transmission and distribution of electricity to retail customers
PECO Energy Company	Purchase and regulated retail sale of electricity and natural gas	Southeastern Pennsylvania, including the City of Philadelphia (electricity)
	Transmission and distribution of electricity and distribution of natural gas to retail customers	Pennsylvania counties surrounding the City of Philadelphia (natural gas)
Baltimore Gas and Electric Company	Purchase and regulated retail sale of electricity and natural gas	Central Maryland, including the City of Baltimore (electricity and natural gas)
Transmission and distribution of electricity and distribution of natural gas to retail customers
Pepco Holdings LLC	Utility services holding company engaged, through its reportable segments: Pepco, DPL, and ACE	Service Territories of Pepco, DPL, and ACE

Potomac Electric Power Company	Purchase and regulated retail sale of electricity	District of Columbia and Major portions of Montgomery and Prince George’s Counties, Maryland
Transmission and distribution of electricity to retail customers
Delmarva Power & Light Company	Purchase and regulated retail sale of electricity and natural gas	Portions of Delaware and Maryland (electricity)
	Transmission and distribution of electricity and distribution of natural gas to retail customers	Portions of New Castle County, Delaware (natural gas)
Atlantic City Electric Company	Purchase and regulated retail sale of electricity	Portions of Southern New Jersey
Transmission and distribution of electricity to retail customers
Business Services
Through its business services subsidiary, BSC, Exelon provides its subsidiaries with a variety of support services at cost, including legal, human resources, financial, information technology, and supply management services. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services at cost, including legal, finance, engineering, customer operations, distribution and transmission planning, asset management, system operations, and power procurement, to PHI operating companies. The costs of BSC and PHISCO are directly charged or allocated to the applicable subsidiaries. The results of Exelon’s corporate operations are presented as “Other” within the consolidated financial statements and include intercompany eliminations unless otherwise disclosed.

Utility Registrants
Utility Operations
Service Territories and Franchise Agreements
The following table presents the size of service territories, populations of each service territory, and the number of customers within each service territory for the Utility Registrants as of December 31, 2022:

	ComEd	PECO	BGE	Pepco	DPL	ACE
Service Territories (in square miles)
Electric	11,450	1,900	2,300	650	5,400	2,750
Natural Gas	N/A	1,900	3,050	N/A	250	N/A
Total(a)	11,450	2,100	3,250	650	5,400	2,750

Service Territory Population (in millions)
Electric	9.3	4.1	3.0	2.4	1.5	1.2
Natural Gas	N/A	2.5	2.9	N/A	0.6	N/A
Total(b)	9.3	4.1	3.2	2.4	1.5	1.2
Main City	Chicago	Philadelphia	Baltimore	District of Columbia	Wilmington	Atlantic City
Main City Population	2.7	1.6	0.6	0.7	0.1	0.1

Number of Customers (in millions)
Electric	4.1	1.7	1.3	0.9	0.5	0.6
Natural Gas	N/A	0.5	0.7	N/A	0.1	N/A
Total(c)	4.1	1.7	1.3	0.9	0.5	0.6
___________
(a)The number of total service territory square miles counts once only a square mile that includes both electric and natural gas services, and thus does not represent the combined total square mileage of electric and natural gas service territories.
(b)The total service territory population counts once only an individual who lives in a region that includes both electric and natural gas services, and thus does not represent the combined total population of electric and natural gas service territories.
(c)The number of total customers counts once only a customer who is both an electric and a natural gas customer, and thus does not represent the combined total of electric customers and natural gas customers.
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

Utility Regulations
State utility commissions regulate the Utility Registrants' electric and gas distribution rates and service, issuances of certain securities, and certain other aspects of the business. The following table outlines the state commissions responsible for utility oversight:

Registrant	Commission
ComEd	ICC
PECO	PAPUC
BGE	MDPSC
Pepco	DCPSC/MDPSC
DPL	DEPSC/MDPSC
ACE	NJBPU
The Utility Registrants are public utilities under the Federal Power Act subject to regulation by FERC related to transmission rates and certain other aspects of the utilities' business. The U.S. Department of Transportation also regulates pipeline safety and other areas of gas operations for PECO, BGE, and DPL. The U.S. Department of Homeland Security (Transportation Security Administration) provided new security directives in 2021 that regulate cyber risks for certain gas distribution operators. Additionally, the Utility Registrants are subject to NERC mandatory reliability standards, which protect the nation's bulk power system against potential disruptions from cyber and physical security breaches.
Seasonality Impacts on Delivery Volumes
The Utility Registrants' electric distribution volumes are generally higher during the summer and winter months when temperature extremes create demand for either summer cooling or winter heating. For PECO, BGE, and DPL, natural gas distribution volumes are generally higher during the winter months when cold temperatures create demand for winter heating.
ComEd, BGE, Pepco, DPL Maryland, and ACE have electric distribution decoupling mechanisms and BGE has a natural gas decoupling mechanism that eliminate the favorable and unfavorable impacts of weather and customer usage patterns on electric distribution and natural gas delivery volumes. As a result, ComEd's, BGE's, Pepco's, DPL Maryland's, and ACE's electric distribution revenues and BGE's natural gas distribution revenues are not materially impacted by delivery volumes. PECO's and DPL Delaware's electric distribution revenues and natural gas distribution revenues are impacted by delivery volumes.
Electric and Natural Gas Distribution Services
The Utility Registrants are allowed to recover reasonable costs and fair and prudent capital expenditures associated with electric and natural gas distribution services and earn a return on those capital expenditures, subject to commission approval. ComEd recovers costs through a performance-based rate formula. ComEd is required to file an update to the performance-based rate formula on an annual basis. On September 15, 2021, Illinois passed CEJA, which contains requirements for ComEd to transition away from the performance-based rate formula by the end of 2022 and would allow for the submission of either a general rate or multi-year rate plan. On February 3, 2022, the ICC approved a tariff that establishes the process under which ComEd will reconcile its 2022 and 2023 rate year revenue requirements with actual costs. ComEd filed a petition with the ICC seeking approval of a multi-year rate plan (MRP) for 2024-2027 on January 17, 2023. PECO's and DPL's electric and gas distribution costs and ACE's electric distribution costs have generally been recovered through rate case proceedings, with PECO utilizing a fully projected future test year while DPL and ACE utilize a historical test year. BGE’s electric and gas distribution costs and Pepco’s and DPL Maryland's electric distribution costs are currently recovered through multi-year rate case proceedings, as the MDPSC and the DCPSC allow utilities to file multi-year rate plans. In certain instances, the Utility Registrants use specific recovery mechanisms as approved by their respective regulatory agencies. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
ComEd, Pepco, DPL and ACE customers have the choice to purchase electricity, and PECO and BGE customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. DPL customers, with the exception of certain commercial and industrial customers, do not have the choice to purchase natural gas from competitive natural gas suppliers. The Utility Registrants remain the distribution service providers for all customers and are obligated to deliver electricity and natural gas to customers in their respective service territories while charging a regulated rate for distribution service. In addition, the Utility Registrants also retain significant default service obligations to provide electricity to certain groups of customers in their respective service areas who do not choose a competitive electric generation supplier. PECO, BGE, and DPL also retain significant default service obligations to provide natural gas to certain groups of customers in their respective service areas who do not choose a competitive natural gas supplier.
For customers that choose to purchase electric generation or natural gas from competitive suppliers, the Utility Registrants act as the billing agent and therefore do not record Operating revenues or Purchased power and fuel expense related to the electricity and/or natural gas. For customers that choose to purchase electric generation or natural gas from a Utility Registrant, the Utility Registrants are permitted to recover the electricity and natural gas procurement costs from customers without mark-up or with a slight mark-up and therefore record the amounts in Operating revenues and Purchased power and fuel expense. As a result, fluctuations in electricity or natural gas sales and procurement costs have no significant impact on the Utility Registrants’ Net income.
See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Results of Operations and Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding electric and natural gas distribution services.
Procurement of Electricity and Natural Gas
Exelon does not generate the electricity it delivers. The Utility Registrants' electric supply for its customers is primarily procured through contracts as directed by their respective state laws and regulatory commission actions. The Utility Registrants procure electricity supply from various approved bidders or from purchases on the PJM operated markets.
PECO's, BGE’s, and DPL's natural gas supplies are purchased from a number of suppliers for terms that currently do not exceed three years. PECO, BGE, and DPL each have annual firm transportation contracts of 443,000 mmcf, 268,000 mmcf, and 44,000 mmcf, respectively, for delivery of gas. To supplement gas transportation and supply at times of heavy winter demands and in the event of temporary emergencies, PECO, BGE, and DPL have available storage capacity from the following sources:

	Peak Natural Gas Sources (in mmcf)
	LNG Facility	Propane-Air Plant	Underground Storage Service Agreements(a)
PECO	1,200	150	19,400
BGE	1,056	550	22,000
DPL	250	N/A	3,900
___________
(a)Natural gas from underground storage represents approximately 27%, 42%, and 33% of PECO's, BGE’s, and DPL's 2022-2023 heating season planned supplies, respectively.
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

ComEd, with limited exceptions, earns a return on its energy efficiency costs through a regulatory asset. BGE, Pepco Maryland, DPL Maryland, and ACE earn a return on most of their energy efficiency and demand response program costs through a regulatory asset. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Capital Investment
The Utility Registrants' businesses are capital intensive and require significant investments, primarily in electric transmission and distribution and natural gas transportation and distribution facilities, to ensure the adequate capacity, reliability, and efficiency of their systems. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Liquidity and Capital Resources, for additional information regarding projected 2023 capital expenditures.
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
PJM is the regional grid operator and operates pursuant to FERC-approved tariffs. PJM is the transmission provider under, and the administrator of, the PJM Tariff. PJM operates the PJM energy, capacity, and other markets, and, through central dispatch, controls the day-to-day operations of the bulk power system for the region. The Utility Registrants are members of PJM and provide regional transmission service pursuant to the PJM Tariff. The Utility Registrants and the other transmission owners in PJM have turned over control of certain of their transmission facilities to PJM, and their transmission systems are under the dispatch control of PJM. Under the PJM Tariff, transmission service is provided on a region-wide, open-access basis using the transmission facilities of the PJM transmission owners.
The Utility Registrants' transmission rates are established based on a FERC approved formula as shown below:

Approval Date
ComEd	January 2008
PECO	December 2019
BGE	April 2006
Pepco	April 2006
DPL	April 2006
ACE	April 2006
Exelon’s Strategy and Outlook
Following the separation on February 1, 2022, Exelon is now a Distribution and Transmission company, focused on delivering electricity and natural gas service to our customers and communities. Exelon's businesses remain focused on maintaining industry leading operational excellence, meeting or exceeding their financial commitments, ensuring timely recovery on investments to enable customer benefits, supporting clean energy policies including those that advance our jurisdictions' clean energy targets, and continued commitment to corporate responsibility.
Exelon’s strategy is to improve reliability and operations, enhance the customer experience, and advance clean and affordable energy choices, while ensuring ratemaking mechanisms provide the utilities fair financial returns. The jurisdictions in which Exelon has operations have set some of the nation's leading clean energy targets and our strategy is to enable that future for all our stakeholders. The Utility Registrants invest in rate base that supports service to our customers and the community, including investments that sustain and improve reliability and resiliency and that enhance the service experience of our customers. The Utility Registrants make these investments prudently at a reasonable cost to customers. Exelon seeks to leverage its scale and expertise across the utilities platform through enhanced standardization and sharing of resources and best practices to achieve improved operational and financial results.

Management continually evaluates growth opportunities aligned with Exelon’s businesses, assets, and markets, leveraging Exelon’s expertise in those areas and offering sustainable returns.
The Utility Registrants anticipate investing approximately $31 billion over the next four years in electric and natural gas infrastructure improvements and modernization projects, including smart grid technology, storm hardening, advanced reliability technologies, and transmission projects, which is projected to result in an increase to current rate base of approximately $18 billion by the end of 2026. These investments provide greater reliability, improved service for our customers, increased capacity to accommodate new technologies and support a cleaner grid, and a stable return for the company.
In August 2021, Exelon announced a Path to Clean goal to collectively reduce its operations-driven GHG emissions 50% by 2030 against a 2015 baseline and to reach net zero operations-driven GHG emissions by 2050, while supporting customers and communities in achieving their GHG reduction goals (Path to Clean). Exelon's quantitative goals include its Scope 1 and 2 GHG emissions, with the exception of Scope 2 emissions associated with system losses of electric power delivered to customers ("line losses"), and build upon Exelon's long-standing commitment to reducing our GHG emissions. Exelon's Path to Clean efforts extend beyond these quantitative goals to include efforts such as customer energy efficiency programs, which support reductions in customers' direct emissions and have the potential to reduce Exelon's Scope 3 emissions and Scope 2 line losses as well. See ITEM 1. BUSINESS — Environmental Matters and Regulation — Climate Change for additional information.
Various market, financial, regulatory, legislative, and operational factors could affect Exelon's success in pursuing its strategies. Exelon continues to assess infrastructure, operational, policy, and legal solutions to these issues. See ITEM 1A. RISK FACTORS for additional information.
Employees
The Registrants strive to create a workplace culture that promotes and embodies diversity, inclusion, innovation, and safety for their employees. In order to provide the services and products that their customers expect, the Registrants aspire to create teams that reflect the diversity of the communities that the Registrants serve. Therefore, the Registrants take steps to attract highly qualified and diverse talent and seek to create hiring and promotion practices that are equitable and neutralize any bias, including unconscious bias. The Registrants provide growth opportunities, competitive compensation and benefits, and a variety of training and development programs. The Registrants are committed to helping employees grow their skills and careers largely through numerous training opportunities; mentorship programs; continuous feedback and development discussions; and evaluations. Employees are encouraged to thrive outside the workplace as well. The Registrants provide a full suite of wellness benefits targeted at supporting work-life balance, physical, mental and financial health, and industry-leading paid leave policies.
The Registrants typically conduct an employee engagement survey every other year to help identify organizational strengths and areas of opportunity for growth. The survey results are reviewed with senior management and the Exelon Board of Directors.
Diversity Metrics
The following tables show diversity metrics for all employees and management as of December 31, 2022.

Employees	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Female(a)(b)(c)	5,300	1,535	752	786	1,270	329	139	109
People of Color(b)(c)	7,519	2,575	990	1,170	1,803	865	203	145
Aged <30	2,026	721	361	286	424	169	85	61
Aged 30-50	10,548	3,728	1,455	1,819	2,271	739	465	357
Aged >50	6,489	1,907	1,070	1,061	1,466	442	341	203
Total Employees(d)	19,063	6,356	2,886	3,166	4,161	1,350	891	621

Management(e)	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Female(a)(b)(c)	961	235	139	122	206	51	13	21
People of Color(b)(c)	1,086	331	134	166	276	116	32	22
Aged <30	29	7	9	4	6	—	2	2
Aged 30-50	1,715	510	182	265	395	120	58	40
Aged >50	1,286	363	190	163	276	61	57	40
Within 10 years of retirement eligibility	1,787	520	238	226	379	91	68	55
Total Employees in Management(d)	3,030	880	381	432	677	181	117	82
 __________
(a)The Registrants have a particular focus on creating an environment that attracts and retains women by enabling them to stay in the workforce, grow with the company, and move up the ranks.
(b)To effectuate Exelon's pay equity goals, Exelon conducts analysis on gender and racial pay equity.
(c)Information concerning women and people of color is based on self-disclosed information.
(d)Total employees represents the sum of the aged categories.
(e)Management is defined as executive/senior level officials and managers as well as all employees who have direct reports and/or supervisory responsibilities.
Turnover Rates
As turnover is inherent, management succession planning is performed and tracked for all executives and critical key manager positions. Management frequently reviews succession planning to ensure the Registrants are prepared when positions become available.
The table below shows the average turnover rate for all employees for the last three years of 2020 to 2022.

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Retirement Age	3.71%	4.09%	4.10%	3.48%	3.79%	3.74%	4.42%	3.88%
Voluntary	2.79%	2.22%	2.71%	1.76%	2.52%	2.81%	1.46%	1.84%
Non-Voluntary	0.81%	0.60%	1.10%	1.06%	1.02%	1.95%	0.47%	0.68%
Collective Bargaining Agreements
Approximately 44% of Exelon’s employees participate in CBAs. The following table presents employee information, including information about CBAs, as of December 31, 2022.

	Total Employees Covered by CBAs	Number of CBAs	CBAs New and Renewed in 2022(a)	Total Employees Under CBAs New and Renewed in 2022
Exelon	8,379	10	2	906
ComEd	3,477	2	—	—
PECO	1,368	2	—	—
BGE	1,414	1	—	—
PHI	2,113	5	2	906
Pepco	890	1	1	890
DPL	621	2	—	—
ACE	401	2	1	16
 __________
(a)Does not include CBAs that were extended in 2022 while negotiations are ongoing for renewal.

Environmental Matters and Regulation
The Registrants are subject to comprehensive and complex environmental legislation and regulation at the federal, state, and local levels, including requirements relating to climate change, air and water quality, solid and hazardous waste, and impacts on species and habitats.
The Exelon Board of Directors is responsible for overseeing the management of environmental matters. Exelon has a management team to address environmental compliance and strategy, including the CEO; the Senior Vice President and Chief Strategy and Sustainability Officer; as well as senior management of the Utility Registrants. Performance of those individuals directly involved in environmental compliance and strategy is reviewed and affects compensation as part of the annual individual performance review process. The Audit and Risk Committee oversees compliance with environmental laws and regulations, including environmental risks related to Exelon's operations and facilities, as well as SEC disclosures related to environmental matters. Exelon's Corporate Governance Committee has the authority to oversee Exelon’s climate change and sustainability policies and programs, as discussed in further detail below. The respective Boards of the Utility Registrants oversee environmental issues related to these companies. The Exelon Board of Directors has general oversight responsibilities for ESG matters, including strategies and efforts to protect and improve the quality of the environment.
Climate Change
As detailed below, the Registrants face climate change mitigation and transition risks as well as adaptation risks. Mitigation and transition risks include changes to the energy systems as a result of new technologies, changing customer expectations and/or voluntary GHG goals, as well as local, state or federal regulatory requirements intended to reduce GHG emissions. Adaptation risk refers to risks to the Registrants' facilities or operations that may result from changes to the physical climate and environment, such as changes to temperature, weather patterns and sea level.
Climate Change Mitigation and Transition
The Registrants support comprehensive federal climate legislation that addresses the urgent need to substantially reduce national GHG emissions while providing appropriate protections for consumers, businesses, and the economy. In the absence of comprehensive federal climate legislation, Exelon supports the EPA moving forward with meaningful regulation of GHG emissions under the Clean Air Act.
The Registrants currently are subject to, and may become subject to additional, federal and/or state legislation and/or regulations addressing GHG emissions. GHG emission sources associated with the Registrants include sulfur hexafluoride (SF6) leakage from electric transmission and distribution operations, refrigerant leakage from chilling and cooling equipment, and fossil fuel combustion in motor vehicles. In addition, PECO, BGE, and DPL, as distributors of natural gas are regulated with respect to reporting of natural gas (methane) leakage on the natural gas systems and consumer use of such natural gas.
Since its inception, Exelon has positioned itself as a leader in climate change mitigation. Exelon uses definitions and protocols provided by the World Resources Institute for its GHG inventory. In 2021, Exelon's Scope 1 and 2 GHG emissions, as revised following its separation from Constellation, were just over 5.7 million metric tons carbon dioxide equivalent using the World Resources Institute Corporate Standard Market-based accounting. Of these emissions, 0.5 million metric tons are considered to be operations-driven and in more direct control of our employees and processes. The majority of these operations-driven emissions are fugitive emissions from the gas delivery systems of Registrants PECO, BGE, and DPL. The remaining 5.2 million metric tons, approximately 91%, are the indirect emissions associated with the operation and use of the electric distribution and transmission system and primarily consists of losses resulting from the Utility Registrant's delivery of electricity to their customers (line losses). These emissions are driven primarily by customer demand for electricity and the mix of generation assets supplying energy to the electric grid. The Registrants do not own generation and must comply with applicable legal and regulatory requirements governing procurement of electricity for delivery to retail customers and use of the system to support other transmission transactions. However, the Registrants do engage in efforts that help to reduce these emissions, including customer programs to drive customer energy efficiency, help to manage peak demands, and enable distributed solar generation.

In August 2021, Exelon announced a Path to Clean goal to collectively reduce their operations-driven GHG emissions 50% by 2030 against a 2015 baseline, and to reach net zero operations-driven GHG emissions by 2050, while also supporting customers and communities to achieve their clean energy and emissions goals. Exelon’s quantitative goals include its Scope 1 and 2 GHG emissions, with the exception of Scope 2 line losses, and builds upon Exelon's long-standing commitment to reducing our GHG emissions. Exelon's activities in support of the Path to Clean goal will include efficiency and clean electricity for operations, vehicle fleet electrification, equipment and processes to reduce sulfur hexafluoride (SF6) leakage, investments in natural gas infrastructure to minimize methane leaks and increase safety and reliability, and investment and collaboration to develop new technologies. Beyond 2030, Exelon recognizes that technology advancement and continued policy support will be needed to ensure achievement of Net-Zero by 2050. Exelon is laying the groundwork by partnering with national labs, universities and research consortia to research, develop, and pilot clean technologies that will be needed, as well as working with our states, jurisdictions and policy makers to understand the scope and scale of energy transformation, and needed policies and incentives, that will be needed to reach local ambitions for GHG emissions reductions. The Utility Registrants are also supporting customers and communities to achieve their clean energy and emissions goals through significant energy efficiency programs. During 2023 - 2026, estimated customer program energy efficiency investments across the Utility Registrants total $3.5 billion. These programs enable customer savings through home energy audits, lighting discounts, appliance recycling, home improvement rebates, equipment upgrade incentives and innovative programs like smart thermostats and combined heat and power programs.
As an energy delivery company, Exelon can play a key role in lowering GHG emissions across much of the economy in its service territories. In connecting end users of energy to electric and gas supply, Exelon can leverage its assets and customer interface to encourage efficient use of lower emitting resources as they become available. Electrification, where feasible for transportation, buildings, and industry coupled with simultaneous decarbonization of electric generation, can be a key lever for emissions reductions. To support this transition, Exelon is advocating for public policy supportive of vehicle electrification, investing in enabling infrastructure and technology, and supporting customer education and adoption. In addition, the Utility Registrants have a goal to electrify 30% of their own vehicle fleet by 2025, increasing to 50% by 2030. Clean fuels and other emerging technologies can also support the transition, lessen the strain on electric system expansion, and support energy system resiliency. Exelon, and its registrants PECO, BGE, and DPL that own gas distribution assets, are also continuing to explore these other decarbonization opportunities, supporting pilots of emerging energy technologies and clean fuels to support both operational and customer-driven emissions reductions. The energy transition may present challenges for the Utility Registrants and their service territories. Exelon believes its market and business model could be significantly affected by the transition of the energy system, such as through an increased electric load and decreased demand for natural gas, potentially accompanied by changes in technology, customer expectations, and/or regulatory structures. See ITEM 1A. RISK FACTORS. The Registrants are potentially affected by emerging technologies that could over time affect or transform the energy industry.
Climate Change Adaptation
The Registrants' facilities and operations are subject to the impacts of global climate change. Long-term shifts in climactic patterns, such as sustained higher temperatures and sea level rise, may present challenges for the Registrants and their service territories. Exelon believes its operations could be significantly affected by the physical risks of climate change. See ITEM 1A. RISK FACTORS for additional information related to the Registrants' risks associated with climate change.
The Registrants' assets undergo seasonal readiness efforts to ensure they are ready for the weather projections of the summer and winter months. The Registrants consider and review national climate assessments to inform their planning. Each of the Utility Registrants also has well established system recovery plans and is investing in its systems to install advanced equipment and reinforce the local electric system, making it more weather resistant and less vulnerable to anticipated storm damage.
International Climate Change Agreements. At the international level, the United States is a party to the United Nations Framework Convention on Climate Change (UNFCCC). The Parties to the UNFCCC adopted the Paris Agreement at the 21st session of the UNFCCC Conference of the Parties (COP 21) on December 12, 2015. Under the Agreement, which became effective on November 4, 2016, the parties committed to try to limit the global average temperature increase and to develop national GHG reduction commitments. On November 4, 2020, the United States formally withdrew from the Paris Agreement, but on January 20, 2021, President Biden

accepted the Agreement, which resulted in the United States’ formal re-entry on February 19, 2021. The United States has set an economy-wide target of reducing its net GHG emissions by 50-52% below 2005 levels by 2030. On November 11, 2022 at the UNFCCC Conference of the Parties (COP 27), President Biden recommitted the U.S. to these goals and detailed the significant domestic climate actions the U.S. had taken to spur a new era of clean American manufacturing, enhance energy security, and drive down the costs of clean energy for consumers in the U.S. and around the world.
Federal Climate Change Legislation and Regulation. On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA), which aims to reduce U.S. carbon emissions and promote economic development through investments in clean and renewable energy projects. The consumer-facing clean energy tax credits created or expanded by the IRA are intended to drive rapid adoption of energy efficiency, electric transportation, and solar energy which would require Exelon's utilities to expand and modernize infrastructure, systems and services to integrate and optimize these resources.
Regulation of GHGs from Power Plants under the Clean Air Act. The EPA’s 2015 Clean Power Plan (CPP) established regulations addressing carbon dioxide emissions from existing fossil-fired power plants under Clean Air Act Section 111(d). The CPP’s carbon pollution limits could be met through changes to the electric generation system, including shifting generation from higher-emitting units to lower- or zero-emitting units, as well as the development of new or expanded zero-emissions generation. In July 2019, the EPA published its final Affordable Clean Energy rule, which repealed the CPP and replaced it with less stringent emissions guidelines for existing fossil-fired power plants based on heat rate improvement measures that could be achieved within the fence line of individual plants. Exelon, together with a coalition of other electric utilities, filed a lawsuit in the U.S. Court of Appeals for the D.C. Circuit, challenging the rescission of the Clean Power Plan and enactment of the Affordable Clean Energy rule as unlawful. On January 19, 2021, the D.C. Circuit held the Affordable Clean Energy Rule (including its rescission of the Clean Power Plan) to be unlawful, vacated the rule, and remanded it to the EPA. The Supreme Court granted certiorari to examine the extent of the EPA's authority to regulate GHGs from power plants and, on June 30, 2022, reversed and remanded the D.C. Circuit's decision. The Supreme Court ruled that the EPA's use of generation shifting for development of standards in the Clean Power Plan went beyond Congress' intended authority under the Clean Air Act. The EPA has indicated that it will promulgate new GHG limits for existing power plants. Increased regulation of GHG emissions from power plants could increase the cost of electricity delivered or sold by the Registrants. As of February 1, 2022, following its separation from Constellation, Exelon no longer owns electric generation plants.
State Climate Change Legislation and Regulation. A number of states in which the Registrants operate have state and regional programs to reduce GHG emissions and renewable and other portfolio standards, which impact the power sector. See discussion below for additional information on renewable and other portfolio standards.
Certain northeast and mid-Atlantic states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia) currently participate in the RGGI. The program requires most fossil fuel-fired power plant owners and operators in the region to hold allowances, purchased at auction, for each ton of CO2 emissions. Non-emitting resources do not have to purchase or hold these allowances. Pennsylvania joined RGGI in April 2022.
Broader state programs impact other sectors as well, such as the District of Columbia's Clean Energy DC Omnibus Act and cross-sector GHG reduction plans, which resulted in recent requirements for Pepco to develop 5-year and 30-year decarbonization programs and strategies. Maryland expects to meet and exceed the mandate set in the Greenhouse Gas Emissions Reduction Act to reduce statewide GHG emissions 40% (from 2006 levels) by 2030, and the state’s Climate Solutions Now Act of 2022 further updates requirements with a proposal to reduce emissions 60% (from 2006 levels) by 2031. New Jersey accelerated its goals through Executive Order 274, which establishes an interim goal of 50% reductions below 2006 levels by 2030 and affirms its goal of achieving 80% reductions by 2050 and includes programs to drive greater amounts of electrified transportation. Illinois’ climate bill, CEJA, establishes decarbonization requirements for the state to transition to 100% clean energy by 2050 and supports programs to improve energy efficiency, manage energy demand, attract clean energy investment and accelerate job creation. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on CEJA.
The Registrants cannot predict the nature of future regulations or how such regulations might impact future financial statements.

Renewable and Clean Energy Standards. Each of the states where Exelon operates have adopted some form of renewable or clean energy procurement requirement. These standards impose varying levels of mandates for procurement of renewable or clean electricity (the definition of which varies by state) and/or energy efficiency. These are generally expressed as a percentage of annual electric load, often increasing by year. The Utility Registrants comply with these various requirements through acquiring sufficient bundled or unbundled credits such as RECs, CMCs, or ZECs, or paying an alternative compliance payment, and/or a combination of these compliance alternatives. The Utility Registrants are permitted to recover from retail customers the costs of complying with their state RPS requirements, including the procurement of RECs or other alternative energy resources. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Other Environmental Regulation
Water Quality
Under the federal Clean Water Act, NPDES permits for discharges into waterways are required to be obtained from the EPA or from the state environmental agency to which the permit program has been delegated, and permits must be renewed periodically. Certain of Exelon's facilities discharge water into waterways and are therefore subject to these regulations and operate under NPDES permits.
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
ComEd’s and PECO’s environmental liabilities primarily arise from contamination at former MGP sites, which were operated by ComEd's and PECO's predecessor companies. ComEd, pursuant to an ICC order, and PECO, pursuant to settlements of natural gas distribution rate cases with the PAPUC, have an on-going process to recover certain environmental remediation costs of the MGP sites through a provision within customer rates. BGE, Pepco, DPL, and ACE do not have material contingent liabilities relating to MGP sites. The amount to be expended in 2023 for compliance with environmental remediation related to contamination at former MGP sites and other gas purification sites is estimated to be approximately $52 million which consists primarily of $44 million at ComEd.
As of December 31, 2022, the Registrants have established appropriate contingent liabilities for environmental remediation requirements. In addition, the Registrants may be required to make significant additional expenditures not presently determinable for other environmental remediation costs.
See Note 3 — Regulatory Matters and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding the Registrants’ environmental matters, remediation efforts, and related impacts to the Registrants’ Consolidated Financial Statements.

Information about our Executive Officers as of February 14, 2023
Exelon

Name	Age	Position	Period
Butler, Calvin G. Jr.	53	President and Chief Executive Officer, Exelon	2022 - Present
		Chief Operating Officer, Exelon	2021 - 2022
		Senior Executive Vice President, Exelon	2019 - 2022
		Chief Executive Officer, Exelon Utilities	2019 - 2022
		Chief Executive Officer, BGE	2014 - 2019

Jones, Jeanne	43	Executive Vice President and Chief Financial Officer, Exelon	2022 - Present
		Senior Vice President, Corporate Finance, Exelon	2021 - 2022
		Senior Vice President and Chief Financial Officer, ComEd	2018 - 2021

Glockner, David	62	Executive Vice President, Compliance, Audit and Risk, Exelon	2020 - Present
		Chief Compliance Officer, Citadel LLC	2017 - 2020

Littleton, Gayle E.	50	Executive Vice President, General Counsel, Exelon	2020 - Present
		Partner, Jenner & Block LLP	2015 - 2020

Quiniones, Gil	56	Chief Executive Officer, ComEd	2021 - Present
		President and Chief Executive Officer, New York Power Authority	2011 - 2021

Innocenzo, Michael A.	57	President and Chief Executive Officer, PECO	2018 - Present

Khouzami, Carim V.	48	President, BGE	2021 - Present
		Chief Executive Officer, BGE	2019 - Present
		Senior Vice President & COO, Exelon Utilities	2018 - 2019

Anthony, J. Tyler	58	President and Chief Executive Officer, PHI, Pepco, DPL, and ACE	2021 - Present
		Senior Vice President and Chief Operating Officer, PHI, Pepco, DPL, and ACE	2016 - 2021

Trpik, Joseph R.	53	Senior Vice President and Corporate Controller, Exelon	2022 - Present
		Interim Senior Vice President & CFO, ComEd	2021 - 2022
		Senior Vice President & CFO, Exelon Utilities	2018 - 2021

ComEd

Name	Age	Position	Period
Quiniones, Gil	56	Chief Executive Officer, ComEd	2021 - Present
		President and Chief Executive Officer, New York Power Authority	2011 - 2021

Donnelly, Terence R.	62	President and Chief Operating Officer, ComEd	2018 - Present

Graham, Elisabeth J.	44	Senior Vice President, Chief Financial Officer & Treasurer, ComEd	2022 - Present
		Treasurer, Exelon	2018 - 2022

Rippie, E. Glenn	62	Senior Vice President and General Counsel, ComEd	2022 - Present
		Senior Vice President and Deputy General Counsel, Energy Regulation, Exelon	2022 - Present
		Partner, Jenner & Block LLP	2019 - 2021
		Partner and Chief Financial Officer, Rooney, Rippie & Ratnaswamy, LLP	2010 - 2019

Washington, Melissa	53	Senior Vice President, Customer Operations, ComEd	2021 - Present
		Senior Vice President, Governmental and External Affairs, ComEd	2019 - 2021
		Vice President, Governmental and External Affairs, ComEd	2019 - 2019
		Vice President, External Affairs and Large Customer Services, ComEd	2016 - 2019

Binswanger, Lewis	63	Senior Vice President, Governmental, Regulatory and External Affairs, ComEd	2022 - Present
		Vice President, External Affairs, Nicor Gas	2013 - 2022

PECO

Name	Age	Position	Period
Innocenzo, Michael A.	57	President and Chief Executive Officer, PECO	2018 - Present

Levine, Nicole	46	Senior Vice President and Chief Operations Officer, PECO	2022 - Present
		Vice President, Electrical Operations, PECO	2018 - 2022
Humphrey, Marissa	43	Senior Vice President, Chief Financial Officer and Treasurer, PECO	2022 - Present
		Vice President, Regulatory Policy and Strategy (NJ/DE), PHI, DPL, and ACE	2021 - 2022
		Vice President, Finance, Exelon Utilities	2019 - 2020
		Vice President, Financial Planning and Analysis, PHI, Pepco, DPL, and ACE	2016 - 2019

Murphy, Elizabeth A.	63	Senior Vice President, Governmental, Regulatory and External Affairs, PECO	2016 - Present

Williamson, Olufunmilayo	44	Senior Vice President, Customer Operations, PECO	2021 - Present
		Senior Vice President, Chief Commercial Risk Officer, Exelon	2017 - 2020

Gay, Anthony	57	Vice President and General Counsel, PECO	2019 - Present
		Vice President, Governmental and External Affairs, PECO	2016 - 2019

BGE

Name	Age	Position	Period
Khouzami, Carim V.	48	President, BGE	2021 - Present
		Chief Executive Officer, BGE	2019 - Present
		Senior Vice President & COO, Exelon Utilities	2018 - 2019

Dickens, Derrick	58	Senior Vice President and Chief Operating Officer, BGE	2021 - Present
		Senior Vice President, Customer Operations, PHI, Pepco, DPL, and ACE	2020 - 2021
		Vice President, Technical Services, BGE	2016 - 2020

Vahos, David M.	50	Senior Vice President, Chief Financial Officer and Treasurer, BGE	2016 - Present

Núñez, Alexander G.	51	Senior Vice President, Governmental, Regulatory and External Affairs, BGE	2021 - Present
		Senior Vice President, Regulatory Affairs and Strategy, BGE	2020 - 2021
		Senior Vice President, Regulatory and External Affairs, BGE	2016 - 2020

Galambos, Denise	60	Senior Vice President, Customer Operations, BGE	2021 - Present
		Vice President, Utility Oversight, Exelon Utilities	2020 - 2021
		Vice President, Human Resources, BGE	2018 - 2020

Ralph, David	56	Vice President and General Counsel, BGE	2021 - Present
		Associate General Counsel, BGE	2019 - 2021
		Assistant General Counsel, Exelon	2017 - 2019

PHI, Pepco, DPL, and ACE

Name	Age	Position	Period
Anthony, J. Tyler	58	President and Chief Executive Officer, PHI, Pepco, DPL, and ACE	2021 - Present
		Senior Vice President and Chief Operating Officer, PHI, Pepco, DPL, and ACE	2016 - 2021

Olivier, Tamla	50	Senior Vice President and Chief Operating Officer, PHI, Pepco, DPL, and ACE	2021 - Present
		Senior Vice President, Customer Operations, BGE	2020 - 2021
		Senior Vice President, Constellation NewEnergy, Inc.	2016 - 2020

Barnett, Phillip S.	59	Senior Vice President, Chief Financial Officer and Treasurer, PHI, Pepco, DPL, and ACE	2018 - Present

Oddoye, Rodney	46	Senior Vice President, Governmental, Regulatory and External Affairs, PHI, Pepco, DPL, and ACE	2021 - Present
		Senior Vice President, Governmental and External Affairs, BGE	2020 - 2021
		Vice President, Customer Operations, BGE	2018 - 2020

Bancroft, Anne	56	Vice President and General Counsel, PHI, Pepco, DPL, and ACE	2021 - Present
		Associate General Counsel, Exelon	2017 - 2021

Bell-Izzard, Morlon	57	Senior Vice President, Customer Operations, PHI, Pepco, DPL, and ACE	2021 - Present
		Vice President, Customer Operations, PHI, Pepco, DPL, and ACE	2019 - 2021
		Director, Utility Performance Assessment, Exelon	2016 - 2019

ITEM 1A.	RISK FACTORS
Each of the Registrants operates in a complex market and regulatory environment that involves significant risks, many of which are beyond that Registrant’s direct control. Such risks, which could negatively affect one or more of the Registrants’ consolidated financial statements, fall primarily under the categories below:
Risks related to market and financial factors primarily include:
•the demand for electricity, reliability of service, and affordability in the markets where the Utility Registrants conduct their business,
•the ability of the Utility Registrants to operate their respective transmission and distribution assets, their ability to access capital markets, and the impacts on their results of operations, financial condition or liquidity/cash flows due to public health crises, epidemics or pandemics, such as COVID-19, and
•emerging technologies and business models, including those related to climate change mitigation and transition to a low carbon economy.
Risks related to legislative, regulatory, and legal factors primarily include changes to, and compliance with, the laws and regulations that govern:
•utility regulatory business models,
•environmental and climate policy, and
•tax policy.

Risks related to operational factors primarily include:
•changes in the global climate could produce extreme weather events, which could put the Registrant’s facilities at risk, and such changes could also affect the levels and patterns of demand for energy and related services,
•the ability of the Utility Registrants to maintain the reliability, resiliency, and safety of their energy delivery systems, which could affect their ability to deliver energy to their customers and affect their operating costs, and
•physical and cyber security risks for the Utility Registrants as the owner-operators of transmission and distribution facilities.
Risks related to the separation primarily include:
•challenges to achieving the benefits of separation and
•performance by Exelon and Constellation under the transaction agreements, including indemnification responsibilities.
There may be further risks and uncertainties that are not presently known or that are not currently believed to be material that could negatively affect the Registrants' consolidated financial statements in the future.
Risks Related to Market and Financial Factors
The Registrants are potentially affected by emerging technologies that could over time affect or transform the energy industry (All Registrants).
Advancements in power generation technology, including commercial and residential solar generation installations and commercial micro turbine installations, are improving the cost-effectiveness of customer self-supply of electricity. Improvements in energy storage technology, including batteries and fuel cells, could also better position customers to meet their around-the-clock electricity requirements. Improvements in energy efficiency of lighting, appliances, equipment and building materials will also affect energy consumption by customers. Changes in power generation, storage, and use technologies could have significant effects on customer behaviors and their energy consumption.
These developments could affect levels of customer-owned generation, customer expectations, and current business models and make portions of the Utility Registrants' transmission and/or distribution facilities uneconomic prior to the end of their useful lives. Increasing pressure from both the private and public sectors to take actions to mitigate climate change could also push the speed and nature of this transition. These factors could affect the Registrants’ consolidated financial statements through, among other things, increased operating and maintenance expenses, increased capital expenditures, and potential asset impairment charges or accelerated depreciation over shortened remaining asset useful lives.
Market performance and other factors could decrease the value of employee benefit plan assets and could increase the related employee benefit plan obligations, which then could require significant additional funding (All Registrants).
Disruptions in the capital markets and their actual or perceived effects on particular businesses and the greater economy could adversely affect the value of the investments held within Exelon’s employee benefit plan trusts. The asset values are subject to market fluctuations and will yield uncertain returns, which could fall below Exelon's projected return rates. A decline in the market value of the pension and OPEB plan assets would increase the funding requirements associated with Exelon’s pension and OPEB plan obligations. Additionally, Exelon’s pension and OPEB plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit costs and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions or changes to Social Security or Medicare eligibility requirements could also increase the costs and funding requirements of the obligations related to the pension and OPEB plans. See Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information.

The Registrants could be negatively affected by unstable capital and credit markets (All Registrants).
The Registrants rely on the capital markets, particularly for publicly offered debt, as well as the banking and commercial paper markets, to meet their financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets in the United States or abroad could negatively affect the Registrants’ ability to access the capital markets or draw on their respective bank revolving credit facilities. The banks may not be able to meet their funding commitments to the Registrants if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. The inability to access capital markets or credit facilities, and longer-term disruptions in the capital and credit markets because of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could result in the deferral of discretionary capital expenditures, or require a reduction in dividend payments or other discretionary uses of cash. In addition, the Registrants have exposure to worldwide financial markets, including Europe, Canada, and Asia. Disruptions in these markets could reduce or restrict the Registrants’ ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of December 31, 2022, approximately 23%, 10%, and 16% of the Registrants’ available credit facilities were with European, Canadian, and Asian banks, respectively. Additionally, higher interest rates may put pressure on the Registrants’ overall liquidity profile, financial health and impact financial results. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the credit facilities.
If any of the Registrants were to experience a downgrade in its credit ratings to below investment grade or otherwise fail to satisfy the credit standards in its agreements with its counterparties or regulatory financial requirements, it would be required to provide significant amounts of collateral that could affect its liquidity and could experience higher borrowing costs (All Registrants).
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
See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources — Credit Matters and Cash Requirements — Security Ratings for additional information regarding the potential impacts of credit downgrades on the Registrants’ cash flows.

The impacts of significant economic downturns or increases in customer rates, could lead to decreased volumes delivered and increased expense for uncollectible customer balances (All Registrants).
The impacts of significant economic downturns on the Utility Registrants' customers and the related regulatory limitations on residential service terminations for the Utility Registrants, could result in an increase in the number of uncollectible customer balances and related expense. Further, increases in customer rates, including those related to increases in purchased power and natural gas prices, could result in declines in customer usage and lower revenues for the Utility Registrants that do not have decoupling mechanisms.
See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for additional information on the Registrants’ credit risk.
Public health crises, epidemics, or pandemics, such as COVID-19 could negatively impact the Registrants' results (All Registrants).
COVID-19 disrupted economic activity in the Registrants’ respective markets and negatively affected the Registrants’ results of operations in 2020. However, the financial impacts were not material for the years ended December 31, 2021 and December 31, 2022, other than the 2022 impairment disclosure within Note 11 — Asset Impairments. The Registrants cannot predict the full extent of the impacts of COVID-19, which will depend on, among other things, the rate, and public perceptions of the effectiveness, of vaccinations and rate of resumption of business activity. In addition, any future widespread pandemic or other local or global health issue could adversely affect our vendors, competitors or customers and customer demand as well as the Registrants’ ability to operate their transmission and distribution assets. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Executive Overview for additional information.
The Registrants could be negatively affected by the impacts of weather (All Registrants).
Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below normal levels in the winter tend to increase winter heating electricity and gas demand and revenues. Moderate temperatures adversely affect the usage of energy and resulting operating revenues at PECO and DPL Delaware. Due to revenue decoupling, operating revenues from electric distribution at ComEd, BGE, Pepco, DPL Maryland, and ACE are not affected by abnormal weather.
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
Climate change projections suggest increases to summer temperature and humidity trends, as well as more erratic precipitation and storm patterns over the long-term in the areas where the Utility Registrants have transmission and distribution assets. The frequency in which weather conditions emerge outside the current expected climate norms could contribute to weather-related impacts discussed above.
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
An impairment would require the Registrants to reduce the carrying value of the long-lived asset or goodwill to fair value through a non-cash charge to expense by the amount of the impairment. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates, Note 7 — Property, Plant, and Equipment, Note 11 — Asset Impairments, and Note 12 — Intangible Assets of the Combined Notes to the Consolidated Financial Statements for additional information on long-lived asset impairments and goodwill impairments.
The Registrants could incur substantial costs in the event of non-performance by third-parties under indemnification agreements, or when the Registrants have guaranteed their performance (All Registrants).
The Registrants have entered into various agreements with counterparties that require those counterparties to reimburse a Registrant and hold it harmless against specified obligations and claims. To the extent that any of these counterparties are affected by deterioration in their creditworthiness or the agreements are otherwise determined to be unenforceable, the affected Registrant could be held responsible for the obligations. Each of the Utility Registrants has transferred its former generation business to a third party and in each case the transferee has agreed to assume certain obligations and to indemnify the applicable Utility Registrant for such obligations. In connection with the restructurings under which ComEd, PECO, and BGE transferred their generating assets to Constellation, Constellation assumed certain of ComEd’s, PECO’s, and BGE's rights and obligations with respect to their former generation businesses. Further, ComEd, PECO, and BGE have entered into agreements with third parties under which the third-party agreed to indemnify ComEd, PECO, or BGE for certain obligations related to their respective former generation businesses that have been assumed by Constellation as part of the restructuring. If the third-party, Constellation, or the transferee of Pepco's, DPL's, or ACE’s generation facilities experienced events that reduced its creditworthiness or the indemnity arrangement became unenforceable, the applicable Utility Registrant could be liable for any existing or future claims. In addition, the Utility Registrants have residual liability under certain laws in connection with their former generation facilities.
The Registrants have issued indemnities to third parties regarding environmental or other matters in connection with purchases and sales of assets, including several of the Utility Registrants in connection with Constellation's absorption of their former generating assets. The Registrants could incur substantial costs to fulfill their obligations under these indemnities.
The Registrants have issued guarantees of the performance of third parties, which obligate the Registrants to perform if the third parties do not perform. In the event of non-performance by those third parties, the Registrants could incur substantial cost to fulfill their obligations under these guarantees.
Risks Related to Legislative, Regulatory, and Legal Factors
The Registrants' businesses are highly regulated and electric and gas revenue and earnings could be negatively affected by legislative and/or regulatory actions (All Registrants).
Substantial aspects of the Registrants' businesses are subject to comprehensive Federal or state legislation and/or regulation.
The Utility Registrants' consolidated financial statements are heavily dependent on the ability of the Utility Registrants to recover their costs for the retail purchase, transmission, and distribution of power and natural gas to their customers.
Fundamental changes in regulations or adverse legislative actions affecting the Registrants’ businesses would require changes in their business planning models and operations. The Registrants cannot predict when or whether legislative or regulatory proposals could become law or what their effect would be on the Registrants.

Changes in the Utility Registrants' respective terms and conditions of service, including their respective rates, along with adoption of new rate structures and constructs, or establishment of new rate cases, are subject to regulatory approval proceedings and/or negotiated settlements that are at times contentious, lengthy, and subject to appeal, which lead to uncertainty as to the ultimate result, and which could introduce time delays in effectuating rate changes (All Registrants).
The Utility Registrants are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services, adoption of new rate structures and constructs or establishment of new rate cases. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or even reducing rates. Decisions are subject to appeal, potentially leading to additional uncertainty associated with the approval proceedings. The potential duration of such proceedings creates a risk that rates ultimately approved by the applicable regulatory body may not be sufficient for a Utility Registrant to recover its costs by the time the rates become effective. Established rates are also subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed, including recovery mechanisms for costs associated with the procurement of electricity or gas, credit losses, MGP remediation, smart grid infrastructure, and energy efficiency and demand response programs. In certain instances, the Utility Registrants could agree to negotiated settlements related to various rate matters, customer initiatives, or franchise agreements. These settlements are subject to regulatory approval. The ultimate outcome and timing of regulatory rate proceedings have a significant effect on the ability of the Utility Registrants to recover their costs or earn an adequate return. See Note 3 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information.
The Registrants could be subject to higher costs and/or penalties related to mandatory reliability standards, including the likely exposure of the Utility Registrants to the results of PJM’s RTEP and NERC compliance requirements (All Registrants).
The Utility Registrants as users, owners, and operators of the bulk power transmission system are subject to mandatory reliability standards promulgated by NERC and enforced by FERC. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and are guided by reliability and market interface principles. Compliance with or changes in the reliability standards could subject the Registrants to higher operating costs and/or increased capital expenditures. In addition, the ICC, PAPUC, MDPSC, DCPSC, DEPSC, and NJBPU impose certain distribution reliability standards on the Utility Registrants. If the Utility Registrants were found in non-compliance with the Federal and state mandatory reliability standards, they could be subject to remediation costs as well as sanctions, which could include substantial monetary penalties.
The Registrants could incur substantial costs to fulfill their obligations related to environmental and other matters (All Registrants).
The Registrants are subject to extensive environmental regulation and legislation by local, state, and Federal authorities. These laws and regulations affect the way the Registrants conduct their operations and make capital expenditures including how they handle air and water emissions, hazardous and solid waste, and activities affecting surface waters, groundwater, and aquatic and other species. Violations of these requirements could subject the Registrants to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs for remediation and clean-up costs, civil penalties and exposure to third parties’ claims for alleged health or property damages, or operating restrictions to achieve compliance. In addition, the Registrants are subject to liability under these laws for the remediation costs for environmental contamination of property now or formerly owned by the Registrants and of property contaminated by hazardous substances they generated or released. Remediation activities associated with MGP operations conducted by predecessor companies are one component of such costs. Also, the Registrants are currently involved in several proceedings relating to sites where hazardous substances have been deposited and could be subject to additional proceedings in the future. See ITEM 1. BUSINESS — Environmental Matters and Regulation for additional information.

The Registrants could be negatively affected by federal and state RPS and/or energy conservation legislation, along with energy conservation by customers (All Registrants).
Changes to current state legislation or the development of Federal legislation that requires the use of clean, renewable, and alternate fuel sources could significantly impact the Utility Registrants, especially if timely cost recovery is not allowed.
Federal and state legislation mandating the implementation of energy conservation programs that require the implementation of new technologies, such as smart meters and smart grid, could increase capital expenditures and could significantly impact the Utility Registrants consolidated financial statements if timely cost recovery is not allowed. These energy conservation programs, regulated energy consumption reduction targets, and new energy consumption technologies could cause declines in customer energy consumption and lead to a decline in the Registrants' earnings, if timely recovery is not allowed. See ITEM 1. BUSINESS — Environmental Matters and Regulation — Renewable and Clean Energy Standards and "The Registrants are potentially affected by emerging technologies that could over time affect or transform the energy industry" above for additional information.
The Registrants could be negatively affected by challenges to tax positions taken, tax law changes, and the inherent difficulty in quantifying potential tax effects of business decisions. (All Registrants).
The Registrants are required to make judgments to estimate their obligations to taxing authorities, which includes general tax positions taken and associated reserves established. Tax obligations include, but are not limited to: income, real estate, sales and use, and employment-related taxes and ongoing appeal issues related to these tax matters. All tax estimates could be subject to challenge by the tax authorities. Additionally, earnings may be impacted due to changes in federal or local/state tax laws, and the inherent difficulty of estimating potential tax effects of ongoing business decisions. See Note 1 — Significant Accounting Policies and Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
Legal proceedings could result in a negative outcome, which the Registrants cannot predict (All Registrants).
The Registrants are involved in legal proceedings, claims, and litigation arising out of their business operations. The material ones are summarized in Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements. Adverse outcomes in these proceedings could require significant expenditures, result in lost revenue, or restrict, or disrupt business activities.
The Registrants could be subject to adverse publicity and reputational risks, which make them vulnerable to negative customer perception and could lead to increased regulatory oversight or other consequences (All Registrants).
The Registrants could be the subject of public criticism. Adverse publicity of this nature could render public service commissions and other regulatory and legislative authorities less likely to view energy companies in a favorable light, and could cause those companies, including the Registrants, to be susceptible to less favorable legislative and regulatory outcomes, as well as increased regulatory oversight and more stringent legislative or regulatory requirements.
Exelon and ComEd have received requests for information related to an SEC investigation into their lobbying activities. The outcome of the investigations could have a material adverse effect on their reputation and consolidated financial statements (Exelon and ComEd).
On October 22, 2019, the SEC notified Exelon and ComEd that it had opened an investigation into their lobbying activities in the state of Illinois. Exelon and ComEd have cooperated fully, including by providing all information requested by the SEC, and intend to continue to cooperate fully and expeditiously with the SEC. The outcome of the SEC’s investigation cannot be predicted and could subject Exelon and ComEd to civil penalties, sanctions, or other remedial measures. Any of the foregoing, as well as the appearance of non-compliance with anti-corruption and anti-bribery laws, could have an adverse impact on Exelon’s and ComEd’s reputations or relationships with regulatory and legislative authorities, customers, and other stakeholders, as well as their consolidated financial statements. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements.
If ComEd violates its Deferred Prosecution Agreement announced on July 17, 2020, it could have an adverse effect on the reputation and consolidated financial statements of Exelon and ComEd (Exelon and ComEd).
On July 17, 2020, ComEd entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the Northern District of Illinois (USAO) to resolve the USAO’s investigation into Exelon’s and ComEd’s lobbying activities in the State of Illinois. Exelon was not made a party to the DPA and the investigation by the USAO into Exelon’s activities ended with no charges being brought against Exelon. Under the DPA, the USAO filed a single charge alleging that ComEd improperly gave and offered to give jobs, vendor subcontracts, and payments associated with those jobs and subcontracts for the benefit of the Speaker of the Illinois House of Representatives and the Speaker’s associates, with the intent to influence the Speaker’s action regarding legislation affecting ComEd’s interests. The DPA provides that the USAO will defer any prosecution of such charge and any other criminal or civil case against ComEd in connection with the matters identified therein for a three-year period subject to certain obligations of ComEd, including, but not limited to, the following: (i) payment to the U.S. Treasury of $200 million; (ii) continued full cooperation with the government’s investigation; and (iii) ComEd’s adoption and maintenance of remedial measures involving compliance and reporting undertakings as specified in the DPA. If ComEd is found to have breached the terms of the DPA, the USAO may elect to prosecute, or bring a civil action against, ComEd for conduct alleged in the DPA or known to the government, which could result in fines or penalties and could have an adverse impact on Exelon’s and ComEd’s reputation or relationships with regulatory and legislative authorities, customers and other stakeholders, as well as their consolidated financial statements. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements.
Risks Related to Operational Factors
The Registrants are subject to risks associated with climate change (All Registrants).
The Registrants periodically perform analyses to better understand long-term projections of climate change and how those changes in the physical environments where they operate could affect their facilities and operations. The Registrants primarily operate in the Midwest and Mid-Atlantic of the United States, areas that historically have been prone to various types of severe weather events, and as such the Registrants have well-developed response and recovery programs based on these historical events. However, the Registrants’ physical facilities could be at greater risk of damage as changes in the global climate affect temperature and weather patterns, or be placed at greater risk of damage should climate changes result in more intense, frequent and extreme weather events, elevated levels of precipitation, sea level rise, increased surface water temperatures, and/or other effects. Over time, the Registrants are making additional investments to protect their facilities from physical climate-related risks.
In addition, changes to the climate may impact levels and patterns of demand for energy and related services, which could affect Registrants’ operations. Over time, the Registrants are making additional investments to adapt to changes in operational requirements to manage demand changes and customer expectations caused by climate change.
Climate Change risks include changes to the energy systems due to new technologies, changing customer expectations and/or voluntary GHG goals, as well as local, state, or federal regulatory requirements intended to reduce GHG emissions. The Registrants also periodically perform analyses of potential energy system transition pathways to reduce economy-wide GHG emissions to mitigate climate change. To the extent additional GHG reduction legislation and/or regulation becomes effective at the Federal and/or state levels, the Registrants could incur costs to further limit the GHG emissions from their operations or otherwise comply with applicable requirements. See ITEM 1. BUSINESS — Environmental Matters and Regulation — Climate Change and ITEM 1.A. "The Registrants are potentially affected by emerging technologies that could over time affect or transform the energy industry" above for additional information.

The Utility Registrants' operating costs are affected by their ability to maintain the availability and reliability of their delivery and operational systems (All Registrants).
Failures of the equipment or facilities used in the Utility Registrants' delivery systems could interrupt the electric transmission and electric and natural gas delivery, which could result in a loss of revenues and an increase in maintenance and capital expenditures. Equipment or facilities failures can be due to several factors, including natural causes such as weather or information systems failure. Specifically, if the implementation of AMI, smart grid, or other technologies in the Utility Registrants' service territory fail to perform as intended or are not successfully integrated with billing and other information systems, or if any of the financial, accounting, or other data processing systems fail or have other significant shortcomings, the Utility Registrants' financial results could be negatively impacted. In addition, dependence upon automated systems could further increase the risk that operational system flaws or internal and/or external tampering or manipulation of those systems will result in losses that are difficult to detect.
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
A security breach of the Registrants' physical assets or information systems or those of the Registrants competitors, vendors, business partners and interconnected entities in RTOs and ISOs, or regulators could materially impact Registrants by, among other things, impairing the availability of electricity and gas distributed by Registrants and/or the reliability of transmission and distribution systems, impairing the availability of vendor services and materials that the Registrants rely on to maintain their operations, or by leading to the theft or inappropriate release of certain types of information, including critical infrastructure information, sensitive customer, vendor, or employee data, or other confidential data. The risk of these events and security breaches occurring continues to intensify, and while the Registrants have been, and will likely continue to be, subjected to physical and cyber-attacks, to date none have directly experienced a material breach or material disruption to its network or information systems or our operations. However, as such attacks continue to increase in sophistication and frequency, the Registrants may be unable to prevent all such attacks in the future.
If a significant security breach were to occur, the Registrants' reputation could be negatively affected, customer confidence in the Registrants or others in the industry could be diminished, or the Registrants could be subject to legal claims, loss of revenues, increased costs, or operations shutdown. Moreover, the amount and scope of insurance maintained against losses resulting from any such security breaches may not be sufficient to cover losses or otherwise adequately compensate for any disruptions to business that could result.
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
Employees and contractors throughout the organization work in, and customers and the general public could be exposed to, potentially dangerous environments near the Registrants’ operations. As a result, employees, contractors, customers, and the general public are at some risk for serious injury, including loss of life. These risks include gas explosions, pole strikes, and electric contact cases.
Natural disasters, war, acts and threats of terrorism, pandemic, and other significant events could negatively impact the Registrants' results of operations, ability to raise capital and future growth (All Registrants).
The Utility Registrants' distribution and transmission infrastructures could be affected by natural disasters and extreme weather events, which could result in increased costs, including supply chain costs. An extreme weather event within the Utility Registrants’ service areas can also directly affect their capital assets, causing disruption in service to customers due to downed wires and poles or damage to other operating equipment.
The impact that potential terrorist attacks could have on the industry and the Registrants is uncertain. The Registrants face a risk that their operations would be direct targets or indirect casualties of an act of terror. Any retaliatory military strikes or sustained military campaign could affect their operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets, particularly oil. Furthermore, these catastrophic events could compromise the physical or cybersecurity of the Registrants' facilities, which could adversely affect the Registrants' ability to manage their businesses effectively. Instability in the financial markets as a result of terrorism, war, natural disasters, pandemic, credit crises, recession, or other factors also could result in a decline in energy consumption or interruption of fuel or the supply chain. In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs.
The Registrants could be significantly affected by the outbreak of a pandemic. Exelon has plans in place to respond to a pandemic. However, depending on the severity of a pandemic and the resulting impacts to workforce and other resource availability, the ability to operate Exelon's transmission and distribution assets could be adversely affected.
In addition, Exelon maintains a level of insurance coverage consistent with industry practices against property, casualty, and cybersecurity losses subject to unforeseen occurrences or catastrophic events that could damage or destroy assets or interrupt operations. However, there can be no assurance that the amount of insurance will be adequate to address such property and casualty losses.
The Registrants’ businesses are capital intensive, and their assets could require significant expenditures to maintain and are subject to operational failure or be impacted by lack of availability of critical parts, which could result in potential liability (All Registrants).
The Utility Registrants’ businesses are capital intensive and require significant investments in transmission and distribution infrastructure projects. Equipment, even if maintained in accordance with good utility practices, is subject to operational failure, including events that are beyond the Utility Registrants’ control, and could require significant expenditures to operate efficiently. Additionally, if critical parts are not available, it may impact the timing of execution of capital projects. The Registrants' consolidated financial statements could be negatively affected if they were unable to effectively manage their capital projects or raise the necessary capital, or if they are deemed liable for operational failure. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources for additional information regarding the Registrants’ potential future capital expenditures.
The Utility Registrants' respective ability to deliver electricity, their operating costs, and their capital expenditures could be negatively impacted by transmission congestion and failures of neighboring transmission systems (All Registrants).
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
The Registrants' performance could be negatively affected if they fail to attract and retain an appropriately qualified workforce (All Registrants).
Certain events, such as the separation transaction, an employee strike, loss of employees, loss of contract resources due to a major event, and an aging workforce without appropriate replacements, could lead to operating challenges and increased costs for the Registrants. The challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs, and safety costs, could arise. The Registrants are particularly affected due to the specialized knowledge required of the technical and support employees for their transmission and distribution operations as well as areas where new technologies are pertinent.
The Registrants’ performance could be negatively affected by poor performance of third-party contractors that perform periodic or ongoing work (All Registrants).
All Registrants rely on third-party contractors to perform operations, maintenance, and construction work. Performance standards typically are included in all contractual obligations, but poor performance may impact the capital execution plan or operations, or have adverse financial or reputational consequences.
The Registrants could make acquisitions or investments in new business initiatives and new markets, which may not be successful or achieve the intended financial results (All Registrants).
The Utility Registrants face risks associated with their regulatory-mandated initiatives, such as smart grids and and broader beneficial electrification. These risks include, but are not limited to, cost recovery, regulatory concerns, cybersecurity, and obsolescence of technology. Such initiatives may not be successful.
Risks Related to the Separation (Exelon)
The separation may not achieve some or all of the benefits anticipated by Exelon and, following the separation, Exelon's common stock price may underperform relative to Exelon's expectations.
By separating the Utility Registrants and Constellation, Exelon created two publicly traded companies with the resources necessary to best serve customers and sustain long-term investment and operating excellence. The separate companies are expected to create value by having the strategic flexibility to focus on their unique customer, market and community priorities. However, the separation may not provide such results on the scope or scale that Exelon anticipates, and Exelon may not realize the anticipated benefits of the separation. Failure to do so could have a material adverse effect on Exelon's financial statements and its common stock price.
In connection with the separation into two public companies, Exelon and Constellation will indemnify each other for certain liabilities. If Exelon is required to pay under these indemnities to Constellation, Exelon's financial results could be negatively impacted. The Constellation indemnities may not be sufficient to hold Exelon harmless from the full amount of liabilities for which Constellation will be allocated responsibility, and Constellation may not be able to satisfy its indemnification obligations in the future.
Pursuant to the separation agreement and certain other agreements between Exelon and Constellation, each party will agree to indemnify the other for certain liabilities, in each case for uncapped amounts. Indemnities that Exelon may be required to provide Constellation are not subject to any cap, may be significant and could negatively impact its business. Third parties could also seek to hold Exelon responsible for any of the liabilities that Constellation has agreed to retain. Any amounts Exelon is required to pay pursuant to these indemnification obligations and other liabilities could require Exelon to divert cash that would otherwise have been used in furtherance of its operating business. Further, the indemnities from Constellation for Exelon's benefit may not be sufficient to protect Exelon against the full amount of such liabilities, and Constellation may not be able to fully satisfy its indemnification obligations.
Moreover, even if Exelon ultimately succeeds in recovering from Constellation any amounts for which Exelon is held liable, Exelon may be temporarily required to bear these losses. Each of these risks could negatively affect Exelon's business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
All Registrants
None.

ITEM 2.	PROPERTIES
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
Transmission and Distribution
The Utility Registrants’ high voltage electric transmission lines owned and in service at December 31, 2022 were as follows:

Voltage	Circuit Miles
(Volts)	ComEd	PECO	BGE	Pepco	DPL	ACE
765,000	90	—	—	—	—	—
500,000(a)	—	188	216	109	15	—
345,000	2,678	—	—	—	—	—
230,000	—	550	352	770	472	272
138,000	2,257	135	55	61	586	214
115,000	—	—	700	25	—	—
69,000	—	177	—	—	567	662
___________
(a)    In addition, PECO, DPL, and ACE have an ownership interest located in Delaware and New Jersey. See Note 8 — Jointly Owned Electric Utility Plant of the Combined Notes to the Consolidated Financial Statements for additional information.
The Utility Registrants' electric distribution system includes the following number of circuit miles of overhead and underground lines:

Circuit Miles	ComEd	PECO	BGE	Pepco	DPL	ACE
Overhead	35,387	12,965	9,155	4,130	6,007	7,345
Underground	32,684	9,590	17,927	7,207	6,513	3,007
Gas
The following table presents PECO’s, BGE’s, and DPL’s natural gas pipeline miles at December 31, 2022:

	PECO	BGE	DPL
Transmission(a)	9	152	8
Distribution	6,990	7,527	2,198
Service piping	6,479	6,761	1,486
Total	13,478	14,440	3,692
___________
(a)    DPL has a 10% undivided interest in approximately 8 miles of natural gas transmission mains located in Delaware, which are used by DPL for its natural gas operations and by 90% owner for distribution of natural gas to its electric generating facilities.

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
First Mortgage and Insurance
The principal properties of ComEd, PECO, PEPCO, DPL, and ACE are subject to the lien of their respective Mortgages under which their respective First Mortgage Bonds are issued. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.

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
All Registrants
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see Note 3 — Regulatory Matters and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements. Such descriptions are incorporated herein by these references.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

PART II
(Dollars in millions, except per share data, unless otherwise noted)

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Exelon
Exelon’s common stock is listed on the Nasdaq (trading symbol: EXC). As of January 31, 2023, there were 994,126,931 shares of common stock outstanding and approximately 80,780 record holders of common stock.
Stock Performance Graph
The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in Exelon common stock, compared with the S&P 500 Stock Index and the S&P Utility Index, for the period 2018 through 2022. Cumulative total returns account for the separation of Constellation, as spin-off dividend is assumed to be reinvested as received.
This performance chart assumes:
•$100 invested on December 31, 2017 in Exelon common stock, the S&P 500 Stock Index, and the S&P Utility Index; and
•All dividends are reinvested.

Comparison of Five-Year Cumulative Return
240
220
200
180
160
140
120
100
80
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Exelon
S&P 500
S&P Utilities

Value of Investment at December 31,
	2017	2018	2019	2020	2021	2022
Exelon Corporation	$100.00	$118.33	$123.39	$118.59	$167.70	$181.67
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P Utilities	$100.00	$104.11	$131.54	$132.18	$155.53	$157.97
ComEd
As of January 31, 2023, there were 127,021,394 outstanding shares of common stock, $12.50 par value, of ComEd, of which 127,002,904 shares were indirectly held by Exelon. As of January 31, 2023, in addition to Exelon, there were 283 record holders of ComEd common stock. There is no established market for shares of the common stock of ComEd.
PECO
As of January 31, 2023, there were 170,478,507 outstanding shares of common stock, without par value, of PECO, all of which were indirectly held by Exelon.
BGE
As of January 31, 2023, there were 1,000 outstanding shares of common stock, without par value, of BGE, all of which were indirectly held by Exelon.
PHI
As of January 31, 2023, Exelon indirectly held the entire membership interest in PHI.
Pepco
As of January 31, 2023, there were 100 outstanding shares of common stock, $0.01 par value, of Pepco, all of which were indirectly held by Exelon.
DPL
As of January 31, 2023, there were 1,000 outstanding shares of common stock, $2.25 par value, of DPL, all of which were indirectly held by Exelon.
ACE
As of January 31, 2023, there were 8,546,017 outstanding shares of common stock, $3.00 par value, of ACE, all of which were indirectly held by Exelon.
All Registrants
Dividends
Under applicable Federal law, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE can pay dividends only from retained, undistributed, or current earnings. A significant loss recorded at ComEd, PECO, BGE, PHI, Pepco, DPL, or ACE may limit the dividends that these companies can distribute to Exelon.
ComEd has agreed, in connection with a financing arranged through ComEd Financing III, that ComEd will not declare dividends on any shares of its capital stock in the event that: (1) it exercises its right to extend the interest payment periods on the subordinated debt securities issued to ComEd Financing III; (2) it defaults on its guarantee of the payment of distributions on the preferred trust securities of ComEd Financing III; or (3) an event of default occurs under the Indenture under which the subordinated debt securities are issued. No such event has occurred.

PECO has agreed, in connection with financings arranged through PEC L.P. and PECO Trust IV, that PECO will not declare dividends on any shares of its capital stock in the event that: (1) it exercises its right to extend the interest payment periods on the subordinated debentures which were issued to PEC L.P. or PECO Trust IV; (2) it defaults on its guarantee of the payment of distributions on the Series D Preferred Securities of PEC L.P. or the preferred trust securities of PECO Trust IV; or (3) an event of default occurs under the Indenture under which the subordinated debentures are issued. No such event has occurred.
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
Pepco is subject to certain dividend restrictions established by settlements approved by the MDPSC and DCPSC that prohibit Pepco from paying a dividend on its common shares if (a) after the dividend payment, Pepco's equity ratio would be below 48% as calculated pursuant to the MDPSC's and DCPSC's ratemaking precedents, or (b) Pepco’s senior unsecured credit rating is rated by one of the three major credit rating agencies below investment grade. No such event has occurred.
DPL is subject to certain dividend restrictions established by settlements approved by the DEPSC and MDPSC that prohibit DPL from paying a dividend on its common shares if (a) after the dividend payment, DPL's equity ratio would be below 48% as calculated pursuant to the DEPSC's and MDPSC's ratemaking precedents, or (b) DPL’s corporate issuer or senior unsecured credit rating, or its equivalent, is rated by any of the three major credit rating agencies below the generally accepted definition of investment grade. No such event has occurred.
ACE is subject to certain dividend restrictions established by settlements approved by the NJBPU that prohibit ACE from paying a dividend on its common shares if (a) after the dividend payment, ACE's common equity ratio would be below 48% as calculated pursuant to the NJBPU's ratemaking precedents, or (b) ACE's senior corporate issuer or senior unsecured credit rating is rated by one of the three major credit rating agencies below investment grade. ACE is also subject to a dividend restriction which requires ACE to notify and obtain the prior approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%. No such events have occurred.
Exelon’s Board of Directors approved an updated dividend policy for 2023. The 2023 quarterly dividend will be $0.36 per share.
As of December 31, 2022, Exelon had retained earnings of $4,597 million, ComEd had retained earnings of $2,030 million, PECO had retained earnings of $1,861 million, BGE had retained earnings of $2,075 million, and PHI had undistributed losses of $352 million.
The following table sets forth Exelon’s quarterly cash dividends per share paid during 2022 and 2021:

	2022				2021
(per share)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Exelon	$0.3375	$0.3375	$0.3375	$0.3375	$0.3825	$0.3825	$0.3825	$0.3825

The following table sets forth PHI's quarterly distributions and ComEd’s, PECO’s, BGE's, Pepco's, DPL's, and ACE's quarterly common dividend payments:

	2022				2021
(in millions)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
ComEd	144	145	145	144	127	127	126	127
PECO	100	99	100	100	85	85	84	85
BGE	74	75	75	76	73	73	72	74
PHI	125	230	293	102	98	191	333	81
Pepco	63	100	258	42	47	98	95	28
DPL	48	39	15	41	41	43	23	40
ACE	17	90	19	19	8	51	215	14
First Quarter 2023 Dividend
On February 14, 2023, Exelon's Board of Directors declared a regular quarterly dividend of $0.36 per share on Exelon’s common stock for the first quarter of 2023. The dividend is payable on Friday, March 10, 2023, to shareholders of record of Exelon as of 5 p.m. Eastern time on Monday, February 27, 2023.

ITEM 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Exelon’s consolidated financial information includes the results of its seven separate operating subsidiary registrants, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, which, along with Exelon, are collectively referred to as the Registrants. The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE. However, none of the Registrants makes any representation as to information related solely to any of the other Registrants. For discussion of the Utility Registrants' year ended December 31, 2021 compared to the year ended December 31, 2020, refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the 2021 Recast Form 10-K, which was filed with the SEC on June 30, 2022.
COVID-19. The Registrants have taken steps to mitigate the potential risks posed by the global outbreak (pandemic) of COVID-19. The Registrants provide a critical service to our customers which means that it is paramount that we keep our employees who operate our businesses safe and minimize unnecessary risk of exposure to the virus by taking extra precautions for employees who work in the field and in our facilities. The Registrants have implemented work from home policies where appropriate, and imposed travel limitations on employees.
The Registrants continue to implement strong physical and cyber-security measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers.
There were no changes in internal control over financial reporting as a result of COVID-19 that materially affected, or are reasonably likely to materially affect, any of the Registrants’ internal control over financial reporting. See ITEM 9A. CONTROLS AND PROCEDURES for additional information.
There were no material impacts to Exelon from unfavorable economic conditions due to COVID-19 for the years ended December 31, 2022 and 2021, other than the 2022 impairment discussed below.
The Registrants assessed long-lived assets, goodwill, and investments for recoverability. Exelon and BGE recorded a pre-tax impairment charge of $48 million in 2022 as a result of COVID-19 impacts on office use. See Note 12 — Asset Impairments for additional information related to this impairment assessment. None of the other Registrants recorded material impairment charges in 2022 as a result of COVID-19. Additionally, there were no material impairment charges recorded in 2021 as a result of COVID-19.
The Registrants will continue to monitor developments affecting their workforce, customers, and suppliers and will take additional precautions that they determine to be necessary in order to mitigate the impacts. The Registrants cannot predict the full extent of the impacts of COVID-19, which will depend on, among other things, the rate, and public perceptions of the effectiveness, of vaccinations and rate of resumption of business activity.

Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders from continuing operations and the Utility Registrants' Net income for the year ended December 31, 2022 compared to the same period in 2021. For additional information regarding the financial results for the years ended December 31, 2022 and 2021 see the discussions of Results of Operations by Registrant.

	2022	2021	Favorable (Unfavorable) Variance
Exelon	2,054	1,616	$438
ComEd	917	742	175
PECO	576	504	72
BGE	380	408	(28)
PHI	608	561	47
Pepco	305	296	9
DPL	169	128	41
ACE	148	146	2
Other(a)	(427)	(599)	172
__________
(a)Primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investing activities.
The separation of Constellation Energy Corporation, including Generation and its subsidiaries, meets the criteria for discontinued operations and as such, Generation's results of operations are presented as discontinued operations and have been excluded from Exelon's continuing operations for all periods presented. See Note 1 — Significant Accounting Policies and Note 2 — Discontinued Operations for additional information.
Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Such costs are included in Other in the table above and were $28 million and $429 million on a pre-tax basis, for the years ended December 31, 2022 and 2021, respectively.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021. Net income attributable to common shareholders from continuing operations increased by $438 million and diluted earnings per average common share from continuing operations increased to $2.08 in 2022 from $1.65 in 2021 primarily due to:
•Higher electric distribution earnings and energy efficiency earnings from higher rate base and higher allowed ROE due to an increase in treasury rates at ComEd;
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
•Higher credit loss expense at PECO, BGE, and PHI;
•Higher storm costs at PHI; and
•Higher interest expense at PECO, BGE, PHI, and Exelon Corporate.
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

The following table provides a reconciliation between Net income attributable to common shareholders from continuing operations as determined in accordance with GAAP and Adjusted (non-GAAP) operating earnings for the year ended December 31, 2022 compared to 2021:

	For the Years Ended December 31,
	2022		2021
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders from Continuing Operations	$2,054	$2.08	$1,616	$1.65
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $1 and $3, respectively)	4	—	4	—
Asset Impairments (net of taxes of $10)(a)	38	0.04	—	—
Cost Management Program (net of taxes of $1)(b)	—	—	6	0.01
Asset Retirement Obligation (net of taxes of $2 and $1, respectively)	(4)	—	2	—
COVID-19 Direct Costs (net of taxes of $6)(c)	—	—	14	0.01
Acquisition Related Costs (net of taxes of $5)(d)	—	—	15	0.02
ERP System Implementation Costs (net of taxes of $0 and $4, respectively)(e)	1	—	13	0.01
Separation Costs (net of taxes of $10 and $21, respectively)(f)	24	0.02	58	0.06
Income Tax-Related Adjustments (entire amount represents tax expense)(g)	122	0.12	62	0.06
Adjusted (non-GAAP) Operating Earnings	$2,239	$2.27	$1,791	$1.83
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

(a)Reflects costs related to the impairment of an office building at BGE, which are recorded in Operating and maintenance expense.
(b)Primarily represents reorganization costs related to cost management programs.
(c)Represents direct costs related to COVID-19 consisting primarily of costs to acquire personal protective equipment, costs for cleaning supplies and services, and costs to hire healthcare professionals to monitor the health of employees, which are recorded in Operating and maintenance expense.
(d)Reflects certain BSC costs related to the acquisition of EDF's interest in CENG, which was completed in the third quarter of 2021, that were historically allocated to Generation but are presented as part of continuing operations in Exelon's results as these costs do not qualify as expenses of the discontinued operations per the accounting rules.
(e)Reflects costs related to a multi-year ERP system implementation, which are recorded in Operating and maintenance expense.
(f)Represents costs related to the separation primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs, which are recorded in Operating and maintenance expense.
(g)In 2021, for PHI, primarily reflects the recognition of a valuation allowance against a deferred tax asset associated with Delaware net operating loss carryforwards due to a change in Delaware tax law. In 2021, for Corporate, reflects the adjustment to deferred income taxes due to changes in forecasted apportionment. In 2022, for PECO, primarily reflects an adjustment to exclude one-time non-cash impacts associated with the remeasurement of deferred income taxes as a result of the reduction in Pennsylvania corporate income tax rate. In 2022, for Corporate, in connection with the separation, Exelon recorded an income tax expense primarily due to the long-term marginal state income tax rate change, the recognition of valuation allowances against the deferred tax assets positions for certain standalone state filing jurisdictions, and nondeductible transaction costs partially offset by a one-time impact associated with a state tax benefit.

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
In connection with the separation, Exelon incurred separation costs impacting continuing operations of $34 million and $79 million on a pre-tax basis for the year ended December 31, 2022 and 2021, respectively, which are recorded in Operating and maintenance expense. These costs are excluded from Adjusted (non-GAAP) Operating Earnings. The separation costs are primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs.
Equity Securities Offering
On August 4, 2022, Exelon entered into an agreement with certain underwriters in connection with an underwritten public offering of 12.995 million shares of its common stock, no par value. The net proceeds were $563 million before expenses paid by Exelon. See Note 19 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
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

Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	April 16, 2021	Electric	$51	$46	7.36%	December 1, 2021	January 1, 2022
	April 15, 2022	Electric	199	199	7.85%	November 17, 2022	January 1, 2023
PECO - Pennsylvania	March 30, 2021	Electric	246	132	N/A	November 18, 2021	January 1, 2022
	March 31, 2022	Natural Gas	82	55		October 27, 2022	January 1, 2023
BGE - Maryland	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - District of Columbia	May 30, 2019 (amended June 1, 2020)	Electric	136	109	9.275%	June 8, 2021	July 1, 2021
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland	September 1, 2021 (amended December 23, 2021)	Electric	27	13	9.60%	March 2, 2022	March 2, 2022
	May 19, 2022	Electric	38	29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	January 14, 2022 (amended August 15, 2022)	Natural Gas	13	8	9.60%	October 12, 2022	August 14, 2022
ACE - New Jersey	December 9, 2020 (amended February 26, 2021)	Electric	67	41	9.60%	July 14, 2021	January 1, 2022

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	January 17, 2023	Electric	$1,472	10.50% to 10.65%	Fourth quarter of 2023
DPL - Delaware	December 15, 2022	Electric	60	10.50%	Second quarter of 2024

Transmission Formula Rates
The following total increases/(decreases) were included in the Utility Registrants' 2022 annual electric transmission formula rate updates. All rates are effective June 1, 2022 to May 31, 2023, subject to review by interested parties pursuant to review protocols of each Utility Registrants' tariff. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase	Annual Reconciliation (Decrease) Increase	Total Revenue Requirement Increase	Allowed Return on Rate Base	Allowed ROE
ComEd	$24	$(24)	$—	8.11%	11.50%
PECO	23	16	39	7.30%	10.35%
BGE	25	(4)	16	7.30%	10.50%
Pepco	16	15	31	7.60%	10.50%
DPL	9	2	11	7.09%	10.50%
ACE	21	13	34	7.18%	10.50%
Pennsylvania Corporate Income Tax Rate Change
On July 8, 2022, Pennsylvania enacted House Bill 1342, which will permanently reduce the corporate income tax rate from 9.99% to 4.99%. The tax rate will be reduced to 8.99% for the 2023 tax year. Starting with the 2024 tax year, the rate is reduced by 0.50% annually until it reaches 4.99% in 2031. As a result of the rate change, in the third quarter of 2022, Exelon and PECO recorded a one-time decrease to deferred income taxes of $390 million with a corresponding decrease to the deferred income taxes regulatory asset of $428 million for the amounts that are expected to be settled through future customer rates and an increase to income tax expense of $38 million (net of federal taxes), which was excluded from Exelon's Adjusted (non-GAAP) Operating Earnings. The tax rate decrease is not expected to have a material ongoing impact to Exelon’s and PECO’s financial statements. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The bill extends tax benefits for renewable technologies like solar and wind, and it creates new tax benefits for alternative clean energy sources like nuclear and hydrogen and it focuses on energy efficiency, electrification, and equity. However, the bill also implements a new 15.0% corporate minimum tax based on modified GAAP net income. Exelon estimates the IRA could result in an increase in cash taxes for Exelon of approximately $200 million per year starting in 2023. Exelon is continuing to assess the impacts of the IRA on the financial statements and will update estimates based on guidance to be issued by the U.S. Treasury in the future.
Asset Impairment
In the third quarter of 2022, a review of the impacts of COVID-19 on office use resulted in plans to cease the renovation and dispose of an office building at BGE before the asset was placed into service. BGE determined that the carrying value was not recoverable and that its fair value was less than carrying value. As a result, Exelon and BGE recorded a pre-tax impairment charge of $48 million in 2022, which was excluded from Exelon's Adjusted (non-GAAP) Operating Earnings. See Note 11 — Asset Impairments of the Combined Notes to Consolidated Financial Statements for additional information.
ComEd's FERC Audit
The Registrants are subject to periodic audits and investigations by FERC. FERC’s Division of Audits and Accounting initiated a nonpublic audit of ComEd in May 2021 evaluating ComEd’s compliance with (1) approved terms, rates and conditions of its transmission formula rate mechanism; (2) accounting requirements of the Uniform System of Accounts; (3) reporting requirements of the FERC Form 1; and (4) the requirements for record retention. The audit covered the period from January 1, 2017 through August 31, 2022. On January 17, 2023, ComEd was provided with information on a series of potential findings, including concerning ComEd's methodology regarding the allocation of certain overhead costs to capital under FERC regulations. The final outcome and resolution of the findings or of the audit itself cannot be predicted and the results, while not reasonably estimable at this time, could be material to the Exelon and ComEd financial statements. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
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
Legislative and Regulatory Developments
City of Chicago Franchise Agreement
The current ComEd Franchise Agreement with the City of Chicago (the City) has been in force since 1992. The Franchise Agreement grants rights to use the public right of way to install, maintain, and operate the wires, poles, and other infrastructure required to deliver electricity to residents and businesses across the City. The Franchise Agreement became terminable on one year notice as of December 31, 2020. It now continues in effect indefinitely unless and until either party issues a notice of termination, effective one year later, or it is replaced by mutual agreement with a new franchise agreement between ComEd and the City. If either party terminates and no new agreement is reached between the parties, the parties could continue with ComEd providing electric services within the City with no franchise agreement in place. The City also has an option to terminate and purchase the ComEd system (“municipalize”), which also requires one year notice. Neither party has issued a notice of termination at this time, the City has not exercised its municipalization option, and no new agreement has become effective. Accordingly, the 1992 Franchise Agreement remains in effect at this time. In April 2021, the City invited interested parties to respond to a Request for Information (RFI) regarding the franchise for electricity delivery. Final responses to the RFI were due on July 30, 2021, however, on July 29, 2021, the City chose to extend the final submission deadline to September 30, 2021. ComEd submitted its response to the RFI by the due date. However, the City did not proceed to issue an RFP. Since that time, ComEd and the City continued to negotiate and have arrived at a proposed Chicago Franchise Agreement (CFA) and an Energy and Equity Agreement (EEA). These agreements together are intended to grant ComEd the right to continue providing electric utility services using public ways within the City of Chicago, and to create a new non-profit entity to advance energy and energy-related equity projects. On February 1, 2023, the proposed CFA and EEA were introduced to the City Council. The proposed CFA and EEA remain subject to approval by the City Council and the Exelon Board.
While Exelon and ComEd cannot predict the ultimate outcome of these processes, fundamental changes in the agreements or other adverse actions affecting ComEd’s business in the City would require changes in their business planning models and operations and could have a material adverse impact on Exelon’s and ComEd’s consolidated financial statements. If the City were to disconnect from the ComEd system, ComEd would seek full compensation for the business and its associated property taken by the City, as well as for all damages resulting to ComEd and its system. ComEd would also seek appropriate compensation for stranded costs with FERC.
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
In December 2022, Exelon and the Utility Registrants submitted 14 concept papers in response to the Department of Energy's Grid Resilience and Innovation Partnership (GRIP) program. These concept papers are focused on delivering grid resilience and grid benefits to customers and communities across the Exelon footprint. Eleven of the fourteen opportunities received letters of encouragement to submit applications due in the first half of 2023. Exelon cannot predict if their applications will be approved as filed or the timing of receiving any funds if they are awarded a grant.
Exelon and the Utility Registrants are supporting three different Regional Clean Hydrogen Hub opportunities, covering all five states that Exelon operates in plus Washington D.C., that have submitted concept papers to the Department of Energy. All three opportunities have received letters of encouragement from Department of Energy to submit applications due in April 2023. The program will create networks of hydrogen producers, consumers, and local connective infrastructure to accelerate the use of hydrogen as a clean energy carrier that can deliver or store energy. Exelon cannot predict if their applications will be approved as filed or the timing of receiving any funds if they are awarded a grant.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements. Management believes that the accounting policies described below require significant judgment in their application or incorporate estimates and assumptions that are inherently uncertain and that may change in subsequent periods. Additional information on the application of these accounting policies can be found in the Combined Notes to Consolidated Financial Statements.
Goodwill (Exelon, ComEd, and PHI)
As of December 31, 2022, Exelon’s $6.6 billion carrying amount of goodwill consists of $2.6 billion at ComEd and $4 billion at PHI. These entities are required to perform an assessment for possible impairment of their goodwill at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting units below their carrying amount. A reporting unit is an operating segment or one level below an operating segment (known as a component) and is the level at which goodwill is assessed for impairment. ComEd has a single operating segment and reporting unit. PHI’s operating segments and reporting units are Pepco, DPL, and ACE. See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information. Exelon's and ComEd’s goodwill has been assigned entirely to the ComEd reporting unit. Exelon's and PHI’s goodwill has been assigned to the Pepco, DPL, and ACE reporting units in the amounts of $2.1 billion, $1.4 billion, and $0.5 billion, respectively. See Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information.
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
While the 2022 annual assessments indicated no impairments, certain assumptions used in the assessment are highly sensitive to changes. Adverse regulatory actions or changes in significant assumptions could potentially result in future impairments of Exelon’s, ComEd's, or PHI’s goodwill, which could be material.
See Note 1 — Significant Accounting Policies and Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information.
Unamortized Energy Contract Liabilities (Exelon and PHI)
Unamortized energy contract liabilities represent the remaining unamortized balances of non-derivative electricity contracts that Exelon acquired as part of the PHI merger. The initial amount recorded represents the difference between the fair value of the contracts at the time of acquisition and the contract value based on the terms of each contract. Offsetting regulatory assets were also recorded for those energy contract costs that are probable of recovery through customer rates. The unamortized energy contract liabilities and the corresponding regulatory assets, respectively, are amortized over the life of the contract in relation to the expected realization of the underlying cash flows. Amortization of the unamortized energy contract liabilities are recorded through purchased power and fuel expense. See Note 3 — Regulatory Matters and Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information.
Depreciable Lives of Property, Plant, and Equipment (All Registrants)
The Registrants have significant investments in electric and natural gas transmission and distribution assets. These assets are generally depreciated on a straight-line basis, using the group, or composite methods of depreciation. The group approach is typically for groups of similar assets that have approximately the same useful lives and the composite approach is used for heterogeneous assets that have different lives. Under both methods, a reporting entity depreciates the assets over the average life of the assets in the group. The estimation of asset useful lives requires management judgment, supported by formal depreciation studies of historical asset retirement experience. Depreciation studies are conducted periodically and as required by a rate regulator or regulatory action, or changes in retirement patterns indicate an update is necessary.
Depreciation studies generally serve as the basis for amounts allowed in customer rates for recovery of depreciation costs. Generally, the Registrants adjust their depreciation rates for financial reporting purposes concurrent with adjustments to depreciation rates reflected in customer rates, unless the depreciation rates reflected in customer rates do not align with management’s judgment as to an appropriate estimated useful life or have not been updated on a timely basis. Depreciation expense and customer rates for ComEd, BGE, Pepco, DPL, and ACE include an estimate of the future costs of dismantling and removing plant from service upon retirement. See Note 3 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for information regarding regulatory liabilities and assets recorded by ComEd, BGE, Pepco, DPL, and ACE related to removal costs.
PECO’s removal costs are capitalized to accumulated depreciation when incurred and recorded to depreciation expense over the life of the new asset constructed consistent with PECO’s regulatory recovery method. Estimates for such removal costs are also evaluated in the periodic depreciation studies.
Changes in estimated useful lives of electric and natural gas transmission and distribution assets could have a significant impact on the Registrants’ future results of operations. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements for information regarding depreciation and estimated service lives of the property, plant, and equipment of the Registrants.
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
Mortality. The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. Exelon’s mortality assumption utilizes the SOA 2019 base table (Pri-2012) and MP-2021 improvement scale adjusted to use Proxy SSA ultimate improvement rates.
Sensitivity to Changes in Key Assumptions. The following tables illustrate the effects of changing certain of the actuarial assumptions discussed above, while holding all other assumptions constant:

	Actual Assumption
Actuarial Assumption	Pension	OPEB	Change in Assumption	Pension	OPEB	Total
Change in 2022 cost:
Discount rate(a)	3.24%	3.20%	0.5%	$(16)	$(2)	$(18)
	3.24%	3.20%	(0.5)%	31	7	38
EROA	7.00%	6.44%	0.5%	(54)	(7)	(61)
	7.00%	6.44%	(0.5)%	54	7	61
Change in benefit obligation at December 31, 2022:
Discount rate(a)	5.53%	5.51%	0.5%	(508)	(83)	(591)
	5.53%	5.51%	(0.5)%	655	104	759
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
See Note 1 — Significant Accounting Policies and Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information regarding the accounting for the defined benefit pension plans and OPEB plans.

Regulatory Accounting (All Registrants)
For their regulated electric and gas operations, the Registrants reflect the effects of cost-based rate regulation in their financial statements, which is required for entities with regulated operations that meet the following criteria: (1) rates are established or approved by a third-party regulator; (2) rates are designed to recover the entities’ cost of providing services or products; and (3) a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. Regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent (1) revenue or gains that have been deferred because it is probable such amounts will be returned to customers through future regulated rates; or (2) billings in advance of expenditures for approved regulatory programs. If it is concluded in a future period that a separable portion of operations no longer meets the criteria discussed above, the Registrants would be required to eliminate any associated regulatory assets and liabilities and the impact, which could be material, would be recognized in the Consolidated Statements of Operations and Comprehensive Income.
The following table illustrates gains (losses) to be included in net income that could result from the elimination of regulatory assets and liabilities and charges against OCI related to deferred costs associated with Exelon's pension and OPEB plans that are recorded as regulatory assets in Exelon's Consolidated Balance Sheets (before taxes) as of December 31, 2022:

(In millions)	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Gain (loss)	$2,461	$3,697	$(387)	$159	$(978)	$(211)	$142	$(442)
Charge against OCI(a)	(2,590)	—	—	—	—	—	—	—
___________
(a)Exelon's charge against OCI (before taxes) consists of up to $1.9 billion, $347 million, $492 million, $279 million, $113 million, and $59 million related to ComEd's, BGE's, PHI's, Pepco's, DPL's, and ACE's respective portions of the deferred costs associated with Exelon's pension and OPEB plans. Exelon also has a net regulatory liability of $115 million (before taxes) related to PECO’s portion of the deferred costs associated with Exelon’s OPEB plans that would result in an increase in OCI if reversed.
See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding regulatory matters, including the regulatory assets and liabilities of the Registrants.
For each regulatory jurisdiction in which they conduct business, the Registrants assess whether the regulatory assets and liabilities continue to meet the criteria for probable future recovery or refund at each balance sheet date and when regulatory events occur. This assessment includes consideration of recent rate orders, historical regulatory treatment for similar costs in each Registrant's jurisdictions, and factors such as changes in applicable regulatory and political environments. If the assessments and estimates made by the Registrants for regulatory assets and regulatory liabilities are ultimately different than actual regulatory outcomes, the impact in their consolidated financial statements could be material.
Refer to the revenue recognition discussion below for additional information on the annual revenue reconciliations associated with ICC-approved electric distribution and energy efficiency formula rates for ComEd, and FERC transmission formula rate tariffs for the Utility Registrants.
Derivative Financial Instruments (All Registrants)
The Registrants use derivative instruments to manage commodity price risk and interest rate risk related to ongoing business operations. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Determining whether a contract qualifies as a derivative requires that management exercise significant judgment, including assessing market liquidity as well as determining whether a contract has one or more underlying and one or more notional quantities.
All derivatives are recognized on the balance sheet at their fair value, except for certain derivatives that qualify for, and are elected under, NPNS. For derivatives that qualify and are designated as cash flow hedges, changes in fair value each period are initially recorded in AOCI and recognized in earnings when the hedged transaction affects earnings. For derivatives intended to serve as economic hedges, which are not designated for hedge accounting, changes in fair value each period are recognized in earnings on the Consolidated Statement of Operations and Comprehensive Income or are recorded as a regulatory asset or liability when there is an ability to recover or return the associated costs or benefits in accordance with regulatory requirements.
NPNS. Contracts that are designated as NPNS are not required to be recorded at fair value, but rather on an accrual basis of accounting. Determining whether a contract qualifies for NPNS requires judgment on whether the contract will physically deliver and requires that management ensure compliance with all the associated qualification and documentation requirements. For all NPNS derivative instruments, accounts payable is recorded when derivatives settle and expense is recognized in earnings as the underlying physical commodity is consumed. Contracts that qualify for NPNS are those for which physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period, and the contract is not financially settled on a net basis. The contracts that ComEd has entered into with suppliers as part of ComEd’s energy procurement process, PECO’s full requirement contracts under the PAPUC-approved DSP program, most of PECO’s natural gas supply agreements, all of BGE’s full requirement contracts and natural gas supply agreements that are derivatives, and certain Pepco, DPL, and ACE full requirement contracts qualify for and are accounted for under NPNS.
Commodity Contracts. The Registrants make estimates and assumptions concerning future commodity prices, interest rates, and the timing of future transactions and their probable cash flows in deciding whether to enter derivative transactions, and in determining the initial accounting treatment for derivative transactions. The Registrants categorize these derivatives under a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
Derivative contracts can be traded in both exchange-based and non-exchange-based markets. Exchange-based derivatives that are valued using unadjusted quoted prices in active markets are generally categorized in Level 1 in the fair value hierarchy. Certain derivative pricing is verified using indicative price quotations available through brokers or over-the-counter, online exchanges. For derivatives that trade in liquid markets, the model inputs are generally observable. Such instruments are categorized in Level 2. For derivatives that trade in less liquid markets with limited pricing information, the model inputs generally would include both observable and unobservable inputs and are categorized in Level 3.
The Registrants consider nonperformance risk, including credit risk in the valuation of derivative contracts, and both historical and current market data in the assessment of nonperformance risk. The impacts of nonperformance and credit risk to date have generally not been material to the Registrants’ financial statements.
Interest Rate Derivative Instruments. Exelon Corporate utilizes interest rate swaps to manage interest rate risk on existing and planned future debt issuances as well as potential fluctuations in Electric operating revenues at the corporate level in consolidation, which are directly correlated to yields on U.S. Treasury bonds under ComEd's distribution formula rate. The fair value of the swaps is calculated by discounting the future net cash flows to the present value based on the terms and conditions of the agreements and the forward interest rate curves. As these inputs are based on observable data and valuations of similar instruments, the interest rate derivatives are primarily categorized in Level 2 in the fair value hierarchy.
See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK and Note 17 — Fair Value of Financial Assets and Liabilities and Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding the Registrants’ derivative instruments.
Income Taxes (All Registrants)
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
Actual income taxes could vary from estimated amounts due to the future impacts of various items, including future changes in income tax laws, the Registrants’ forecasted financial condition and results of operations, failure to successfully implement tax planning strategies, as well as results of audits and examinations of filed tax returns by taxing authorities. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
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
Environmental Costs. Environmental investigation and remediation liabilities are based upon estimates with respect to the number of sites for which the Registrants will be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties, the timing of the remediation work, regulations, and the requirements of local governmental authorities. Annual studies and/or reviews are conducted at ComEd, PECO, BGE, and DPL to determine future remediation requirements for MGP sites and estimates are adjusted accordingly. In addition, periodic reviews are performed at each of the Registrants to assess the adequacy of other environmental reserves. These matters, if resolved in a manner different from the estimate, could have a significant impact in the Registrants’ consolidated financial statements. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.
Other, Including Personal Injury Claims. The Registrants are self-insured for general liability, automotive liability, workers’ compensation, and personal injury claims to the extent that losses are within policy deductibles or exceed the amount of insurance maintained. The Registrants have reserves for both open claims asserted, and an estimate of claims incurred but not reported (IBNR). The IBNR reserve is estimated based on actuarial assumptions and analysis and is updated annually. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding litigation and possible state and national legislative measures could cause the actual costs to be higher or lower than estimated. Accordingly, these claims, if resolved in a manner different from the estimate, could have a material impact to the Registrants’ consolidated financial statements.
Revenues (All Registrants)
Sources of Revenue and Determination of Accounting Treatment. The Registrants earn revenues from the sale and delivery of power and natural gas in regulated markets. The accounting treatment for revenue recognition is based on the nature of the underlying transaction and applicable authoritative guidance. The Registrants primarily apply the Revenue from Contracts with Customers, and Alternative Revenue Program accounting guidance to recognize revenues as discussed in more detail below.
Revenue from Contracts with Customers. The Registrants recognize revenues in the period in which the performance obligations within contracts with customers are satisfied, which generally occurs when power and natural gas are physically delivered to the customer. Transactions of the Registrants within the scope of Revenue from Contracts with Customers generally include sales to utility customers under regulated service tariffs.

The determination of the Registrants' power and natural gas sales to individual customers is based on systematic readings of customer meters, generally monthly. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and corresponding unbilled revenue is recorded. The measurement of unbilled revenue is affected by the following factors: daily customer usage measured by generation or gas throughput volume, customer usage by class, losses of energy during delivery to customers and applicable customer rates. Increases or decreases in volumes delivered to the Registrant’s customers and favorable or unfavorable rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. In addition, revenues may fluctuate monthly as a result of customers electing to use an alternative supplier, since unbilled commodity revenues are not recorded for these customers. Changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date also impact the measurement of unbilled revenue; however, total operating revenues would remain materially unchanged. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements for additional information.
Alternative Revenue Program Accounting. Certain of the Registrants’ ratemaking mechanisms qualify as ARPs if they (i) are established by a regulatory order and allow for automatic adjustment to future rates, (ii) provide for additional revenues (above those amounts currently reflected in the price of utility service) that are objectively determinable and probable of recovery, and (iii) allow for the collection of those additional revenues within 24 months following the end of the period in which they were recognized. For mechanisms that meet these criteria, which include the Registrants’ formula rate mechanisms and revenue decoupling mechanisms, the Registrants adjust revenue and record an offsetting regulatory asset or liability once the condition or event allowing additional billing or refund has occurred. The ARP revenues presented in the Registrants’ Consolidated Statements of Operations and Comprehensive Income include both: (i) the recognition of “originating” ARP revenues (when the regulator-specified condition or event allowing for additional billing or refund has occurred) and (ii) an equal and offsetting reversal of the “originating” ARP revenues as those amounts are reflected in the price of utility service and recognized as Revenue from Contracts with Customers.
ComEd records ARP revenue for its best estimate of the electric distribution, energy efficiency, distributed generation rebates, and transmission revenue impacts resulting from future changes in rates that ComEd believes are probable of approval by the ICC and FERC in accordance with its formula rate mechanisms. BGE, Pepco, DPL, and ACE record ARP revenue for their best estimate of the electric and natural gas distribution revenue impacts resulting from future changes in rates that they believe are probable of approval by the MDPSC, DCPSC, and/or NJBPU in accordance with their revenue decoupling mechanisms. PECO, BGE, Pepco, DPL, and ACE record ARP revenue for their best estimate of the transmission revenue impacts resulting from future changes in rates that they believe are probable of approval by FERC in accordance with their formula rate mechanisms. Estimates of the current year revenue requirement are based on actual and/or forecasted costs and investments in rate base for the period and the rates of return on common equity and associated regulatory capital structure allowed under the applicable tariff. The estimated reconciliation can be affected by, among other things, variances in costs incurred, investments made, allowed ROE, and actions by regulators or courts.
See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Allowance for Credit Losses on Customer Accounts Receivable (All Registrants)
The Registrants estimate the allowance for credit losses on customer receivables by applying loss rates developed specifically for each company based on historical loss experience, current conditions, and forward-looking risk factors to the outstanding receivable balance by customer risk segment. Risk segments represent a group of customers with similar forward-looking credit quality indicators and risk factors that are comprised based on various attributes, including delinquency of their balances and payment history and represent expected, future customer behavior. Loss rates applied to the accounts receivable balances are based on a historical average of charge-offs as a percentage of accounts receivable in each risk segment. The Registrants' customer accounts are generally considered delinquent if the amount billed is not received by the time the next bill is issued, which normally occurs on a monthly basis. The Registrants' customer accounts are written off consistent with approved regulatory requirements. The Registrants' allowances for credit losses will continue to be affected by changes in volume, prices, and economic conditions as well as changes in ICC, PAPUC, MDPSC, DCPSC, DEPSC, and NJBPU regulations.

ComEd
Results of Operations by Registrant
Results of Operations—ComEd

	2022	2021	(Unfavorable) Favorable Variance
Operating revenues	$5,761	$6,406	$(645)
Operating expenses
Purchased power	1,109	2,271	1,162
Operating and maintenance	1,412	1,355	(57)
Depreciation and amortization	1,323	1,205	(118)
Taxes other than income taxes	374	320	(54)
Total operating expenses	4,218	5,151	933
Gain on sales of assets	(2)	—	(2)
Operating income	1,541	1,255	286
Other income and (deductions)
Interest expense, net	(414)	(389)	(25)
Other, net	54	48	6
Total other income and (deductions)	(360)	(341)	(19)
Income before income taxes	1,181	914	267
Income taxes	264	172	(92)
Net income	$917	$742	$175
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021. Net income increased by $175 million primarily due to increases in electric distribution and energy efficiency formula rate earnings (reflecting higher allowed ROE due to an increase in U.S. Treasury rates and the impacts of higher rate base).
The changes in Operating revenues consisted of the following:

2022 vs. 2021
Increase (Decrease)
Distribution	$310
Transmission	65
Energy efficiency	65
Other	12
452
Regulatory required programs	(1,097)
Total decrease	$(645)

Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms implemented pursuant to FEJA.
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased during the year ended December 31, 2022, compared to the same period in 2021, due to higher allowed ROE due to an increase in U.S. Treasury rates, the impact of a higher rate base, and higher fully recoverable costs.

ComEd
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenues increased during the year ended December 31, 2022, compared to the same period in 2021, primarily due to the impact of a higher rate base and higher fully recoverable costs.
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased during the year ended December 31, 2022, compared to the same period in 2021, primarily due to higher allowed ROE due to an increase in U.S. Treasury rates, the impact of a higher rate base, and increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenue increased for the year ended December 31, 2022, compared to the same period in 2021, which primarily reflects mutual assistance revenues associated with storm restoration efforts.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The decrease of $1,162 million for the year ended December 31, 2022, compared to the same period in 2021, in Purchased power expense is primarily due to the CMCs from the participating nuclear-powered generating facilities. This favorability is offset by a decrease in Operating revenues as part of regulatory required programs. See Note 3 - Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding CMCs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

2022 vs. 2021
Increase (Decrease)
Labor, other benefits, contracting, and materials	$57
Storm-related costs	13
BSC Costs	13
Pension and non-pension postretirement benefits expense	(30)
Other	5
58
Regulatory required programs(a)	(1)
Total increase	$57
__________
(a)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.
The changes in Depreciation and amortization expense consisted of the following:

2022 vs. 2021
Increase
Depreciation and amortization(a)	$63
Regulatory asset amortization(b)	55
Total increase	$118
__________
(a)Reflects ongoing capital expenditures.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset.

Taxes other than income taxes increased by $54 million for the year December 31, 2022, compared to the same period in 2021, primarily due to taxes related to ETAC, which is recovered through Operating revenues.
Interest expense, net increased $25 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to the issuance of debt in 2021 and 2022.
Effective income tax rates were 22.4% and 18.8% for the years ended December 31, 2022 and 2021, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations—PECO

	2022	2021	Favorable (Unfavorable) Variance
Operating revenues	$3,903	$3,198	$705
Operating expenses
Purchased power and fuel	1,535	1,081	(454)
Operating and maintenance	992	934	(58)
Depreciation and amortization	373	348	(25)
Taxes other than income taxes	202	184	(18)
Total operating expenses	3,102	2,547	(555)
Operating income	801	651	150
Other income and (deductions)
Interest expense, net	(177)	(161)	(16)
Other, net	31	26	5
Total other income and (deductions)	(146)	(135)	(11)
Income before income taxes	655	516	139
Income taxes	79	12	(67)
Net income	$576	$504	$72
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021. Net income increased by $72 million, primarily due to increases in electric and gas distribution rates and a decrease in storm costs, partially offset by the one-time non-cash impacts associated with the Pennsylvania corporate income tax legislation passed in July 2022, and increases in depreciation expense, credit loss expense, and interest expense.
The changes in Operating revenues consisted of the following:

	2022 vs. 2021
	Increase (Decrease)
	Electric	Gas	Total
Weather	$32	$10	$42
Volume	(21)	8	(13)
Pricing	138	25	163
Transmission	15	—	15
Other	15	6	21
	179	49	228
Regulatory required programs	327	150	477
Total increase	$506	$199	$705
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. For the year ended December 31, 2022 compared to the same period in 2021, Operating revenues related to weather increased due to the impact of favorable weather conditions in PECO's service territory.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the years ended December 31, 2022 compared to the same period in 2021 and normal weather consisted of the following:

PECO

	For the Years Ended December 31,			% Change
PECO Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	4,135	3,946	4,408	4.8%	(6.2)%
Cooling Degree-Days	1,743	1,586	1,443	9.9%	20.8%
Volume. Electric volume, exclusive of the effects of weather, for the year ended December 31, 2022 compared to the same period in 2021, decreased due to unfavorable load change. Natural gas volume for the year ended December 31, 2022 compared to the same period in 2021, increased due to favorable load change.

Electric Retail Deliveries to Customers (in GWhs)	2022	2021	% Change	Weather - Normal % Change(b)
Residential	14,379	14,262	0.8%	(1.8)%
Small commercial & industrial	7,701	7,597	1.4%	0.4%
Large commercial & industrial	14,046	14,003	0.3%	—%
Public authorities & electric railroads	638	559	14.1%	14.1%
Total electric retail deliveries(a)	36,764	36,421	0.9%	(0.4)%
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

	As of December 31,
Number of Electric Customers	2022	2021
Residential	1,525,635	1,517,806
Small commercial & industrial	155,576	155,308
Large commercial & industrial	3,121	3,107
Public authorities & electric railroads	10,393	10,306
Total	1,694,725	1,686,527

Natural Gas Deliveries to customers (in mmcf)	2022	2021	% Change	Weather - Normal % Change(b)
Residential	42,135	39,580	6.5%	3.0%
Small commercial & industrial	23,449	21,361	9.8%	6.0%
Large commercial & industrial	31	34	(8.8)%	12.3%
Transportation	25,011	25,081	(0.3)%	(1.8)%
Total natural gas deliveries(a)	90,626	86,056	5.3%	2.4%
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing electricity from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

	As of December 31,
Number of Gas Customers	2022	2021
Residential	502,944	497,873
Small commercial & industrial	44,957	44,815
Large commercial & industrial	9	6
Transportation	655	670
Total	548,565	543,364
Pricing for the year ended December 31, 2022 compared to the same period in 2021 increased primarily due to increases in electric and gas distribution rates charged to customers.

PECO
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.
Other Revenue primarily includes revenue related to late payment charges. Other revenues for the year ended December 31, 2022 compared to the same period in 2021, increased primarily due to revenue related to late payment charges.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $454 million for the year ended December 31, 2022, compared to the same period in 2021, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

2022 vs. 2021
(Decrease) Increase
Storm-related costs	$(34)
Pension and non-pension postretirement benefits expense	(9)
Credit loss expense	6
Labor, other benefits, contracting, and materials	20
BSC costs	29
Other(a)	30
42
Regulatory Required Programs	16
Total increase	$58
__________
(a) Primarily reflects an increase in charitable contributions.
The changes in Depreciation and amortization expense consisted of the following:

2022 vs. 2021
Increase
Depreciation and amortization(a)	$24
Regulatory asset amortization	1
Total increase	$25
__________
(a)Depreciation and amortization expense increased primarily due to ongoing capital expenditures.

PECO
Taxes other than income taxes increased by $18 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to higher Pennsylvania gross receipts tax, which is offset in Operating revenues, and offset by lower Pennsylvania use tax.
Interest expense, net increased $16 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to the issuance of debt in 2021 and 2022 and increases in interest rates.
Effective income tax rates were 12.1% and 2.3% for the years ended December 31, 2022 and 2021, respectively. The change in effective tax rate is primarily related to the one-time non-cash impacts associated with the Pennsylvania corporate income tax legislation passed in July 2022. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE
Results of Operations—BGE

	2022	2021	Favorable (Unfavorable) Variance
Operating revenues	$3,895	$3,341	$554
Operating expenses
Purchased power and fuel	1,567	1,175	(392)
Operating and maintenance	877	811	(66)
Depreciation and amortization	630	591	(39)
Taxes other than income taxes	302	283	(19)
Total operating expenses	3,376	2,860	(516)
Operating income	519	481	38
Other income and (deductions)
Interest expense, net	(152)	(138)	(14)
Other, net	21	30	(9)
Total other income and (deductions)	(131)	(108)	(23)
Income before income taxes	388	373	15
Income taxes	8	(35)	(43)
Net income	$380	$408	$(28)
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021. Net income decreased $28 million primarily due to an asset impairment in 2022 and an increase in depreciation expense, credit loss expense, and interest expense, partially offset by favorable impacts of the multi-year plans and a decrease in storm costs. See Note 11 — Asset Impairments for additional information on the asset impairment.
The changes in Operating revenues consisted of the following:

	2022 vs. 2021
	Increase
	Electric	Gas	Total
Distribution	$70	$27	$97
Transmission	14	—	14
Other	10	10	20
	94	37	131
Regulatory required programs	272	151	423
Total increase	$366	$188	$554

BGE
Revenue Decoupling. The demand for electricity and natural gas is affected by weather and customer usage. However, Operating revenues are not impacted by abnormal weather or usage per customer as a result of a monthly rate adjustment that provides for fixed distribution revenue per customer by customer class. While Operating revenues are not impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on revenue decoupling for BGE.

	As of December 31,
Number of Electric Customers	2022	2021
Residential	1,204,429	1,195,929
Small commercial & industrial	115,524	115,049
Large commercial & industrial	12,839	12,637
Public authorities & electric railroads	266	268
Total	1,333,058	1,323,883

	As of December 31,
Number of Gas Customers	2022	2021
Residential	655,373	651,589
Small commercial & industrial	38,207	38,300
Large commercial & industrial	6,233	6,179
Total	699,813	696,068
Distribution Revenue increased for the year ended December 31, 2022 compared to the same period in 2021, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other revenue increased for the year ended December 31, 2022 compared to the same period in 2021, primarily due to an increase in late fees charged to customers.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $392 million for the year ended December 31, 2022 compared to the same period in 2021 in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE
The changes in Operating and maintenance expense consisted of the following:

2022 vs. 2021
Increase (Decrease)
Asset impairment(a)	$48
BSC costs	14
Credit loss expense	7
Labor, other benefits, contracting, and materials	4
Storm-related costs	(11)
Pension and non-pension postretirement benefits expense	(12)
Other	12
62
Regulatory required programs	4
Total increase	$66
__________
(a)See Note 11 — Asset Impairments for additional information on the asset impairment.
The changes in Depreciation and amortization expense consisted of the following:

2022 vs. 2021
Increase
Depreciation and amortization(a)	$35
Regulatory required programs	3
Regulatory asset amortization	1
Total increase	$39
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased by $19 million for the year ended December 31, 2022 compared to the same period in 2021, primarily due to increased property taxes.
Interest expense, net increased $14 million for the year ended December 31, 2022 compared to the same period in 2021, due to the issuance of debt in 2021 and 2022 and increases in interest rates.
Effective income tax rates were 2.1% and (9.4)% for the years ended December 31, 2022 and 2021, respectively. The change is primarily due to decreases in the multi-year plans' accelerated income tax benefits in 2022 compared to 2021. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on both the three-year electric and natural gas distribution multi-year plans and Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations—PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI's corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the year ended December 31, 2022 compared to the same period in 2021. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	2022	2021	Favorable (Unfavorable) Variance
PHI	$608	$561	$47
Pepco	305	296	9
DPL	169	128	41
ACE	148	146	2
Other(a)	(14)	(9)	(5)
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021. Net income increased by $47 million primarily due to favorable impacts as a result of Pepco's Maryland and District of Columbia multi-year plans, higher distribution rates at DPL and ACE, and the absence of the recognition of a valuation allowance against a deferred tax asset due to a change in Delaware tax law in 2021 at DPL, partially offset by an increase in depreciation expense, interest expense, credit loss expense and storm costs at Pepco and DPL.

Pepco
Results of Operations—Pepco

	2022	2021	Favorable (Unfavorable) Variance
Operating revenues	$2,531	$2,274	$257
Operating expenses
Purchased power	834	624	(210)
Operating and maintenance	507	471	(36)
Depreciation and amortization	417	403	(14)
Taxes other than income taxes	382	373	(9)
Total operating expenses	2,140	1,871	(269)
Operating income	391	403	(12)
Other income and (deductions)
Interest expense, net	(150)	(140)	(10)
Other, net	55	48	7
Total other income and (deductions)	(95)	(92)	(3)
Income before income taxes	296	311	(15)
Income taxes	(9)	15	24
Net income	$305	$296	$9
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021. Net income increased by $9 million primarily due to favorable impacts of the Maryland and District of Columbia multi-year plans, partially offset by an increase in credit loss expense, depreciation expense, interest expense and storm costs.
The changes in Operating revenues consisted of the following:

2022 vs. 2021
Increase (Decrease)
Distribution	$44
Transmission	1
Other	(3)
42
Regulatory required programs	215
Total increase	$257
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. However, Operating revenues from electric distribution in both Maryland and the District of Columbia are not impacted by abnormal weather or usage per customer as a result of a BSA that provides for a fixed distribution charge per customer by customer class. While Operating revenues are not impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on revenue decoupling for Pepco Maryland and District of Columbia.

	As of December 31,
Number of Electric Customers	2022	2021
Residential	856,037	841,831
Small commercial & industrial	54,339	54,216
Large commercial & industrial	22,841	22,568
Public authorities & electric railroads	197	181
Total	933,414	918,796

Pepco
Distribution Revenue increased for the year ended December 31, 2022 compared to the same period in 2021, primarily due to favorable impacts of the Maryland and District of Columbia multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue remained relatively consistent for the year ended December 31, 2022 compared to the same period in 2021.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $210 million for the year ended December 31, 2022 compared to the same period in 2021, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

Pepco
The changes in Operating and maintenance expense consisted of the following:

2022 vs. 2021
Increase (Decrease)
Credit loss expense	$17
BSC and PHISCO costs	13
Storm-related costs	8
Labor, other benefits, contracting, and materials	(2)
Other	(6)
30
Regulatory required programs	6
Total increase	$36
The changes in Depreciation and amortization expense consisted of the following:

2022 vs. 2021
Increase (Decrease)
Depreciation and amortization(a)	$14
Regulatory asset amortization	(3)
Regulatory required programs	3
Total increase	$14
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased $9 million for the year ended December 31, 2022 compared to the same period in 2021, primarily due to an increase in property taxes and gross receipts taxes.
Interest expense, net increased $10 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to the issuance of debt in 2021 and 2022 and increases in interest rates.
Other, net increased $7 million for the year ended December 31, 2022 compared to the same period in 2021, primarily due to higher AFUDC equity.
Effective income tax rates were (3.0)% and 4.8% for the years ended December 31, 2022 and 2021, respectively. The change is primarily due to the acceleration of certain income tax benefits as a result of the Maryland and District of Columbia multi-year plans. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric distribution multi-year plans and Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL
Results of Operations—DPL

	2022	2021	Favorable (Unfavorable) Variance
Operating revenues	$1,595	$1,380	$215
Operating expenses
Purchased power and fuel	706	539	(167)
Operating and maintenance	349	345	(4)
Depreciation and amortization	232	210	(22)
Taxes other than income taxes	72	67	(5)
Total operating expenses	1,359	1,161	(198)
Operating income	236	219	17
Other income and (deductions)
Interest expense, net	(66)	(61)	(5)
Other, net	13	12	1
Total other income and (deductions)	(53)	(49)	(4)
Income before income taxes	183	170	13
Income taxes	14	42	28
Net income	$169	$128	$41
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021. Net income increased by $41 million primarily due to higher distribution rates and the absence of the recognition of a valuation allowance against a deferred tax asset due to a change in Delaware tax law in 2021, partially offset by an increase in depreciation expense, interest expense, storm costs, and credit loss expense.
The changes in Operating revenues consisted of the following:

	2022 vs. 2021
	Increase (Decrease)
	Electric	Gas	Total
Weather	$—	$3	$3
Volume	2	2	4
Distribution	23	9	32
Transmission	6	—	6
Other	(2)	—	(2)
	29	14	43
Regulatory required programs	116	56	172
Total increase	$145	$70	$215
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. However, Operating revenues from electric distribution in Maryland are not impacted by abnormal weather or usage per customer as a result of a BSA that provides for a fixed distribution charge per customer by customer class. While Operating revenues from electric distribution customers in Maryland are not impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on revenue decoupling for DPL Maryland.
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the year ended December 31, 2022 compared to the same period in 2021, Operating revenues related to weather increased due to favorable weather conditions in DPL's Delaware natural gas service territory.

DPL
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL’s Delaware service territory for the year ended December 31, 2022 compared to same period in 2021 and normal weather consisted of the following:

	For the Years Ended December 31,			% Change
Delaware Electric Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	4,428	4,239	4,593	4.5%	(3.6)%
Cooling Degree-Days	1,382	1,380	1,272	0.1%	8.6%

	For the Years Ended December 31,			% Change
Delaware Natural Gas Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	4,428	4,239	4,676	4.5%	(5.3)%
Volume, exclusive of the effects of weather, increased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to customer growth and usage.

Electric Retail Deliveries to Delaware Customers (in GWhs)	2022	2021	% Change	Weather - Normal % Change (b)
Residential	3,242	3,214	0.9%	(0.1)%
Small commercial & industrial	1,443	1,452	(0.6)%	(1.0)%
Large commercial & industrial	3,162	3,149	0.4%	0.4%
Public authorities & electric railroads	33	34	(2.9)%	(4.4)%
Total electric retail deliveries(a)	7,880	7,849	0.4%	(0.1)%

	As of December 31,
Number of Total Electric Customers (Maryland and Delaware)	2022	2021
Residential	481,688	476,260
Small commercial & industrial	63,738	63,195
Large commercial & industrial	1,235	1,218
Public authorities & electric railroads	597	604
Total	547,258	541,277
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	2022	2021	% Change	Weather - Normal % Change(b)
Residential	8,709	7,914	10.0%	4.2%
Small commercial & industrial	4,176	3,747	11.4%	7.0%
Large commercial & industrial	1,697	1,679	1.1%	1.1%
Transportation	6,696	6,778	(1.2)%	(2.3)%
Total natural gas deliveries(a)	21,278	20,118	5.8%	2.4%

DPL

	As of December 31,
Number of Delaware Natural Gas Customers	2022	2021
Residential	129,502	128,121
Small commercial & industrial	10,144	10,027
Large commercial & industrial	17	20
Transportation	156	158
Total	139,819	138,326
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to higher electric distribution rates in Maryland that became effective in March 2022, higher DSIC rates in Delaware that became effective in January and July 2022, and higher natural gas distribution rates in Delaware that became effective in August 2022.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to increases in underlying costs.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $167 million for the year ended December 31, 2022 compared to the same period in 2021, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

DPL
The changes in Operating and maintenance expense consisted of the following:

2022 vs. 2021
Increase (Decrease)
Credit loss expense	$5
Storm-related costs	5
BSC and PHISCO costs	5
Labor, other benefits, contracting, and materials	(13)
Other	(3)
(1)
Regulatory required programs	5
Total increase	$4
The changes in Depreciation and amortization expense consisted of the following:

2022 vs. 2021
Increase (Decrease)
Depreciation and amortization(a)	$23
Regulatory asset amortization	(3)
Regulatory required programs	2
Total increase	$22
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Taxes other than income taxes increased by $5 million for the year ended December 31, 2022 compared to the same period in 2021, primarily due to an increase in property taxes and gross receipts taxes.
Interest expense, net increased $5 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to the issuance of debt in 2021 and 2022.
Effective income tax rates were 7.7% and 24.7% for the years ended December 31, 2022 and 2021, respectively. The decrease for the year ended December 31, 2022 is primarily related to the absence of the recognition of a valuation allowance against a deferred tax asset due to a change in Delaware tax law in 2021. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

ACE
Results of Operations—ACE

	2022	2021	Favorable (Unfavorable) Variance
Operating revenues	$1,431	$1,388	$43
Operating expenses
Purchased power	624	694	70
Operating and maintenance	331	320	(11)
Depreciation and amortization	261	179	(82)
Taxes other than income taxes	9	8	(1)
Total operating expenses	1,225	1,201	(24)
Operating income	206	187	19
Other income and (deductions)
Interest expense, net	(66)	(58)	(8)
Other, net	11	4	7
Total other income and (deductions)	(55)	(54)	(1)
Income before income taxes	151	133	18
Income taxes	3	(13)	(16)
Net income	$148	$146	$2
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021. Net income increased $2 million primarily due to increases in distribution rates, partially offset by an increase in depreciation expense, the absence of favorable weather and volume as a result of the CIP, and an increase in interest expense.
The changes in Operating revenues consisted of the following:

2022 vs. 2021
(Decrease) Increase
Weather	$(3)
Volume	(11)
Distribution	48
Transmission	9
Other	(1)
42
Regulatory required programs	1
Total increase	$43
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. However, Operating revenues from electric distribution in New Jersey are not impacted by abnormal weather or usage per customer as a result of the CIP which became effective, prospectively, in the third quarter of 2021. The CIP compares current distribution revenues by customer class to approved target revenues established in ACE’s most recent distribution base rate case. The CIP is calculated annually, and recovery is subject to certain conditions, including an earnings test and ceilings on customer rate increases. While Operating revenues are not impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers. See Note 3 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information on the ACE CIP.
Weather. Prior to the third quarter of 2021, the demand for electricity was affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. During the year ended December 31, 2022 compared to the same period in 2021, Operating revenues related to weather decreased due to the absence of favorable impacts in the first and second quarter of 2022 as a result of the CIP.

ACE
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. The changes in heating and cooling degree days in ACE’s service territory for the year ended December 31, 2022 compared to same period in 2021 and normal weather consisted of the following:

	For the Years Ended December 31,		Normal	% Change
Heating and Cooling Degree-Days	2022	2021		2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	4,629	4,256	4,589	8.8%	0.9%
Cooling Degree-Days	1,243	1,284	1,210	(3.2)%	2.7%
Volume, exclusive of the effects of weather, decreased for the year ended December 31, 2022 compared to the same period in 2021, primarily due to the absence of favorable impacts in the first and second quarter of 2022 as a result of the CIP.

Electric Retail Deliveries to Customers (in GWhs)	2022	2021	% Change	Weather - Normal % Change(b)
Residential	4,131	4,220	(2.1)%	(2.4)%
Small commercial & industrial	1,499	1,409	6.4%	6.2%
Large commercial & industrial	3,103	3,146	(1.4)%	(1.5)%
Public authorities & electric railroads	47	46	2.2%	1.8%
Total electric retail deliveries(a)	8,780	8,821	(0.5)%	(0.7)%

	As of December 31,
Number of Electric Customers	2022	2021
Residential	502,247	499,628
Small commercial & industrial	62,246	61,900
Large commercial & industrial	3,051	3,156
Public authorities & electric railroads	734	717
Total	568,278	565,401
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from ACE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.
Distribution Revenue increased for the year ended December 31, 2022 compared to the same period in 2021 due to higher distribution rates that became effective in January 2022.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to increases in capital investment and underlying costs.
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

ACE
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
See Note 5 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The decrease of $70 million for the year ended December 31, 2022 compared to same period in 2021, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

2022 vs. 2021
(Decrease) Increase
Labor, other benefits, contracting and materials	$(5)
Storm-related costs	1
BSC and PHISCO costs	1
Other	9
6
Regulatory required programs(a)	5
Total increase	$11
__________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

2022 vs. 2021
Increase
Depreciation and amortization(a)	$18
Regulatory asset amortization	2
Regulatory required programs(b)	62
Total increase	$82
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Regulatory required programs increased primarily due to the regulatory asset amortization of the PPA termination obligation which is fully offset in Operating revenues.
Interest expense, net increased $8 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to the issuance of debt in 2021 and 2022.
Other, net increased $7 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to higher AFUDC equity.
Effective income tax rates were 2.0% and (9.8)% for the years ended December 31, 2022 and 2021, respectively. The change is primarily related to the absence of impacts of the July 14, 2021 settlement, which allowed ACE to retain certain tax benefits in 2021. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding the July 14, 2021 settlement agreement and Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

Liquidity and Capital Resources
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations, as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each of the Registrants annually evaluates its financing plan, dividend practices, and credit line sizing, focusing on maintaining its investment grade ratings while meeting its cash needs to fund capital requirements, including construction expenditures, retire debt, pay dividends, and fund pension and OPEB obligations. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, the Utility Registrants operate in rate-regulated environments in which the amount of new investment recovery may be delayed or limited and where such recovery takes place over an extended period of time. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, the Registrants have access to credit facilities with aggregate bank commitments of $4.0 billion, as of December 31, 2022. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings, and to issue letters of credit. See the “Credit Matters and Cash Requirements” section below for additional information. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs, and capital expenditure requirements. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt and credit agreements.
Cash flows related to Generation have not been presented as discontinued operations and are included in the Consolidated Statements of Cash Flows for all periods presented. The Exelon Consolidated Statement of Cash Flows for the year ended December 31, 2022 includes one month of cash flows from Generation. The Exelon Consolidated Statement of Cash Flows for the year ended December 31, 2021 includes twelve months of cash flows from Generation. This is the primary reason for the changes in cash flows as shown in the tables unless otherwise noted below.
Cash Flows from Operating Activities
The Utility Registrants' cash flows from operating activities primarily result from the transmission and distribution of electricity and, in the case of PECO, BGE, and DPL, gas distribution services. The Utility Registrants' distribution services are provided to an established and diverse base of retail customers. The Utility Registrants' future cash flows may be affected by the economy, weather conditions, future legislative initiatives, future regulatory proceedings with respect to their rates or operations, and their ability to achieve operating cost reductions. Additionally, ComEd is required to purchase CMCs from participating nuclear-powered generating facilities for a five-year period, and all of its costs of doing so will be recovered through a new rider. The price to be paid for each CMC is established through a competitive bidding process. ComEd will provide net payments to, or collect net payments from, customers for the difference between customer credits issued and the credit to be received from the participating nuclear-powered generating facilities. ComEd’s cash flows are affected by the establishment of CMC prices and the timing of recovering costs through the CMC regulatory asset.
See Note 3 — Regulatory Matters and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the years ended December 31, 2022 and 2021 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income	$342	$175	$72	$(28)	$47	$9	$41	$2
Adjustments to reconcile net income to cash:
Non-cash operating activities	(2,382)	(176)	124	173	259	93	25	141
Option premiums paid, net	299	—	—	—	—	—	—	—
Collateral received (posted), net	1,322	51	—	16	99	22	35	42
Income taxes	(331)	—	(25)	(37)	(18)	(30)	(13)	11
Pension and non-pension postretirement benefit contributions	49	12	—	13	(30)	—	—	(4)
Regulatory assets and liabilities, net	(692)	(645)	(24)	(8)	(37)	12	9	(43)
Changes in working capital and other noncurrent assets and liabilities	3,251	185	(79)	(98)	(227)	(97)	(64)	(60)
Increase (decrease) in cash flows from operating activities	$1,858	$(398)	$68	$31	$93	$9	$33	$89
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. See above for additional information related to cash flows from Generation. Significant operating cash flow impacts for the Registrants and Generation for 2022 and 2021 were as follows:
•See Note 22 —Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether Generation was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Utility Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties increased due to rising energy prices. See Note 15 — Derivative Financial Instruments for additional information.
•See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differs from the recovery period of those costs. Included within the changes is energy efficiency spend for ComEd of $394 million and $343 million for the years ended December 31, 2022 and 2021, respectively. Also included within the changes is energy efficiency and demand response programs spend for BGE, Pepco, DPL, and ACE of $113 million, $71 million, $28 million, and $11 million for the year ended December 31, 2022, respectively, and $107 million, $72 million, $29 million, and $4 million for the year ended December 31, 2021, respectively. PECO had no energy efficiency and demand response programs spend recorded to a regulatory asset for the years ended December 31, 2022 and 2021. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
•Changes in working capital and other noncurrent assets and liabilities for the Utility Registrants and Exelon Corporate total $(304) million and for Generation total $3,555 million. The change for Generation primarily relates to the revolving accounts receivable financing arrangement. See the Collection of DPP discussion below for additional information. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities owe money to ComEd as a result of the established pricing for CMCs. In 2022, the established pricing resulted in a receivable from nuclear-powered generating facilities, which is reported within the cash flows from operations as a change in accounts receivable. In future periods the established pricing could result in ComEd owing payments to nuclear-powered generating facilities, which would be reported within cash flows from operations as a change in accounts payable and accrued expenses.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the years ended December 31, 2022 and 2021 by Registrant:

Increase (decrease) in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$834	$(119)	$(109)	$(36)	$11	$(31)	$(1)	$47
Investment in NDT fund sales, net	113	—	—	—	—	—	—	—
Collection of DPP	(3,733)	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(861)	—	—	—	—	—	—	—
Other investing activities	(26)	2	(1)	(7)	4	4	(1)	—
(Decrease) increase in cash flows from investing activities	$(3,673)	$(117)	$(110)	$(43)	$15	$(27)	$(2)	$47
Significant investing cash flow impacts for the Registrants for 2022 and 2021 were as follows:
•Variances in capital expenditures are primarily due to the timing of cash expenditures for capital projects. See the "Credit Matters and Cash Requirements" section below for additional information on projected capital expenditure spending for the Utility Registrants. See Note 2 — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for capital expenditures related to Generation prior to the separation.
•Collection of DPP relates to Generation's revolving accounts receivable financing agreement which Generation entered into in April 2020. Generation received $400 million of additional funding related to the DPP in February and March of 2021.
•Proceeds from sales of assets and businesses decreased primarily due to the sale of a significant portion of Generation's solar business and a biomass facility in 2021.
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the years ended December 31, 2022 and 2021 by Registrant:

(Decrease) increase in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$(513)	$900	$239	$148	$(154)	$(16)	$(37)	$(101)
Long-term debt, net	2,395	(50)	(25)	(50)	50	40	—	10
Changes in intercompany money pool	—	—	40	—	51	—	—	—
Issuance of common stock	563	—	—	—	—	—	—	—
Dividends paid on common stock	163	(71)	(60)	(8)	—	(195)	4	143
Acquisition of noncontrolling interest	885	—	—	—	—	—	—	—
Distributions to member	—	—	—	—	(47)	—	—	—
Contributions from parent/member	—	(121)	(140)	29	104	221	27	(144)
Transfer of cash, restricted cash, and cash equivalents to Constellation	(2,594)	—	—	—	—	—	—	—
Other financing activities	(66)	5	(6)	(5)	(5)	(4)	—	—
Increase (decrease) in cash flows from financing activities	$833	$663	$48	$114	$(1)	$46	$(6)	$(92)

Significant financing cash flow impacts for the Registrants for 2022 and 2021 were as follows:
•Changes in short-term borrowings, net, are driven by repayments on and issuances of notes due in less than 365 days. Refer to Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on short-term borrowings for the Registrants. These changes also included repayments of $552 million in commercial paper and term loans by Generation prior to the separation.
•Long-term debt, net, varies due to debt issuances and redemptions each year. Refer to the debt issuances and redemptions tables below for additional information for the Registrants.
•Changes in intercompany money pool are driven by short-term borrowing needs. Refer below for more information regarding the intercompany money pool.
•Issuance of common stock relates to the August 2022 underwritten public offering of Exelon common stock. See Note 19 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
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
•Refer to Note 2 — Discontinued Operations for the transfer of cash, restricted cash, and cash equivalents to Constellation related to the separation.
•Other financing activities primarily consists of debt issuance costs. See debt issuances table below for additional information on the Registrants’ debt issuances.

Debt Issuances and Redemptions
See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ long-term debt. Debt activity for 2022 and 2021 by Registrant was as follows:
During 2022, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	SMBC Term Loan Agreement	SOFR plus 0.65%	July 21, 2023(a)	$300	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	U.S. Bank Term Loan Agreement	SOFR plus 0.65%	July 21, 2023(a)	300	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	PNC Term Loan Agreement	SOFR plus 0.65%	July 24, 2023(a)	250	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	Notes(b)	2.75%	March 15, 2027	650	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes(b)	3.35%	March 15, 2032	650	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes(b)	4.10%	March 15, 2052	700	Repay existing indebtedness and for general corporate purposes.
Exelon	Long-Term Software License Agreements	2.30%	December 1, 2025	17	Procurement of software licenses
Exelon	Long-Term Software License Agreements	3.70%	August 9, 2025	8	Procurement of software licenses
Exelon	SMBC Term Loan Agreement	SOFR plus 0.85%	April 7, 2024	500	Repay existing indebtedness and for general corporate purposes.
ComEd(c)	First Mortgage Bonds, Series 132	3.15%	March 15, 2032	300	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
ComEd	First Mortgage Bonds, Series 133	3.85%	March 15, 2052	450	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
PECO	First and Refunding Mortgage Bonds	4.60%	May 15, 2052	350	Refinance existing indebtedness and for general corporate purposes.
PECO	First and Refunding Mortgage Bonds	4.375%	August 15, 2052	425	Refinance outstanding commercial paper and for general corporate purposes.
BGE	Notes	4.55%	June 1, 2052	500	Repay outstanding commercial paper obligations, repay existing indebtedness, and for general corporate purposes.
Pepco	First Mortgage Bonds	3.97%	March 24, 2052	400	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	3.35%	September 15, 2032	225	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	3.06%	February 15, 2052	125	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	2.27%	February 15, 2032	25	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	3.06%	February 15, 2052	150	Repay existing indebtedness and for general corporate purposes.
__________
(a)During the third quarter of 2022, the SMBC Term Loan, U.S. Bank Term Loan, and PNC Term Loan were all reclassified to Long-term debt due within one year on the Exelon Consolidated Balance Sheet, given that the Term Loans have maturity dates of July 21, 2023 , and July 24, 2023, respectively.
(b)In connection with the issuance and sale of the Notes, Exelon entered into a Registration Rights Agreement with the representatives of the initial purchasers of the Notes and other parties. Pursuant to the Registration Rights Agreement,

Exelon filed a registration statement on August 3, 2022, with respect to an offer to exchange the Notes for substantially similar notes of Exelon that are registered under the Securities Act. An exchange offer of registered notes for the Notes was completed on January 12, 2023. The registered notes issued in exchange for Notes in the exchange offer have terms identical in all respects to the Notes, except that their issuance was registered under the Securities Act.
(c)On January 3, 2023, ComEd entered into a purchase agreement of First Mortgage Bonds of $400 million and $575 million at 4.90% and 5.30% due on February 1, 2033 and February 1, 2053, respectively. The closing date of the issuance occurred on January 10, 2023.
During 2021, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Long-Term Software License Agreements	3.62%	December 1, 2025	$4	Procurement of software licenses.
ComEd	First Mortgage Bonds, Series 130	3.13%	March 15, 2051	700	Repay a portion of outstanding commercial paper obligations and two outstanding term loans, and to fund other general corporate purposes.
ComEd	First Mortgage Bonds, Series 131	2.75%	September 1, 2051	450	Refinance existing indebtedness and for general corporate purposes.
PECO	First and Refunding Mortgage Bonds	3.05%	March 15, 2051	375	Funding for general corporate purposes.
PECO	First and Refunding Mortgage Bonds	2.85%	September 15, 2051	375	Refinance existing indebtedness and for general corporate purposes.
BGE	Senior Notes	2.25%	June 15, 2031	600	Repay a portion of outstanding commercial paper obligations, repay existing indebtedness, and to fund other general corporate purposes.
Pepco	First Mortgage Bonds	2.32%	March 30, 2031	150	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	3.29%	September 28, 2051	125	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	3.24%	March 30, 2051	125	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	2.30%	March 15, 2031	350	Refinance existing indebtedness, repay outstanding commercial paper obligations, and for general corporate purposes.
ACE	First Mortgage Bonds	2.27%	February 15, 2032	75	Repay existing indebtedness and for general corporate purposes.

During 2022, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Junior Subordinated Notes	3.50%	May 2, 2022	$1,150
Exelon	Long-Term Software License Agreement	3.96%	May 1, 2024	2
Exelon	Long-Term Software License Agreement	2.30%	December 1, 2025	4
Exelon	Long-Term Software License Agreement	3.70%	August 9, 2025	1
PECO	First Mortgage Bonds	2.375%	September 15, 2022	350
BGE	Notes	2.80%	August 15, 2022	250
Pepco	First Mortgage Bonds	3.05%	April 1, 2022	200
Pepco	Tax-Exempt Bonds	1.70%	September 1, 2022	110
Additionally, in connection with the separation, on January 31, 2022, Exelon Corporate received cash from Generation of $258 million to settle an intercompany loan that mirrored the terms and amounts of the third-party debt obligations. The loan agreements were entered into as part of the 2012 Constellation merger. See Note 16

— Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the mirror debt.
During 2021, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Senior Notes	2.45%	April 15, 2021	$300
Exelon	Long-Term Software License Agreements	3.95%	May 1, 2024	24
Exelon	Long-Term Software License Agreements	3.62%	December 1, 2025	1
ComEd	First Mortgage Bonds	3.40%	September 1, 2021	350
PECO	First Mortgage Bonds	1.70%	September 15, 2021	300
BGE	Senior Notes	3.50%	November 15, 2021	300
ACE	First Mortgage Bonds	4.35%	April 1, 2021	200
ACE	Tax-Exempt First Mortgage Bonds	6.80%	March 1, 2021	39
ACE	Transition Bonds	5.55%	October 20, 2021	21
From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to reduce debt on their respective balance sheets.
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the year ended December 31, 2022 and for the first quarter of 2023 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2022	February 8, 2022	February 25, 2022	March 10, 2022	$0.3375
Second Quarter 2022	April 26, 2022	May 13, 2022	June 10, 2022	$0.3375
Third Quarter 2022	July 26, 2022	August 15, 2022	September 9, 2022	$0.3375
Fourth Quarter 2022	October 28, 2022	November 15, 2022	December 9, 2022	$0.3375
First Quarter 2023	February 14, 2023	February 27, 2023	March 10, 2023	$0.3600
___________
(a)Exelon's Board of Directors approved an updated dividend policy for 2023. The 2023 quarterly dividend will be $0.36 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital expenditures, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $2.1 billion was available to support additional commercial paper as of December 31, 2022, and of which no financial institution has more than 6% of the aggregate commitments for the Registrants. On February 1, 2022, Exelon Corporate and the Utility Registrants each entered into a new 5-year revolving credit facility that replaced its existing syndicated revolving credit facility. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during 2022 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I, ITEM 1A. RISK FACTORS for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flow from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements discussed below.

On August 4, 2022, Exelon entered into an agreement with certain underwriters in connection with an underwritten public offering of 12.995 million shares of its common stock, no par value. The net proceeds were $563 million before expenses paid. Exelon used the proceeds, together with available cash balances, to repay $575 million in borrowings under a $1.15 billion term loan credit facility. See Note 19 — Shareholders' Equity and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”) with certain sales agents and forward sellers and certain forward purchasers establishing an ATM equity distribution program under which it may offer and sell shares of its common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of common stock under the Equity Distribution Agreement and may at any time suspend or terminate offers and sales under the Equity Distribution Agreement. As of December 31, 2022, Exelon has not issued any shares of common stock under the ATM program and has not entered into any forward sale agreements.
Pursuant to the Separation Agreement between Exelon and Constellation Energy Corporation, Exelon made a cash payment of $1.75 billion to Generation on January 31, 2022. See Note 2 — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for additional information on the separation.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at December 31, 2022 and available credit facility capacity prior to any incremental collateral at December 31, 2022:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$31	$—	$568
PECO	1	71	361
BGE	3	119	191
Pepco	5	—	1
DPL	6	15	185
ACE	2	—	300
__________
(a)Represents incremental collateral related to natural gas procurement contracts.

Capital Expenditures
As of December 31, 2022, estimates of capital expenditures for plant additions and improvements are as follows:

(in millions)(a)	2023 Transmission	2023 Distribution	2023 Gas	Total 2023	Beyond 2023(b)
Exelon	N/A	N/A	N/A	$7,175	$24,100
ComEd	475	2,075	N/A	2,550	8,575
PECO	75	975	325	1,375	4,825
BGE	325	525	475	1,325	4,700
PHI	550	1,225	125	1,900	6,000
Pepco	250	650	N/A	900	2,825
DPL	175	275	125	575	1,800
ACE	150	300	N/A	425	1,400
___________
(a)Numbers rounded to the nearest $25M and may not sum due to rounding.
(b)Includes estimated capital expenditures for the Utility Registrants from 2024 and 2026.
Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. Projected capital expenditures at the Utility Registrants are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems. The Utility Registrants anticipate that they will fund their capital expenditures with a combination of internally generated funds and borrowings and additional capital contributions from parent.
Retirement Benefits
Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006 (the Act), management of the pension obligation, and regulatory implications. The Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). The projected contributions below reflect a funding strategy to make annual contributions with the objective of achieving 100% funded status on an ABO basis over time. This funding strategy helps minimize volatility of future period required pension contributions. Exelon’s estimated annual qualified pension contributions will be $20 million in 2023. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded, given that they are not subject to statutory minimum contribution requirements.
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
The following table provides all Registrants' planned contributions to the qualified pension plans, planned benefit payments to non-qualified pension plans, and planned contributions to OPEB plans in 2023:

	Qualified Pension Plans	Non-Qualified Pension Plans	OPEB
Exelon	$20	$48	$47
ComEd	20	3	19
PECO	—	1	—
BGE	—	1	15
PHI	—	9	11
Pepco	—	1	11
DPL	—	—	—
ACE	—	—	—
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
See Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information on pension and OPEB contributions.
Cash Requirements for Other Financial Commitments
The following tables summarize the Registrants' future estimated cash payments as of December 31, 2022 under existing financial commitments:

Exelon

	2023	Beyond 2023	Total	Time Period
Long-term debt(a)	$1,788	$35,289	$37,077	2023 - 2053
Interest payments on long-term debt(b)	1,476	23,645	25,121	2023 - 2052
Operating leases(c)	52	327	379	2023 - 2106
Fuel purchase agreements(d)	321	1,076	1,397	2023 - 2038
Electric supply procurement	4,041	2,407	6,448	2023 - 2026
Long-term renewable energy and REC commitments	348	1,483	1,831	2023 - 2038
Other purchase obligations(c)(e)	4,816	3,070	7,886	2023 - 2032
DC PLUG obligation	34	3	37	2023 - 2024
ZEC commitments	99	676	775	2023 - 2027
Pension contributions(f)	20	704	724	2023 - 2028
Total cash requirements	$12,995	$68,680	$81,675
__________
(a)Includes amounts from ComEd and PECO financing trusts.
(b)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2022 and do not reflect anticipated future refinancing, early redemptions, or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2022. Includes estimated interest payments due to ComEd and PECO financing trusts.
(c)These amounts exclude payments and obligations related to the Baltimore City Conduit system lease. In January 2023, BGE signed an agreement to extend its use of the Baltimore City Conduit system through December 2026. Over the term of the new agreement, BGE has committed to pay the City of Baltimore approximately $19 million and also incur $120 million of capital improvements to the Conduit system. However, the agreement is still pending approval by Baltimore City which is expected to occur in the first quarter of 2023. Once approved, the agreement would be effective immediately.
(d)Represents commitments to purchase natural gas and related transportation, storage capacity, and services.
(e)Represents the future estimated value at December 31, 2022 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between the Registrants or subsidiary and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.
(f)These amounts represent Exelon’s expected contributions to its qualified pension plans. Qualified pension contributions for years after 2028 are not included.

ComEd

	2023	Beyond 2023	Total	Time Period
Long-term debt(a)	$—	$10,835	$10,835	2023 - 2053
Interest payments on long-term debt(b)	421	7,640	8,061	2023 - 2052
Operating leases	2	—	2	2023 - 2026
Electric supply procurement	955	450	1,405	2023 - 2025
Long-term renewable energy and REC commitments	318	1,299	1,617	2023 - 2038
Other purchase obligations(c)	1,124	488	1,612	2023 - 2032
ZEC commitments	99	676	775	2023 - 2027
Total cash requirements	$2,919	$21,388	$24,307
__________
(a)Includes amounts from ComEd financing trust.
(b)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2022 and do not reflect anticipated future refinancing, early redemptions, or debt issuances. Includes estimated interest payments due to the ComEd financing trust.
(c)Represents the future estimated value, as of December 31, 2022, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between ComEd and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

PECO

	2023	Beyond 2023	Total	Time Period
Long-term debt(a)	$50	$4,809	$4,859	2023 - 2052
Interest payments on long-term debt(b)	194	4,053	4,247	2023 - 2052
Operating leases	—	1	1	2023 - 2034
Fuel purchase agreements(c)	172	307	479	2023 - 2029
Electric supply procurement	767	313	1,080	2023 - 2024
Other purchase obligations(d)	835	593	1,428	2023 - 2030
Total cash requirements	$2,018	$10,076	$12,094
__________
(a)Includes amounts from PECO financing trusts.
(b)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2022 and do not reflect anticipated future refinancing, early redemptions, or debt issuances. Includes estimated interest payments due to the PECO financing trusts.
(c)Represents commitments to purchase natural gas and related transportation, storage capacity, and services.
(d)Represents the future estimated value, as of December 31, 2022, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between PECO and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

BGE

	2023	Beyond 2023	Total	Time Period
Long-term debt	$300	$3,950	$4,250	2023 - 2052
Interest payments on long-term debt(a)	151	2,836	2,987	2023 - 2052
Operating leases(b)	1	18	19	2023 - 2106
Fuel purchase agreements(c)	116	573	689	2023 - 2038
Electric supply procurement	1,003	755	1,758	2023 - 2025
Other purchase obligations(b)(d)	966	299	1,265	2023 - 2028
Total cash requirements	$2,537	$8,431	$10,968
__________
(a)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2022 and do not reflect anticipated future refinancing, early redemptions, or debt issuances.
(b)These amounts exclude payments and obligations related to the Baltimore City Conduit system lease. In January 2023, BGE signed an agreement to extend its use of the Baltimore City Conduit system through December 2026. Over the term of the new agreement, BGE has committed to pay the City of Baltimore approximately $19 million and also incur $120 million of capital improvements to the Conduit system. However, the agreement is still pending approval by Baltimore City which is expected to occur in the first quarter of 2023. Once approved, the agreement would be effective immediately.
(c)Represents commitments to purchase natural gas and related transportation, storage capacity, and services.
(d)Represents the future estimated value, as of December 31, 2022, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between BGE and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

PHI

	2023	Beyond 2023	Total	Time Period
Long-term debt	$577	$7,042	$7,619	2023 - 2052
Interest payments on long-term debt(a)	314	4,438	4,752	2023 - 2052
Finance leases	14	68	82	2023 - 2030
Operating leases	37	195	232	2023 - 2032
Fuel purchase agreements(b)	33	196	229	2023 - 2028
Electric supply procurement	1,316	889	2,205	2023 - 2026
Long-term renewable energy and REC commitments	30	184	214	2023 - 2033
Other purchase obligations(c)	1,335	710	2,045	2023 - 2031
DC PLUG obligation	34	3	37	2023 - 2024
Total cash requirements	$3,690	$13,725	$17,415
__________
(a)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2022 and do not reflect anticipated future refinancing, early redemptions, or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2022.
(b)Represents commitments to purchase natural gas and related transportation, storage capacity, and services.
(c)Represents the future estimated value, as of December 31, 2022, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between Pepco, DPL, ACE, and PHISCO and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

Pepco

	2023	Beyond 2023	Total	Time Period
Long-term debt	$—	$3,773	$3,773	2023 - 2052
Interest payments on long-term debt(a)	170	2,659	2,829	2023 - 2052
Finance leases	5	23	28	2023 - 2030
Operating leases	7	41	48	2023 - 2032
Electric supply procurement	597	453	1,050	2023 - 2026
Other purchase obligations(b)	696	334	1,030	2023 - 2027
DC PLUG obligation	34	3	37	2023 - 2024
Total cash requirements	$1,509	$7,286	$8,795
__________
(a)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2022 and do not reflect anticipated future refinancing, early redemptions, or debt issuances.
(b)Represents the future estimated value, as of December 31, 2022, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between Pepco and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

DPL

	2023	Beyond 2023	Total	Time Period
Long-term debt	$578	$1,337	$1,915	2023 - 2052
Interest payments on long-term debt(a)	68	1,061	1,129	2023 - 2052
Finance leases	6	28	34	2023 - 2030
Operating leases	10	52	62	2023 - 2032
Fuel purchase agreements(b)	33	196	229	2023 - 2028
Electric supply procurement	358	220	578	2023 - 2025
Long-term renewable energy and REC commitments	30	184	214	2023 - 2033
Other purchase obligations(c)	270	158	428	2023 - 2031
Total cash requirements	$1,353	$3,236	$4,589
__________
(a)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2022 and do not reflect anticipated future refinancing, early redemptions, or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2022.
(b)Represents commitments to purchase natural gas and related transportation, storage capacity, and services.
(c)Represents the future estimated value, as of December 31, 2022, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between DPL and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

ACE

	2023	Beyond 2023	Total	Time Period
Long-term debt	$—	$1,747	$1,747	2023 - 2052
Interest payments on long-term debt(a)	62	598	660	2023 - 2052
Finance leases	3	17	20	2023 - 2030
Operating leases	4	7	11	2023 - 2028
Electric supply procurement	361	216	577	2023 - 2025
Other purchase obligations(b)	323	168	491	2023 - 2027
Total cash requirements	$753	$2,753	$3,506
__________
(a)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2022 and do not reflect anticipated future refinancing, early redemptions, or debt issuances.
(b)Represents the future estimated value, as of December 31, 2022, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between ACE and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.
See Note 18 — Commitments and Contingencies and Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ other commitments potentially triggered by future events. Additionally, see below for where to find additional information regarding the financial commitments in the tables above in the Combined Notes to the Consolidated Financial Statements:

Item	Location within Notes to the Consolidated Financial Statements
Long-term debt	Note 16 — Debt and Credit Agreements
Interest payments on long-term debt	Note 16 — Debt and Credit Agreements
Finance leases	Note 10 — Leases
Operating leases	Note 10 — Leases
REC commitments	Note 3 — Regulatory Matters
ZEC commitments	Note 3 — Regulatory Matters
DC PLUG obligation	Note 3 — Regulatory Matters
Pension contributions	Note 14 — Retirement Benefits
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
See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ credit facilities and short term borrowing activity.

Capital Structure
As of December 31, 2022, the capital structures of the Registrants consisted of the following:

	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Long-term debt	57%	43%	44%	44%	41%	48%	48%	50%
Long-term debt to affiliates(b)	1%	1%	2%	—%	—%	—%	—%	—%
Common equity	38%	54%	52%	52%	—%	48%	49%	50%
Member’s equity	—%	—%	—%	—%	57%	—%	—%	—%
Commercial paper and notes payable	4%	2%	2%	4%	2%	4%	3%	—%
__________
(a)As of December 31, 2021, Exelon's Long-term debt and Common equity capital structure percentages were 50% and 45%, respectively. The change in capital structure percentages above is a result of a decrease in common equity due to the separation of Constellation in addition to an increase in long-term debt issuances. See Note 2 — Discontinued Operations for additional information regarding the separation.
(b)Includes approximately $390 million, $205 million, and $184 million owed to unconsolidated affiliates of Exelon, ComEd, and PECO respectively. These special purpose entities were created for the sole purposes of issuing mandatory redeemable trust preferred securities of ComEd and PECO.
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
As part of the normal course of business, the Registrants enter into contracts that contain express provisions or otherwise permit the Registrants and their counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if the Registrants are downgraded by a credit rating agency, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include the posting of additional collateral. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on collateral provisions.
The credit ratings for ComEd, PECO, BGE, and DPL did not change for the year ended December 31, 2022. On January 14, 2022, Fitch lowered Exelon Corporate's long-term and senior unsecured ratings from BBB+ to BBB and affirmed the short-term rating of F2. In addition, Fitch upgraded Pepco, ACE, and PHI's long-term rating from BBB to BBB+ and upgraded Pepco and ACE's senior secured rating from A- to A.

Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of December 31, 2022, are presented in the following tables. ACE did not have any intercompany money pool activity as of December 31, 2022.

	For the Year Ended December 31, 2022		As of December 31, 2022
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$396	$—	$182
PECO	138	(105)	—
BSC	—	(380)	(183)
PHI Corporate	—	(54)	(44)
PCI	50	—	45

	For the Year Ended December 31, 2022		As of December 31, 2022
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$—	$(108)	$—
DPL	108	—	—
Shelf Registration Statements
Exelon and the Utility Registrants have a currently effective combined shelf registration statement, unlimited in amount, filed with the SEC on August 3, 2022, that will expire in August 2025. The ability of each Registrant to sell securities off the shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	As of December 31, 2022
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(a)	FERC	December 31, 2023	$2,500	ICC	January 1, 2025	$1,343
PECO(b)	FERC	December 31, 2023	1,500	PAPUC	December 31, 2024	1,125
BGE(c)	FERC	December 31, 2023	700	MDPSC	N/A	—
Pepco(d)	FERC	December 31, 2023	500	MDPSC / DCPSC	2022 & 2025	1,400
DPL(e)	FERC	December 31, 2023	500	MDPSC / DEPSC	December 31, 2025	1,200
ACE(f)	NJBPU	December 31, 2023	350	NJBPU	December 31, 2024	700
__________
(a)On November 18, 2021, ComEd received approval from the ICC for $2 billion in new money long-term debt financing authority with an effective date of January 1, 2022.
(b)On December 2, 2021, PECO received approval from the PAPUC for $2.5 billion in new long-term debt financing authority with an effective date of January 1, 2022.
(c)On December 21, 2022, BGE received approval from the MDPSC for $1.8 billion in new long-term financing authority with an effective date of January 4, 2023.
(d)On June 9, 2022 and June 30, 2022, Pepco received approval from the MDPSC and DCPSC, respectively, for $1.4 billion in new long-term financing authority. The long-term financing authority became effective on the date of respective approvals and has an expiration date of December 31, 2025.
(e)On November 2, 2022, DPL filed with the MDPSC and DEPSC for approval of $1.2 billion in new long-term financing authority with an effective date of December 14, 2022. The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DEPSC has an expiration date of December 31, 2025.

(f)On July 13, 2022, ACE received approval from the NJBPU for $700 million in new long-term debt financing authority with an effective date of July 20, 2022.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Registrants hold commodity and financial instruments that are exposed to the following market risks:
•Commodity price risk, which is discussed further below.
•Counterparty credit risk associated with non-performance by counterparties on executed derivative instruments and participation in all, or some of the established, wholesale spot energy markets that are administered by PJM. The credit policies of PJM may, under certain circumstances, require that losses arising from the default of one member on spot energy market transactions be shared by the remaining participants. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for a detailed discussion of counterparty credit risk related to derivative instruments.
•Equity price and interest rate risk associated with Exelon’s pension and OPEB plan trusts. See Note 14 — Retirement Benefits of the 2021 Recast Form 10-K for additional information.
•Interest rate risk associated with changes in interest rates for the Registrants’ outstanding long-term debt. This risk is significantly reduced as substantially all of the Registrants’ outstanding debt has fixed interest rates. There is inherent interest rate risk related to refinancing maturing debt by issuing new long-term debt. The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. In addition, Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges, or to lock in rate levels on borrowings, which are typically designated as economic hedges. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
•Electric operating revenues risk associated with ComEd's distribution formula rate. ComEd's ROE for its electric distribution service through 2023 is directly correlated to yields on U.S. Treasury bonds. Exelon Corporate may utilize interest rate derivatives to mitigate volatility and manage risk to Exelon, which are typically accounted for as economic hedges. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
The Registrants operate primarily under cost-based rate regulation limiting exposure to the effects of market risk. Hedging programs are utilized to reduce exposure to energy and natural gas price volatility and have no direct earnings impacts as the costs are fully recovered through regulatory-approved recovery mechanisms.
Exelon manages these risks through risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. Risk management issues are reported to Exelon’s Board of Directors, Exelon's Audit and Risk Committee, and/or the applicable Utility Board Registrant. The Registrants do not execute derivatives for speculative or proprietary trading purposes.
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
PECO, BGE, and DPL also have executed derivative natural gas contracts, which qualify for NPNS, to hedge their long-term price risk in the natural gas market. The hedging programs for natural gas procurement have no direct impact on their financial statements.
For additional information on these contracts, see Note 3 — Regulatory Matters and Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements.
The following table presents maturity and source of fair value for Exelon's and ComEd's mark-to-market commodity contract liabilities. The table provides two fundamental pieces of information. First, the table provides the source of fair value used in determining the carrying amount of Exelon's and ComEd's total mark-to-market liabilities. Second, the table shows the maturity, by year, of Exelon's and ComEd's commodity contract liabilities giving an indication of when these mark-to-market amounts will settle and require cash. See Note 17 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2023	2024	2025	2026	2027	2028 and Beyond
Prices based on model or other valuation methods (Level 3)	$(5)	$(8)	$(11)	$(12)	$(13)	$(35)	$(84)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
Exelon’s management conducted an assessment of the effectiveness of Exelon’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Exelon’s management concluded that, as of December 31, 2022, Exelon’s internal control over financial reporting was effective.
The effectiveness of Exelon’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
February 14, 2023

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
ComEd’s management conducted an assessment of the effectiveness of ComEd’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ComEd’s management concluded that, as of December 31, 2022, ComEd’s internal control over financial reporting was effective.
February 14, 2023

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
PECO’s management conducted an assessment of the effectiveness of PECO’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PECO’s management concluded that, as of December 31, 2022, PECO’s internal control over financial reporting was effective.
February 14, 2023

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
BGE’s management conducted an assessment of the effectiveness of BGE’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, BGE’s management concluded that, as of December 31, 2022, BGE’s internal control over financial reporting was effective.
February 14, 2023

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

PHI’s management conducted an assessment of the effectiveness of PHI’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PHI’s management concluded that, as of December 31, 2022, PHI’s internal control over financial reporting was effective.

February 14, 2023

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
Pepco’s management conducted an assessment of the effectiveness of Pepco’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Pepco’s management concluded that, as of December 31, 2022, Pepco’s internal control over financial reporting was effective.
February 14, 2023

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
DPL’s management conducted an assessment of the effectiveness of DPL’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, DPL’s management concluded that, as of December 31, 2022, DPL’s internal control over financial reporting was effective.
February 14, 2023

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
ACE’s management conducted an assessment of the effectiveness of ACE’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ACE’s management concluded that, as of December 31, 2022, ACE’s internal control over financial reporting was effective.
February 14, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Exelon Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes, of Exelon Corporation and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(1)(i), and the financial statement schedules listed in the index appearing under Item 15(a)(1)(ii), (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the consolidated financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2022, there were $9.7 billion of regulatory assets and $9.5 billion of regulatory liabilities.
The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are the high degree of audit effort to assess the impact of regulation on accounting for regulatory assets and liabilities and to evaluate the complex audit evidence related to whether the regulatory assets and liabilities will be recovered and settled.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for regulatory matters and evaluation of new and existing regulatory assets and liabilities. These procedures also included, among others, obtaining the Company’s correspondence with regulators, evaluating the reasonableness of management’s interpretation of regulatory guidance and proceedings and the related accounting implications, and recalculating regulatory assets and liabilities based on provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 14, 2023
We have served as the Company’s auditor since 2000.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Commonwealth Edison Company

Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes, of Commonwealth Edison Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(2)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(2)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the consolidated financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2022, there were $3.4 billion of regulatory assets and $7.1 billion of regulatory liabilities.
The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are the high degree of audit effort to assess the impact of regulation on accounting for regulatory assets and liabilities and to evaluate the complex audit evidence related to whether the regulatory assets and liabilities will be recovered and settled.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for regulatory matters and evaluation of new and existing regulatory assets and liabilities. These procedures also included, among others, obtaining the Company’s correspondence with regulators, evaluating the reasonableness of management’s interpretation of regulatory guidance and proceedings and the related accounting implications, and recalculating regulatory assets and liabilities based on provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 14, 2023

We have served as the Company's auditor since 2000.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PECO Energy Company

Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes, of PECO Energy Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(3)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(3)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the consolidated financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2022, there were $732 million of regulatory assets and $345 million of regulatory liabilities.
The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are the high degree of audit effort to assess the impact of regulation on accounting for regulatory assets and liabilities and to evaluate the complex audit evidence related to whether the regulatory assets and liabilities will be recovered and settled.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for regulatory matters and evaluation of new and existing regulatory assets and liabilities. These procedures also included, among others, obtaining the Company’s correspondence with regulators, evaluating the reasonableness of management’s interpretation of regulatory guidance and proceedings and the related accounting implications, and recalculating regulatory assets and liabilities based on provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2023

We have served as the Company's auditor since 1932.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Baltimore Gas and Electric Company

Opinion on the Financial Statements
We have audited the financial statements, including the related notes, of Baltimore Gas and Electric Company (the “Company”) as listed in the index appearing under Item 15(a)(4)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(4)(ii) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2022, there were $704 million of regulatory assets and $863 million of regulatory liabilities.
The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are the high degree of audit effort to assess the impact of regulation on accounting for regulatory assets and liabilities and to evaluate the complex audit evidence related to whether the regulatory assets and liabilities will be recovered and settled.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to accounting for regulatory matters and evaluation of new and existing regulatory assets and liabilities. These procedures also included, among others, obtaining the Company’s correspondence with regulators, evaluating the reasonableness of management’s interpretation of regulatory guidance and proceedings and the related accounting implications, and recalculating regulatory assets and liabilities based on provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 14, 2023
We have served as the Company’s auditor since at least 1993. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Pepco Holdings LLC

Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes, of Pepco Holdings LLC and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(5)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(5)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the consolidated financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2022, there were $2.1 billion of regulatory assets and $1.1 billion of regulatory liabilities.
The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are the high degree of audit effort to assess the impact of regulation on accounting for regulatory assets and liabilities and to evaluate the complex audit evidence related to whether the regulatory assets and liabilities will be recovered and settled.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for regulatory matters and evaluation of new and existing regulatory assets and liabilities. These procedures also included, among others, obtaining the Company’s correspondence with regulators, evaluating the reasonableness of management’s interpretation of regulatory guidance and proceedings and the related accounting implications, and recalculating regulatory assets and liabilities based on provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2023

We have served as the Company's auditor since 2001.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Potomac Electric Power Company

Opinion on the Financial Statements
We have audited the financial statements, including the related notes, of Potomac Electric Power Company (the “Company”) as listed in the index appearing under Item 15(a)(6)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(6)(ii) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2022, there were $672 million of regulatory assets and $461 million of regulatory liabilities.
The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are the high degree of audit effort to assess the impact of regulation on accounting for regulatory assets and liabilities and to evaluate the complex audit evidence related to whether the regulatory assets and liabilities will be recovered and settled.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to accounting for regulatory matters and evaluation of new and existing regulatory assets and liabilities. These procedures also included, among others, obtaining the Company’s correspondence with regulators, evaluating the reasonableness of management’s interpretation of regulatory guidance and proceedings and the related accounting implications, and recalculating regulatory assets and liabilities based on provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2023

We have served as the Company's auditor since at least 1993. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Delmarva Power & Light Company

Opinion on the Financial Statements
We have audited the financial statements, including the related notes, of Delmarva Power & Light Company (the “Company”) as listed in the index appearing under Item 15(a)(7)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(7)(ii) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2022, there were $282 million of regulatory assets and $424 million of regulatory liabilities.
The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are the high degree of audit effort to assess the impact of regulation on accounting for regulatory assets and liabilities and to evaluate the complex audit evidence related to whether the regulatory assets and liabilities will be recovered and settled.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to accounting for regulatory matters and evaluation of new and existing regulatory assets and liabilities. These procedures also included, among others, obtaining the Company’s correspondence with regulators, evaluating the reasonableness of management’s interpretation of regulatory guidance and proceedings and the related accounting implications, and recalculating regulatory assets and liabilities based on provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2023

We have served as the Company's auditor since at least 1993. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Atlantic City Electric Company

Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes, of Atlantic City Electric Company and its subsidiary (the “Company”) as listed in the index appearing under Item 15(a)(8)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(8)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the consolidated financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2022, there were $624 million of regulatory assets and $182 million of regulatory liabilities.
The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are the high degree of audit effort to assess the impact of regulation on accounting for regulatory assets and liabilities and to evaluate the complex audit evidence related to whether the regulatory assets and liabilities will be recovered and settled.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for regulatory matters and evaluation of new and existing regulatory assets and liabilities. These procedures also included, among others, obtaining the Company’s correspondence with regulators, evaluating the reasonableness of management’s interpretation of regulatory guidance and proceedings and the related accounting implications, and recalculating regulatory assets and liabilities based on provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2023

We have served as the Company's auditor since 1998.

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions, except per share data)	2022	2021	2020
Operating revenues
Electric operating revenues	$16,899	$16,245	$15,236
Natural gas operating revenues	2,018	1,522	1,421
Revenues from alternative revenue programs	161	171	6
Total operating revenues	19,078	17,938	16,663
Operating expenses
Purchased power	5,380	4,703	4,086
Purchased fuel	834	504	426
Purchased power and fuel from affiliates	159	1,178	1,209
Operating and maintenance	4,673	4,547	4,641
Depreciation and amortization	3,325	3,033	2,891
Taxes other than income taxes	1,390	1,291	1,232
Total operating expenses	15,761	15,256	14,485
(Loss) Gain on sales of assets and businesses	(2)	—	13
Operating income	3,315	2,682	2,191
Other income and (deductions)
Interest expense, net	(1,422)	(1,264)	(1,282)
Interest expense to affiliates	(25)	(25)	(25)
Other, net	535	261	208
Total other income and (deductions)	(912)	(1,028)	(1,099)
Income from continuing operations before income taxes	2,403	1,654	1,092
Income taxes	349	38	(7)
Net income from continuing operations after income taxes	2,054	1,616	1,099
Net income from discontinued operations after income taxes (Note 2)	117	213	855
Net Income	2,171	1,829	1,954
Net income (loss) attributable to noncontrolling interests	1	123	(9)
Net income attributable to common shareholders	$2,170	$1,706	$1,963

Amounts attributable to common shareholders:
Net income from continuing operations	2,054	1,616	1,099
Net income from discontinued operations	116	90	864
Net income attributable to common shareholders	$2,170	$1,706	$1,963

Comprehensive income, net of income taxes
Net income	$2,171	$1,829	$1,954
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	(4)	(40)
Actuarial loss reclassified to periodic benefit cost	42	223	190
Pension and non-pension postretirement benefit plan valuation adjustment	46	432	(357)
Unrealized gain (loss) on cash flow hedges	2	(1)	(3)
Unrealized gain on foreign currency translation	—	—	4
Other comprehensive income (loss)	89	650	(206)
Comprehensive income	2,260	2,479	1,748
Comprehensive income (loss) attributable to noncontrolling interests	1	123	(9)
Comprehensive income attributable to common shareholders	$2,259	$2,356	$1,757

Average shares of common stock outstanding:
Basic	986	979	976
Assumed exercise and/or distributions of stock-based awards	1	1	1
Diluted(a)	987	980	977

Earnings per average common share from continuing operations
Basic	$2.08	$1.65	$1.13
Diluted	$2.08	$1.65	$1.13

Earnings per average common share from discontinued operations
Basic	$0.12	$0.09	$0.88
Diluted	$0.12	$0.09	$0.88
__________
(a)The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect were none for the year ended December 31, 2022 and 2021 and less than 1 million for the years ended December 31, 2020.
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$2,171	$1,829	$1,954
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	3,533	7,573	6,527
Asset impairments	48	552	591
Gain on sales of assets and businesses	(8)	(201)	(24)
Deferred income taxes and amortization of investment tax credits	255	18	309
Net fair value changes related to derivatives	(53)	(568)	(268)
Net realized and unrealized gains on NDT funds	205	(586)	(461)
Net unrealized losses (gains) on equity investments	16	160	(186)
Other non-cash operating activities	370	(200)	592
Changes in assets and liabilities:
Accounts receivable	(1,222)	(703)	697
Inventories	(121)	(141)	(85)
Accounts payable and accrued expenses	1,318	440	(129)
Option premiums paid, net	(39)	(338)	(139)
Collateral received (posted), net	1,248	(74)	494
Income taxes	(4)	327	140
Regulatory assets and liabilities, net	(1,326)	(634)	(649)
Pension and non-pension postretirement benefit contributions	(616)	(665)	(601)
Other assets and liabilities	(905)	(3,777)	(4,527)
Net cash flows provided by operating activities	4,870	3,012	4,235
Cash flows from investing activities
Capital expenditures	(7,147)	(7,981)	(8,048)
Proceeds from NDT fund sales	488	6,532	3,341
Investment in NDT funds	(516)	(6,673)	(3,464)
Collection of DPP	169	3,902	3,771
Proceeds from sales of assets and businesses	16	877	46
Other investing activities	—	26	18
Net cash flows used in investing activities	(6,990)	(3,317)	(4,336)
Cash flows from financing activities
Changes in short-term borrowings	986	269	161
Proceeds from short-term borrowings with maturities greater than 90 days	1,300	1,380	500
Repayments on short-term borrowings with maturities greater than 90 days	(1,500)	(350)	—
Issuance of long-term debt	6,309	3,481	7,507
Retirement of long-term debt	(2,073)	(1,640)	(6,440)
Issuance of common stock	563	—	—
Dividends paid on common stock	(1,334)	(1,497)	(1,492)
Acquisition of CENG noncontrolling interest	—	(885)	—
Proceeds from employee stock plans	36	80	45
Transfer of cash, restricted cash, and cash equivalents to Constellation	(2,594)	—	—
Other financing activities	(102)	(80)	(136)
Net cash flows provided by financing activities	1,591	758	145
(Decrease) increase in cash, restricted cash, and cash equivalents	(529)	453	44
Cash, restricted cash, and cash equivalents at beginning of period	1,619	1,166	1,122
Cash, restricted cash, and cash equivalents at end of period	$1,090	$1,619	$1,166

Supplemental cash flow information
Increase in capital expenditures not paid	$36	$16	$194
Increase in DPP	348	3,652	4,441
Increase in PP&E related to ARO update	332	642	850

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$407	$672
Restricted cash and cash equivalents	566	321
Accounts receivable
Customer accounts receivable	2,544	2,189
Customer allowance for credit losses	(327)	(320)
Customer accounts receivable, net	2,217	1,869
Other accounts receivable	1,426	1,068
Other allowance for credit losses	(82)	(72)
Other accounts receivable, net	1,344	996
Inventories, net
Fossil fuel	208	105
Materials and supplies	547	476
Regulatory assets	1,641	1,296
Other	406	387
Current assets of discontinued operations	—	7,835
Total current assets	7,336	13,957
Property, plant, and equipment (net of accumulated depreciation and amortization of $15,930 and $14,430 as of December 31, 2022 and 2021, respectively)	69,076	64,558
Deferred debits and other assets
Regulatory assets	8,037	8,224
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	2,897	—
Investments	232	250
Other	1,141	885
Property, plant, and equipment, deferred debits, and other assets of discontinued operations	—	38,509
Total deferred debits and other assets	18,937	54,498
Total assets	$95,349	$133,013
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$2,586	$1,248
Long-term debt due within one year	1,802	2,153
Accounts payable	3,382	2,379
Accrued expenses	1,226	1,137
Payables to affiliates	5	5
Regulatory liabilities	437	376
Mark-to-market derivative liabilities	8	18
Unamortized energy contract liabilities	10	89
Other	1,155	766
Current liabilities of discontinued operations	—	7,940
Total current liabilities	10,611	16,111
Long-term debt	35,272	30,749
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	11,250	10,611
Regulatory liabilities	9,112	9,628
Pension obligations	1,109	2,051
Non-pension postretirement benefit obligations	507	811
Asset retirement obligations	269	271
Mark-to-market derivative liabilities	83	201
Unamortized energy contract liabilities	35	146
Other	1,967	1,573
Long-term debt, deferred credits, and other liabilities of discontinued operations	—	25,676
Total deferred credits and other liabilities	24,332	50,968
Total liabilities	70,605	98,218
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 994 shares and 979 shares outstanding as of December 31, 2022 and 2021, respectively)	20,908	20,324
Treasury stock, at cost (2 shares as of December 31, 2022 and 2021)	(123)	(123)
Retained earnings	4,597	16,942
Accumulated other comprehensive loss, net	(638)	(2,750)
Total shareholders’ equity	24,744	34,393
Noncontrolling interests	—	402
Total equity	24,744	34,795
Total liabilities and shareholders' equity	$95,349	$133,013

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity

	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	974,416	$19,274	$(123)	$16,267	$(3,194)	$2,349	$34,573
Net income (loss)	—	—	—	1,963	—	(9)	1,954
Long-term incentive plan activity	1,570	40	—	—	—	—	40
Employee stock purchase plan issuances	1,480	56	—	—	—	—	56
Sale of noncontrolling interests	—	3	—	—	—	—	3
Changes in equity of noncontrolling interests	—	—	—	—	—	(57)	(57)
Common stock dividends ($1.53/common share)	—	—	—	(1,495)	—	—	(1,495)
Other comprehensive loss, net of income taxes	—	—	—	—	(206)	—	(206)
Balance, December 31, 2020	977,466	$19,373	$(123)	$16,735	$(3,400)	$2,283	$34,868
Net income	—	—	—	1,706	—	123	1,829
Long-term incentive plan activity	1,734	69	—	—	—	—	69
Employee stock purchase plan issuances	2,091	90	—	—	—	—	90
Changes in equity of noncontrolling interests	—	—	—	—	—	(37)	(37)
Acquisition of CENG noncontrolling interest	—	1,080	—	—	—	(1,965)	(885)
Deferred tax adjustment related to acquisition of CENG noncontrolling interest	—	(290)	—	—	—	—	(290)
Common stock dividends ($1.53/common share)	—	—	—	(1,499)	—	—	(1,499)
Acquisition of other noncontrolling interest	—	2	—	—	—	(2)	—
Other comprehensive loss, net of income taxes	—	—	—	—	650	—	650
Balance, December 31, 2021	981,291	$20,324	$(123)	$16,942	$(2,750)	$402	$34,795
Net income	—	—	—	2,170	—	1	2,171
Long-term incentive plan activity	561	1	—	—	—	—	1
Employee stock purchase plan issuances	983	41	—	—	—	—	41
Changes in equity of noncontrolling interests	—	—	—	—	—	(7)	(7)
Distribution of Constellation (Note 2)	—	(21)	—	(13,179)	2,023	(396)	(11,573)
Issuance of common stock	12,995	563	—	—	—	—	563
Common stock dividends ($1.35/common share)	—	—	—	(1,336)	—	—	(1,336)
Other comprehensive income, net of income taxes	—	—	—	—	89	—	89
Balance, December 31, 2022	995,830	$20,908	$(123)	$4,597	$(638)	$—	$24,744
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating revenues
Electric operating revenues	$5,478	$6,323	$5,914
Revenues from alternative revenue programs	267	42	(47)
Operating revenues from affiliates	16	41	37
Total operating revenues	5,761	6,406	5,904
Operating expenses
Purchased power	1,050	1,888	1,653
Purchased power from affiliates	59	383	345
Operating and maintenance	1,094	1,048	1,231
Operating and maintenance from affiliates	318	307	289
Depreciation and amortization	1,323	1,205	1,133
Taxes other than income taxes	374	320	299
Total operating expenses	4,218	5,151	4,950
Loss on sales of assets	(2)	—	—
Operating income	1,541	1,255	954
Other income and (deductions)
Interest expense, net	(401)	(376)	(369)
Interest expense to affiliates	(13)	(13)	(13)
Other, net	54	48	43
Total other income and (deductions)	(360)	(341)	(339)
Income before income taxes	1,181	914	615
Income taxes	264	172	177
Net income	$917	$742	$438
Comprehensive income	$917	$742	$438
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$917	$742	$438
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,323	1,205	1,133
Deferred income taxes and amortization of investment tax credits	241	244	228
Other non-cash operating activities	(165)	126	202
Changes in assets and liabilities:
Accounts receivable	(163)	(25)	(10)
Receivables from and payables to affiliates, net	(34)	32	(1)
Inventories	(28)	(2)	(13)
Accounts payable and accrued expenses	406	—	63
Collateral received, net	51	—	14
Income taxes	—	—	8
Regulatory assets and liabilities, net	(1,033)	(388)	(410)
Pension and non-pension postretirement benefit contributions	(184)	(196)	(148)
Other assets and liabilities	(134)	(143)	(180)
Net cash flows provided by operating activities	1,197	1,595	1,324
Cash flows from investing activities
Capital expenditures	(2,506)	(2,387)	(2,217)
Other investing activities	28	26	2
Net cash flows used in investing activities	(2,478)	(2,361)	(2,215)
Cash flows from financing activities
Changes in short-term borrowings	427	(323)	193
Proceeds from short-term borrowings with maturities greater than 90 days	150	—	—
Issuance of long-term debt	750	1,150	1,000
Retirement of long-term debt	—	(350)	(500)
Dividends paid on common stock	(578)	(507)	(499)
Contributions from parent	670	791	712
Other financing activities	(11)	(16)	(13)
Net cash flows provided by financing activities	1,408	745	893
Increase (decrease) in cash, restricted cash, and cash equivalents	127	(21)	2
Cash, restricted cash, and cash equivalents at beginning of period	384	405	403
Cash, restricted cash, and cash equivalents at end of period	$511	$384	$405

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(20)	$(46)	$109
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$67	$131
Restricted cash and cash equivalents	327	210
Accounts receivable
Customer accounts receivable	558	647
Customer allowance for credit losses	(59)	(73)
Customer accounts receivable, net	499	574
Other accounts receivable	441	227
Other allowance for credit losses	(17)	(17)
Other accounts receivable, net	424	210
Receivables from affiliates	3	16
Inventories, net	196	170
Regulatory assets	775	335
Other	92	76
Total current assets	2,383	1,722
Property, plant, and equipment (net of accumulated depreciation and amortization of $6,673 and $6,099 as of December 31, 2022 and 2021, respectively)	27,513	25,995
Deferred debits and other assets
Regulatory assets	2,667	1,870
Goodwill	2,625	2,625
Receivables from affiliates	—	2,761
Receivable related to Regulatory Agreement Units	2,660	—
Investments	6	6
Prepaid pension asset	1,206	1,086
Other	601	405
Total deferred debits and other assets	9,765	8,753
Total assets	$39,661	$36,470
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$577	$—
Accounts payable	1,010	647
Accrued expenses	415	384
Payables to affiliates	74	121
Customer deposits	108	99
Regulatory liabilities	226	185
Mark-to-market derivative liabilities	5	18
Other	191	133
Total current liabilities	2,606	1,587
Long-term debt	10,518	9,773
Long-term debt to financing trusts	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,021	4,685
Regulatory liabilities	6,913	6,759
Asset retirement obligations	148	144
Non-pension postretirement benefit obligations	165	169
Mark-to-market derivative liabilities	79	201
Other	642	592
Total deferred credits and other liabilities	12,968	12,550
Total liabilities	26,297	24,115
Commitments and contingencies
Shareholders’ equity
Common stock ($12.50 par value, 250 shares authorized, 127 shares outstanding as of December 31, 2022 and 2021)	1,588	1,588
Other paid-in capital	9,746	9,076
Retained earnings	2,030	1,691
Total shareholders’ equity	13,364	12,355
Total liabilities and shareholders’ equity	$39,661	$36,470
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity

(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2019	$1,588	$7,572	$1,517	$10,677
Net income	—	—	438	438
Common stock dividends	—	—	(499)	(499)
Contributions from parent	—	713	—	713
Balance, December 31, 2020	$1,588	$8,285	$1,456	$11,329
Net income	—	—	742	742
Common stock dividends	—	—	(507)	(507)
Contributions from parent	—	791	—	791
Balance, December 31, 2021	$1,588	$9,076	$1,691	$12,355
Net income	—	—	917	917
Common stock dividends	—	—	(578)	(578)
Contributions from parent	—	670	—	670
Balance, December 31, 2022	$1,588	$9,746	$2,030	$13,364
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating revenues
Electric operating revenues	$3,156	$2,613	$2,519
Natural gas operating revenues	738	538	514
Revenues from alternative revenue programs	2	26	16
Operating revenues from affiliates	7	21	9
Total operating revenues	3,903	3,198	3,058
Operating expenses
Purchased power	1,160	699	645
Purchased fuel	342	188	185
Purchased power from affiliates	33	194	188
Operating and maintenance	791	757	816
Operating and maintenance from affiliates	201	177	159
Depreciation and amortization	373	348	347
Taxes other than income taxes	202	184	172
Total operating expenses	3,102	2,547	2,512
Operating income	801	651	546
Other income and (deductions)
Interest expense, net	(165)	(149)	(136)
Interest expense to affiliates, net	(12)	(12)	(11)
Other, net	31	26	18
Total other income and (deductions)	(146)	(135)	(129)
Income before income taxes	655	516	417
Income taxes	79	12	(30)
Net income	$576	$504	$447
Comprehensive income	$576	$504	$447

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$576	$504	$447
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	373	348	347
Deferred income taxes and amortization of investment tax credits	70	11	(23)
Other non-cash operating activities	40	—	24
Changes in assets and liabilities:
Accounts receivable	(205)	(35)	(88)
Receivables from and payables to affiliates, net	(31)	21	(6)
Inventories	(56)	(26)	(1)
Accounts payable and accrued expenses	152	15	63
Income taxes	(20)	5	31
Regulatory assets and liabilities, net	(45)	(21)	1
Pension and non-pension postretirement benefit contributions	(18)	(18)	(18)
Other assets and liabilities	5	(31)	—
Net cash flows provided by operating activities	841	773	777
Cash flows from investing activities
Capital expenditures	(1,349)	(1,240)	(1,147)
Changes in Exelon intercompany money pool	—	—	68
Other investing activities	8	9	7
Net cash flows used in investing activities	(1,341)	(1,231)	(1,072)
Cash flows from financing activities
Change in short-term borrowings	239	—	—
Issuance of long-term debt	775	750	350
Retirement of long-term debt	(350)	(300)	—
Changes in Exelon intercompany money pool	—	(40)	40
Dividends paid on common stock	(399)	(339)	(340)
Contributions from parent	274	414	248
Other financing activities	(15)	(9)	(4)
Net cash flows provided by financing activities	524	476	294
Increase (decrease) in cash, restricted cash, and cash equivalents	24	18	(1)
Cash, restricted cash, and cash equivalents at beginning of period	44	26	27
Cash, restricted cash, and cash equivalents at end of period	$68	$44	$26

Supplemental cash flow information
Increase in capital expenditures not paid	$9	$26	$55
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$59	$36
Restricted cash and cash equivalents	9	8
Accounts receivable
Customer accounts receivable	635	489
Customer allowance for credit losses	(105)	(105)
Customer accounts receivable, net	530	384
Other accounts receivable	153	116
Other allowance for credit losses	(9)	(7)
Other accounts receivable, net	144	109
Receivables from affiliates	4	1
Inventories, net
Fossil fuel	99	51
Materials and supplies	52	45
Regulatory assets	80	48
Other	38	29
Total current assets	1,015	711
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,078 and $3,964 as of December 31, 2022 and 2021, respectively)	12,125	11,117
Deferred debits and other assets
Regulatory assets	652	943
Receivables from affiliates	—	597
Receivable related to Regulatory Agreement Units	237	—
Investments	30	34
Prepaid pension asset	413	386
Other	30	36
Total deferred debits and other assets	1,362	1,996
Total assets	$14,502	$13,824
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2022	2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$239	$—
Long-term debt due within one year	50	350
Accounts payable	668	494
Accrued expenses	142	136
Payables to affiliates	42	70
Customer deposits	63	48
Regulatory liabilities	75	94
Other	32	35
Total current liabilities	1,311	1,227
Long-term debt	4,562	3,847
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,213	2,421
Regulatory liabilities	270	635
Asset retirement obligations	28	29
Non-pension postretirement benefit obligations	286	286
Other	85	83
Total deferred credits and other liabilities	2,882	3,454
Total liabilities	8,939	8,712
Commitments and contingencies
Shareholder's equity
Common stock (No par value, 500 shares authorized, 170 shares outstanding as of December 31, 2022 and 2021)	3,702	3,428
Retained earnings	1,861	1,684
Total shareholder's equity	5,563	5,112
Total liabilities and shareholder's equity	$14,502	$13,824
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$2,766	$1,412	$4,178
Net income	—	447	447
Common stock dividends	—	(340)	(340)
Contributions from parent	248	—	248
Balance, December 31, 2020	$3,014	$1,519	$4,533
Net income	—	504	504
Common stock dividends	—	(339)	(339)
Contributions from parent	414	—	414
Balance, December 31, 2021	$3,428	$1,684	$5,112
Net income	—	576	576
Common stock dividends	—	(399)	(399)
Contributions from parent	274	—	274
Balance, December 31, 2022	$3,702	$1,861	$5,563

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating revenues
Electric operating revenues	$2,890	$2,497	$2,323
Natural gas operating revenues	1,037	801	739
Revenues from alternative revenue programs	(47)	12	16
Operating revenues from affiliates	15	31	20
Total operating revenues	3,895	3,341	3,098
Operating expenses
Purchased power	1,186	699	509
Purchased fuel	363	243	171
Purchased power and fuel from affiliates	18	233	311
Operating and maintenance	670	618	617
Operating and maintenance from affiliates	207	193	172
Depreciation and amortization	630	591	550
Taxes other than income taxes	302	283	268
Total operating expenses	3,376	2,860	2,598
Operating income	519	481	500
Other income and (deductions)
Interest expense, net	(152)	(138)	(133)
Other, net	21	30	23
Total other income and (deductions)	(131)	(108)	(110)
Income before income taxes	388	373	390
Income taxes	8	(35)	41
Net income	$380	$408	$349
Comprehensive income	$380	$408	$349
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$380	$408	$349
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	630	591	550
Asset impairments	48	—	—
Deferred income taxes and amortization of investment tax credits	9	(17)	37
Other non-cash operating activities	135	75	97
Changes in assets and liabilities:
Accounts receivable	(197)	30	(165)
Receivables from and payables to affiliates, net	(2)	(13)	(8)
Inventories	(61)	(29)	10
Accounts payable and accrued expenses	77	14	102
Collateral received, net	19	3	—
Income taxes	(17)	20	60
Regulatory assets and liabilities, net	(160)	(152)	(118)
Pension and non-pension postretirement benefit contributions	(68)	(81)	(78)
Other assets and liabilities	(33)	(120)	48
Net cash flows provided by operating activities	760	729	884
Cash flows from investing activities
Capital expenditures	(1,262)	(1,226)	(1,247)
Other investing activities	11	18	2
Net cash flows used in investing activities	(1,251)	(1,208)	(1,245)
Cash flows from financing activities
Changes in short-term borrowings	278	130	(76)
Issuance of long-term debt	500	600	400
Retirement of long-term debt	(250)	(300)	—
Dividends paid on common stock	(300)	(292)	(246)
Contributions from parent	286	257	411
Other financing activities	(11)	(6)	(8)
Net cash flows provided by financing activities	503	389	481
Increase (decrease) in cash, restricted cash, and cash equivalents	12	(90)	120
Cash, restricted cash, and cash equivalents at beginning of period	55	145	25
Cash, restricted cash, and cash equivalents at end of period	$67	$55	$145

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$35	$(59)	$53
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets

	December 31,
(In millions)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$43	$51
Restricted cash and cash equivalents	24	4
Accounts receivable
Customer accounts receivable	617	436
Customer allowance for credit losses	(54)	(38)
Customer accounts receivable, net	563	398
Other accounts receivable	132	124
Other allowance for credit losses	(10)	(9)
Other accounts receivable, net	122	115
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	91	42
Materials and supplies	65	53
Prepaid utility taxes	52	49
Regulatory assets	177	215
Other	13	8
Total current assets	1,150	936
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,583 and $4,299 as of December 31, 2022 and 2021, respectively)	11,338	10,577
Deferred debits and other assets
Regulatory assets	527	477
Investments	7	14
Prepaid pension asset	291	276
Other	37	44
Total deferred debits and other assets	862	811
Total assets	$13,350	$12,324
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets

	December 31,
(In millions)	2022	2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$408	$130
Long-term debt due within one year	300	250
Accounts payable	462	349
Accrued expenses	159	176
Payables to affiliates	39	48
Customer deposits	105	97
Regulatory liabilities	47	26
Other	55	48
Total current liabilities	1,575	1,124
Long-term debt	3,907	3,711
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,832	1,686
Regulatory liabilities	816	934
Asset retirement obligations	30	26
Non-pension postretirement benefit obligations	166	175
Other	88	98
Total deferred credits and other liabilities	2,932	2,919
Total liabilities	8,414	7,754
Commitments and contingencies
Shareholder's equity
Common stock (No par value, 0 shares(a) authorized, 0 shares(a) outstanding as of December 31, 2022 and 2021)	2,861	2,575
Retained earnings	2,075	1,995
Total shareholder's equity	4,936	4,570
Total liabilities and shareholder's equity	$13,350	$12,324
_____________
(a)In millions, shares round to zero. Number of shares is 1,500 authorized and 1,000 outstanding as of December 31, 2022 and 2021.

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,907	$1,776	$3,683
Net income	—	349	349
Common stock dividends	—	(246)	(246)
Contributions from parent	411	—	411
Balance, December 31, 2020	$2,318	$1,879	$4,197
Net income	—	408	408
Common stock dividends	—	(292)	(292)
Contributions from parent	257	—	257
Balance, December 31, 2021	$2,575	$1,995	$4,570
Net income	—	380	380
Common stock dividends	—	(300)	(300)
Contributions from parent	286	—	286
Balance, December 31, 2022	$2,861	$2,075	$4,936
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating revenues
Electric operating revenues	$5,376	$4,769	$4,463
Natural gas operating revenues	238	168	162
Revenues from alternative revenue programs	(59)	91	21
Operating revenues from affiliates	10	13	17
Total operating revenues	5,565	5,041	4,663
Operating expenses
Purchased power	1,984	1,417	1,279
Purchased fuel	129	73	69
Purchased power from affiliates	51	367	366
Operating and maintenance	966	925	940
Operating and maintenance from affiliates	191	179	159
Depreciation and amortization	938	821	782
Taxes other than income taxes	475	458	450
Total operating expenses	4,734	4,240	4,045
Gain on sales of assets	—	—	11
Operating income	831	801	629
Other income and (deductions)
Interest expense, net	(292)	(267)	(268)
Other, net	78	69	57
Total other income and (deductions)	(214)	(198)	(211)
Income before income taxes	617	603	418
Income taxes	9	42	(77)
Net income	$608	$561	$495
Comprehensive income	$608	$561	$495
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$608	$561	$495
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	938	821	782
Deferred income taxes and amortization of investment tax credits	(9)	24	(97)
Other non-cash operating activities	163	(12)	103
Changes in assets and liabilities:
Accounts receivable	(184)	(48)	(159)
Receivables from and payables to affiliates, net	(46)	6	3
Inventories	(34)	(16)	(6)
Accounts payable and accrued expenses	30	34	49
Collateral received, net	148	49	—
Income taxes	(1)	17	(25)
Regulatory assets and liabilities, net	(136)	(99)	(129)
Pension and non-pension postretirement benefit contributions	(78)	(48)	(39)
Other assets and liabilities	(149)	(132)	25
Net cash flows provided by operating activities	1,250	1,157	1,002
Cash flows from investing activities
Capital expenditures	(1,709)	(1,720)	(1,604)
Other investing activities	6	2	7
Net cash flows used in investing activities	(1,703)	(1,718)	(1,597)
Cash flows from financing activities
Changes in short-term borrowings	(54)	100	160
Issuance of long-term debt	925	825	602
Retirement of long-term debt	(310)	(260)	(128)
Change in Exelon intercompany money pool	37	(14)	9
Distributions to member	(750)	(703)	(553)
Contributions from member	787	683	494
Other financing activities	(22)	(17)	(10)
Net cash flows provided by financing activities	613	614	574
Increase (decrease) in cash, restricted cash, and cash equivalents	160	53	(21)
Cash, restricted cash, and cash equivalents at beginning of period	213	160	181
Cash, restricted cash, and cash equivalents at end of period	$373	$213	$160

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$136	$(6)	$54
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$198	$136
Restricted cash and cash equivalents	175	77
Accounts receivable
Customer accounts receivable	734	616
Customer allowance for credit losses	(109)	(104)
Customer accounts receivable, net	625	512
Other accounts receivable	300	283
Other allowance for credit losses	(46)	(39)
Other accounts receivable, net	254	244
Receivable from affiliates	2	2
Inventories, net
Fossil fuel	18	11
Materials and supplies	236	209
Regulatory assets	455	432
Other	96	69
Total current assets	2,059	1,692
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,618 and $2,108 as of December 31, 2022 and 2021, respectively)	17,686	16,498
Deferred debits and other assets
Regulatory assets	1,610	1,794
Goodwill	4,005	4,005
Investments	138	145
Prepaid pension asset	353	344
Other	231	266
Total deferred debits and other assets	6,337	6,554
Total assets	$26,082	$24,744
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2022	2021
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$414	$468
Long-term debt due within one year	591	399
Accounts payable	771	578
Accrued expenses	260	281
Payables to affiliates	66	104
Borrowings from Exelon intercompany money pool	44	7
Customer deposits	88	81
Regulatory liabilities	76	68
Unamortized energy contract liabilities	10	89
PPA Termination Obligation	87	—
Other	330	171
Total current liabilities	2,737	2,246
Long-term debt	7,529	7,148
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,895	2,675
Regulatory liabilities	1,011	1,238
Asset retirement obligations	59	70
Non-pension postretirement benefit obligations	50	66
Unamortized energy contract liabilities	35	146
Other	536	570
Total deferred credits and other liabilities	4,586	4,765
Total liabilities	14,852	14,159
Commitments and contingencies
Member's equity
Membership interest	11,582	10,795
Undistributed losses	(352)	(210)
Total member's equity	11,230	10,585
Total liabilities and member's equity	$26,082	$24,744
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity

(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance, December 31, 2019	$9,618	$(10)	$9,608
Net income	—	495	495
Distribution to member	—	(553)	(553)
Contributions from member	494	—	494
Balance, December 31, 2020	$10,112	$(68)	$10,044
Net Income	—	561	561
Distribution to member	—	(703)	(703)
Contributions from member	683	—	683
Balance, December 31, 2021	$10,795	$(210)	$10,585
Net income	—	608	608
Distribution to member	—	(750)	(750)
Contributions from member	787	—	787
Balance, December 31, 2022	$11,582	$(352)	$11,230

See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating revenues
Electric operating revenues	$2,557	$2,216	$2,102
Revenues from alternative revenue programs	(31)	53	40
Operating revenues from affiliates	5	5	7
Total operating revenues	2,531	2,274	2,149
Operating expenses
Purchased power	795	353	324
Purchased power from affiliate	39	271	278
Operating and maintenance	284	258	248
Operating and maintenance from affiliates	223	213	205
Depreciation and amortization	417	403	377
Taxes other than income taxes	382	373	367
Total operating expenses	2,140	1,871	1,799
Gain on sales of assets	—	—	9
Operating income	391	403	359
Other income and (deductions)
Interest expense, net	(150)	(140)	(138)
Other, net	55	48	38
Total other income and (deductions)	(95)	(92)	(100)
Income before income taxes	296	311	259
Income taxes	(9)	15	(7)
Net income	$305	$296	$266
Comprehensive income	$305	$296	$266
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$305	$296	$266
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	417	403	377
Deferred income taxes and amortization of investment tax credits	(17)	(8)	(46)
Other non-cash operating activities	36	(52)	(23)
Changes in assets and liabilities:
Accounts receivable	(104)	(28)	(67)
Receivables from and payables to affiliates, net	(33)	6	(12)
Inventories	(16)	(8)	1
Accounts payable and accrued expenses	24	16	41
Collateral received, net	24	2	—
Income taxes	(19)	11	(1)
Regulatory assets and liabilities, net	(69)	(81)	(55)
Pension and non-pension postretirement benefit contributions	(11)	(11)	(11)
Other assets and liabilities	(66)	(84)	31
Net cash flows provided by operating activities	471	462	501
Cash flows from investing activities
Capital expenditures	(874)	(843)	(773)
Other investing activities	3	(1)	—
Net cash flows used in investing activities	(871)	(844)	(773)
Cash flows from financing activities
Changes in short-term borrowings	124	140	(47)
Issuance of long-term debt	625	275	300
Retirement of long-term debt	(310)	—	(3)
Dividends paid on common stock	(463)	(268)	(232)
Contributions from parent	465	244	262
Other financing activities	(10)	(6)	(6)
Net cash flows provided by financing activities	431	385	274
Increase in cash, restricted cash, and cash equivalents	31	3	2
Cash, restricted cash, and cash equivalents at beginning of period	68	65	63
Cash, restricted cash, and cash equivalents at end of period	$99	$68	$65

Supplemental cash flow information
Increase in capital expenditures not paid	$65	$30	$1
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets

	December 31,
(In millions)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$45	$34
Restricted cash and cash equivalents	54	34
Accounts receivable
Customer accounts receivable	351	277
Customer allowance for credit losses	(47)	(37)
Customer accounts receivable, net	304	240
Other accounts receivable	180	160
Other allowance for credit losses	(25)	(16)
Other accounts receivable, net	155	144
Inventories, net	135	119
Regulatory assets	235	213
Other	53	25
Total current assets	981	809
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,067 and $3,875 as of December 31, 2022 and 2021, respectively)	8,794	8,104
Deferred debits and other assets
Regulatory assets	437	532
Investments	119	120
Prepaid pension asset	273	279
Other	53	59
Total deferred debits and other assets	882	990
Total assets	$10,657	$9,903
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets

	December 31,
(In millions)	2022	2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$299	$175
Long-term debt due within one year	4	313
Accounts payable	382	272
Accrued expenses	125	160
Payables to affiliates	34	59
Customer deposits	39	35
Regulatory liabilities	6	14
Merger related obligation	26	27
Other	93	55
Total current liabilities	1,008	1,110
Long-term debt	3,747	3,132
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,382	1,275
Regulatory liabilities	455	549
Asset retirement obligations	39	45
Non-pension postretirement benefit obligations	—	3
Other	244	314
Total deferred credits and other liabilities	2,120	2,186
Total liabilities	6,875	6,428
Commitments and contingencies
Shareholder's equity
Common stock ($0.01 par value, 200 shares authorized, 0 shares(a) outstanding as of December 31, 2022 and 2021)	2,767	2,302
Retained earnings	1,015	1,173
Total shareholder's equity	3,782	3,475
Total liabilities and shareholder's equity	$10,657	$9,903
_____________
(a)In millions, shares round to zero. Number of shares is 100 outstanding as of December 31, 2022 and 2021.

See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,796	$1,111	$2,907
Net income	—	266	266
Common stock dividends	—	(232)	(232)
Contributions from parent	262	—	262
Balance, December 31, 2020	$2,058	$1,145	$3,203
Net income	—	296	296
Common stock dividends	—	(268)	(268)
Contributions from parent	244	—	244
Balance, December 31, 2021	$2,302	$1,173	$3,475
Net income	—	305	305
Common stock dividends	—	(463)	(463)
Contributions from parent	465	—	465
Balance, December 31, 2022	$2,767	$1,015	$3,782
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating revenues
Electric operating revenues	$1,360	$1,191	$1,107
Natural gas operating revenues	238	168	162
Revenues from alternative revenue programs	(9)	14	(7)
Operating revenues from affiliates	6	7	9
Total operating revenues	1,595	1,380	1,271
Operating expenses
Purchased power	567	387	359
Purchased fuel	129	73	69
Purchased power from affiliates	10	79	75
Operating and maintenance	183	183	208
Operating and maintenance from affiliates	166	162	153
Depreciation and amortization	232	210	191
Taxes other than income taxes	72	67	65
Total operating expenses	1,359	1,161	1,120
Operating income	236	219	151
Other income and (deductions)
Interest expense, net	(66)	(61)	(61)
Other, net	13	12	10
Total other income and (deductions)	(53)	(49)	(51)
Income before income taxes	183	170	100
Income taxes	14	42	(25)
Net income	$169	$128	$125
Comprehensive income	$169	$128	$125
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$169	$128	$125
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	232	210	191
Deferred income taxes and amortization of investment tax credits	16	39	(13)
Other non-cash operating activities	29	3	51
Changes in assets and liabilities:
Accounts receivable	(59)	15	(34)
Receivables from and payables to affiliates, net	(10)	(3)	8
Inventories	(11)	(8)	(5)
Accounts payable and accrued expenses	19	16	4
Collateral received, net	78	43	—
Income taxes	—	13	(25)
Regulatory assets and liabilities, net	(34)	(43)	(35)
Pension and non-pension postretirement benefit contributions	(1)	(1)	—
Other assets and liabilities	(10)	(27)	5
Net cash flows provided by operating activities	418	385	272
Cash flows from investing activities
Capital expenditures	(430)	(429)	(424)
Other investing activities	3	4	(3)
Net cash flows used in investing activities	(427)	(425)	(427)
Cash flows from financing activities
Changes in short-term borrowings	(34)	3	90
Issuance of long-term debt	125	125	178
Retirement of long-term debt	—	—	(80)
Dividends paid on common stock	(143)	(147)	(141)
Contributions from parent	147	120	112
Other financing activities	(5)	(5)	(2)
Net cash flows provided by financing activities	90	96	157
Increase in cash, restricted cash, and cash equivalents	81	56	2
Cash, restricted cash, and cash equivalents at beginning of period	71	15	13
Cash, restricted cash, and cash equivalents at end of period	$152	$71	$15

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$23	$(18)	$20
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets

	December 31,
(In millions)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$31	$28
Restricted cash and cash equivalents	121	43
Accounts receivable
Customer accounts receivable	204	149
Customer allowance for credit losses	(21)	(18)
Customer accounts receivable, net	183	131
Other accounts receivable	52	58
Other allowance for credit losses	(7)	(8)
Other accounts receivable, net	45	50
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	18	11
Materials and supplies	58	54
Prepaid utility taxes	23	20
Regulatory assets	80	68
Other	14	16
Total current assets	573	422
Property, plant, and equipment, (net of accumulated depreciation and amortization of $1,772 and $1,635 as of December 31, 2022 and 2021, respectively)	4,820	4,560
Deferred debits and other assets
Regulatory assets	202	212
Prepaid pension asset	153	157
Other	54	61
Total deferred debits and other assets	409	430
Total assets	$5,802	$5,412
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets

	December 31,
(In millions)	2022	2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$115	$149
Long-term debt due within one year	584	83
Accounts payable	172	131
Accrued expenses	41	40
Payables to affiliates	22	33
Customer deposits	29	28
Regulatory liabilities	44	25
Other	136	59
Total current liabilities	1,143	548
Long-term debt	1,354	1,727
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	869	803
Regulatory liabilities	380	441
Asset retirement obligations	13	16
Non-pension postretirement benefit obligations	9	11
Other	84	89
Total deferred credits and other liabilities	1,355	1,360
Total liabilities	3,852	3,635
Commitments and contingencies
Shareholder's equity
Common stock ($2.25 par value, 0 shares(a) authorized, 0 shares(a) outstanding as of December 31, 2022 and 2021, respectively)	1,356	1,209
Retained earnings	594	568
Total shareholder's equity	1,950	1,777
Total liabilities and shareholder's equity	$5,802	$5,412
_____________
(a)In millions, shares round to zero. Number of shares is 1,000 authorized and 1,000 outstanding as of December 31, 2022 and 2021.
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$977	$603	$1,580
Net income	—	125	125
Common stock dividends	—	(141)	(141)
Contributions from parent	112	—	112
Balance, December 31, 2020	$1,089	$587	$1,676
Net income	—	128	128
Common stock dividends	—	(147)	(147)
Contributions from parent	120	—	120
Balance, December 31, 2021	$1,209	$568	$1,777
Net income	—	169	169
Common stock dividends	—	(143)	(143)
Contributions from parent	147	—	147
Balance, December 31, 2022	$1,356	$594	$1,950
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating revenues
Electric operating revenues	$1,448	$1,362	$1,253
Revenues from alternative revenue programs	(19)	24	(12)
Operating revenues from affiliates	2	2	4
Total operating revenues	1,431	1,388	1,245
Operating expenses
Purchased power	622	677	596
Purchased power from affiliate	2	17	13
Operating and maintenance	189	179	192
Operating and maintenance from affiliates	142	141	134
Depreciation and amortization	261	179	180
Taxes other than income taxes	9	8	8
Total operating expenses	1,225	1,201	1,123
Gain on sales of assets	—	—	2
Operating income	206	187	124
Other income and (deductions)
Interest expense, net	(66)	(58)	(59)
Other, net	11	4	6
Total other income and (deductions)	(55)	(54)	(53)
Income before income taxes	151	133	71
Income taxes	3	(13)	(41)
Net income	$148	$146	$112
Comprehensive income	$148	$146	$112
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$148	$146	$112
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	261	179	180
Deferred income taxes and amortization of investment tax credits	(2)	(15)	(37)
Other non-cash operating activities	46	—	36
Changes in assets and liabilities:
Accounts receivable	(19)	(37)	(55)
Receivables from and payables to affiliates, net	(4)	4	6
Inventories	(7)	1	(3)
Accounts payable and accrued expenses	(9)	3	5
Collateral received, net	46	4	—
Income taxes	11	—	(1)
Regulatory assets and liabilities, net	(19)	24	(42)
Pension and non-pension postretirement benefit contributions	(7)	(3)	(2)
Other assets and liabilities	(61)	(11)	—
Net cash flows provided by operating activities	384	295	199
Cash flows from investing activities
Capital expenditures	(398)	(445)	(401)
Other investing activities	1	1	6
Net cash flows used in investing activities	(397)	(444)	(395)
Cash flows from financing activities
Changes in short-term borrowings	(144)	(43)	117
Issuance of long-term debt	175	425	123
Retirement of long-term debt	—	(260)	(44)
Dividends paid on common stock	(145)	(288)	(114)
Contributions from parent	175	319	117
Other financing activities	(5)	(5)	(1)
Net cash flows provided by financing activities	56	148	198
Increase (decrease) in cash, restricted cash, and cash equivalents	43	(1)	2
Cash, restricted cash, and cash equivalents at beginning of period	29	30	28
Cash, restricted cash, and cash equivalents at end of period	$72	$29	$30

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$48	$(18)	$33
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets

	December 31,
(In millions)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$72	$29
Accounts receivable
Customer accounts receivable	179	190
Customer allowance for credit losses	(41)	(49)
Customer accounts receivable, net	138	141
Other accounts receivable	70	76
Other allowance for credit losses	(14)	(15)
Other accounts receivable, net	56	61
Receivables from affiliates	1	2
Inventories, net	43	36
Regulatory assets	130	61
Other	3	3
Total current assets	443	333
Property, plant, and equipment, (net of accumulated depreciation and amortization of $1,551 and $1,420 as of December 31, 2022 and 2021, respectively)	3,990	3,729
Deferred debits and other assets
Regulatory assets	494	430
Prepaid pension asset	18	27
Other	34	37
Total deferred debits and other assets	546	494
Total assets	$4,979	$4,556
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets

	December 31,
(In millions)	2022	2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$144
Long-term debt due within one year	3	3
Accounts payable	206	165
Accrued expenses	47	44
Payables to affiliates	26	31
Customer deposits	21	18
Regulatory liabilities	26	28
PPA termination obligation	87	—
Other	58	12
Total current liabilities	474	445
Long-term debt	1,754	1,579
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	734	682
Regulatory liabilities	156	214
Non-pension postretirement benefit obligations	8	12
Other	100	49
Total deferred credits and other liabilities	998	957
Total liabilities	3,226	2,981
Commitments and contingencies
Shareholder's equity
Common stock ($3.00 par value, 25 shares authorized, 9 shares outstanding as of December 31, 2022 and 2021)	1,765	1,590
Retained deficit	(12)	(15)
Total shareholder's equity	1,753	1,575
Total liabilities and shareholder's equity	$4,979	$4,556
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance, December 31, 2019	$1,154	$129	$1,283
Net income	—	112	112
Common stock dividends	—	(114)	(114)
Contributions from parent	117	—	117
Balance, December 31, 2020	$1,271	$127	$1,398
Net income	—	146	146
Common stock dividends	—	(288)	(288)
Contributions from parent	319	—	319
Balance, December 31, 2021	$1,590	$(15)	$1,575
Net income	—	148	148
Common stock dividends	—	(145)	(145)
Contributions from parent	175	—	175
Balance, December 31, 2022	$1,765	$(12)	$1,753

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
Through its business services subsidiary, BSC, Exelon provides its subsidiaries with a variety of support services at cost, including legal, human resources, financial, information technology, and supply management services. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services at cost, including legal, finance, engineering, customer operations, distribution and transmission planning, asset management, system operations, and power procurement, to PHI operating companies. The costs of BSC and PHISCO are directly charged or allocated to the applicable subsidiaries. The results of Exelon’s corporate operations are presented as “Other” within the consolidated financial statements and include intercompany eliminations unless otherwise disclosed.
As of December 31, 2022 and 2021, Exelon owned 100% of PECO, BGE, and PHI and more than 99% of ComEd. PHI owns 100% of Pepco, DPL, and ACE. As of December 31, 2021, Exelon owned 100% of Generation. As of February 1, 2022, as a result of the completion of the separation, Exelon no longer owns any interest in Generation. The separation of Constellation, including Generation and its subsidiaries, meets the

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies
criteria for discontinued operations and as such, its results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Comprehensive income, shareholders' equity, and cash flows related to Generation have not been segregated and are included in the Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows, respectively, for all periods presented. See Note 2 — Discontinued Operations for additional information.
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

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and accompanying notes, and the amounts of revenues and expenses reported during the periods covered by those financial statements and accompanying notes. As of December 31, 2022 and 2021, and through the date of this report, management assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, allowance for credit losses and the carrying value of goodwill and other long-lived assets, in context with the information reasonably available and the unknown future impacts of COVID-19. The Registrants' future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to their consolidated financial statements in future reporting periods.
Use of Estimates (All Registrants)
The preparation of financial statements of each of the Registrants in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Areas in which significant estimates have been made include, but are not limited to, the accounting for pension and OPEB, unbilled energy revenues, allowance for credit losses, inventory reserves, goodwill and long-lived asset impairment assessments, derivative instruments, unamortized energy contracts, fixed asset depreciation, environmental costs and other loss contingencies, AROs, and taxes. Actual results could differ from those estimates.
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
The error was corrected through a revision to ACE’s financial statements contained herein. The impact of the error correction was an $8 million increase to ACE’s opening Retained earnings as of January 1, 2021 with a corresponding reduction to Regulatory liabilities of $11 million and an increase to Deferred income taxes and unamortized investment tax credits of $3 million. The impact of the error to ACE’s Total operating revenues and Net income was less than $1 million for the year ended December 31, 2021. The error did not impact net cash flows provided by operating activities, net cash flows used in investing activities or net cash flows provided by financing activities for the year ended December 31, 2021.
The error was corrected in the Exelon and PHI financial statements for the year ended December 31, 2022 as it was not material, resulting in an increase to Net income of $8 million.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies
Regulatory Accounting (All Registrants)
For their regulated electric and gas operations, the Registrants reflect the effects of cost-based rate regulation in their financial statements, which is required for entities with regulated operations that meet the following criteria: (1) rates are established or approved by a third-party regulator; (2) rates are designed to recover the entities’ cost of providing services or products; and (3) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Registrants account for their regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction, principally the ICC, PAPUC, MDPSC, DCPSC, DEPSC, and NJBPU, under state public utility laws and the FERC under various Federal laws. Regulatory assets and liabilities are amortized and the related expense or revenue is recognized in the Consolidated Statements of Operations consistent with the recovery or refund included in customer rates. The Registrants' regulatory assets and liabilities as of the balance sheet date are probable of being recovered or settled in future rates. If a separable portion of the Registrants' business was no longer able to meet the criteria discussed above, the affected entities would be required to eliminate from their consolidated financial statements the effects of regulation for that portion, which could have a material impact on their financial statements. See Note 3 — Regulatory Matters for additional information.
With the exception of income tax-related regulatory assets and liabilities, the Registrants classify regulatory assets and liabilities with a recovery or settlement period greater than one year as both current and noncurrent in their Consolidated Balance Sheets, with the current portion representing the amount expected to be recovered from or refunded to customers over the next twelve-month period as of the balance sheet date. Income tax-related regulatory assets and liabilities are classified entirely as noncurrent in the Registrants’ Consolidated Balance Sheets to align with the classification of the related deferred income tax balances.
The Registrants treat the impacts of a final rate order received after the balance sheet date but prior to the issuance of the financial statements as a non-recognized subsequent event, as the receipt of a final rate order is a separate and distinct event that has future impacts on the parties affected by the order.
Revenues (All Registrants)
Operating Revenues. The Registrants’ operating revenues generally consist of revenues from contracts with customers involving the sale and delivery of power and natural gas and utility revenues from ARP. The Registrants recognize revenue from contracts with customers to depict the transfer of goods or services to customers in an amount that the entities expect to be entitled to in exchange for those goods or services. The primary sources of revenue include regulated electric and natural gas tariff sales, distribution, and transmission services. At the end of each month, the Registrants accrue an estimate for the unbilled amount of energy delivered or services provided to customers.
ComEd records ARP revenue for its best estimate of the electric distribution, energy efficiency, and transmission revenue impacts resulting from future changes in rates that ComEd believes are probable of approval by the ICC and FERC in accordance with its formula rate mechanisms. BGE, Pepco, DPL, and ACE record ARP revenue for their best estimate of the electric and natural gas distribution revenue impacts resulting from future changes in rates that they believe are probable of approval by the MDPSC, DCPSC, and/or NJBPU in accordance with their revenue decoupling mechanisms. PECO, BGE, Pepco, DPL, and ACE record ARP revenue for their best estimate of the transmission revenue impacts resulting from future changes in rates that they believe are probable of approval by FERC in accordance with their formula rate mechanisms. The companies recognize all ARP revenues that will be collected within 24 months of the end of the annual period in which they are recorded. See Note 3 — Regulatory Matters for additional information.
Taxes Directly Imposed on Revenue-Producing Transactions. The Registrants collect certain taxes from customers such as sales and gross receipts taxes, along with other taxes, surcharges, and fees, that are levied by state or local governments on the sale or distribution of electricity and gas. Some of these taxes are imposed on the customer, but paid by the Registrants, while others are imposed on the Registrants. Where these taxes are imposed on the customer, such as sales taxes, they are reported on a net basis with no impact to the Consolidated Statements of Operations and Comprehensive Income. However, where these taxes are imposed on the Registrants, such as gross receipts taxes or other surcharges or fees, they are reported on a gross basis. Accordingly, revenues are recognized for the taxes collected from customers along with an offsetting expense. See Note 22 — Supplemental Financial Information for taxes that are presented on a gross basis.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies
Leases (All Registrants)
The Registrants recognize a ROU asset and lease liability for operating and finance leases with a term of greater than one year. Operating lease ROU assets are included in Other deferred debits and other assets and operating lease liabilities are included in Other current liabilities and Other deferred credits and other liabilities on the Consolidated Balance Sheets. Finance lease ROU assets are included in Plant, property, and equipment, net and finance lease liabilities are included in Long-term debt due within one year and Long-term debt on the Consolidated Balance Sheets. The ROU asset is measured as the sum of (1) the present value of all remaining fixed and in-substance fixed payments using the rate implicit in the lease whenever that is readily determinable or each Registrant’s incremental borrowing rate, (2) any lease payments made at or before the commencement date (less any lease incentives received), and (3) any initial direct costs incurred. The lease liability is measured the same as the ROU asset, but excludes any payments made before the commencement date and initial direct costs incurred. Lease terms include options to extend or terminate the lease if it is reasonably certain they will be exercised. The Registrants include non-lease components for most asset classes, which are service-related costs that are not integral to the use of the asset, in the measurement of the ROU asset and lease liability.
Expense for operating leases and leases with a term of one year or less is recognized on a straight-line basis over the term of the lease, unless another systematic and rational basis is more representative of the derivation of benefit from use of the leased property. Variable lease payments are recognized in the period in which the related obligation is incurred. Operating lease expense, finance lease expense, and variable lease payments are primarily recorded to Operating and maintenance expense on the Registrants’ Statements of Operations and Comprehensive Income.
Income from operating leases, including subleases, is recognized on a straight-line basis over the term of the lease, unless another systematic and rational basis is more representative of the pattern in which income is earned over the term of the lease. Variable lease income is recognized in the period in which the related obligation is performed. Operating lease income and variable lease income are recorded to Operating revenues on the Registrants’ Statements of Operations and Comprehensive Income.
The Registrants’ operating and finance leases consist primarily of real estate including office buildings and vehicles and equipment. The Registrants account for land right arrangements that provide for exclusive use as leases while shared use land arrangements are generally not leases. The Registrants do not account for secondary use pole attachments as leases.
See Note 10 — Leases for additional information.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies
Restricted Cash and Cash Equivalents (All Registrants)
Restricted cash and cash equivalents represent funds that are restricted to satisfy designated current liabilities. As of December 31, 2022 and 2021, the Registrants' restricted cash and cash equivalents primarily represented the following items:

Registrant	Description
Exelon	Payment of medical, dental, vision, and long-term disability benefits, in addition to the items listed below for the Utility Registrants.
ComEd	Collateral held from suppliers associated with energy and REC procurement contracts, any over-recovered RPS costs and alternative compliance payments received from RES pursuant to FEJA, and costs for the remediation of an MGP site.
PECO	Proceeds from the sales of assets that were subject to PECO’s mortgage indenture.
BGE	Proceeds from the loan program for the completion of certain energy efficiency measures and collateral held from energy suppliers.
PHI(a)	Payment of merger commitments, collateral held from its energy suppliers associated with procurement contracts, and repayment of Transition Bonds
Pepco	Payment of merger commitments and collateral held from energy suppliers.
DPL	Collateral held from energy suppliers.
ACE(a)	Repayment of Transition Bonds
__________
(a) As of December 31, 2021, the Transition Bonds were fully redeemed.
Restricted cash and cash equivalents not available to satisfy current liabilities are classified as noncurrent assets. As of December 31, 2022 and 2021, the Registrants' noncurrent restricted cash and cash equivalents primarily represented ComEd’s over-recovered RPS costs and alternative compliance payments received from RES pursuant to FEJA and costs for the remediation of an MGP site.
See Note 16 — Debt and Credit Agreements and Note 22 — Supplemental Financial Information for additional information.
Allowance for Credit Losses on Accounts Receivables (All Registrants)
The allowance for credit losses reflects the Registrants’ best estimates of losses on the customers' accounts receivable balances based on historical experience, current information, and reasonable and supportable forecasts.
The allowance for credit losses is developed by applying loss rates for each Utility Registrant, based on historical loss experience, current conditions, and forward-looking risk factors, to the outstanding receivable balance by customer risk segment. Utility Registrants' customer accounts are written off consistent with approved regulatory requirements. Adjustments to the allowance for credit losses are primarily recorded to Operating and maintenance expense on the Registrants' Consolidated Statements of Operations and Comprehensive Income or Regulatory assets and liabilities on the Registrants' Consolidated Balance Sheets. See Note 3 - Regulatory Matters for additional information regarding the regulatory recovery of credit losses on customer accounts receivable.

The Registrants have certain non-customer receivables in Other deferred debits and other assets which primarily are with governmental agencies and other high-quality counterparties with no history of default. As such, the allowance for credit losses related to these receivables is not material.  The Registrants monitor these balances and will record an allowance if there are indicators of a decline in credit quality. See Note 6 — Accounts Receivable for additional information.
Inventories (All Registrants)
Inventory is recorded at the lower of weighted average cost or net realizable value. Provisions are recorded for excess and obsolete inventory. Fossil fuel and materials and supplies are generally included in inventory when purchased. Fossil fuel is expensed to Purchased power and fuel expense when used or sold. Materials and supplies generally includes transmission and distribution materials and are expensed to Operating and maintenance or capitalized to Property, plant, and equipment, as appropriate, when installed or used.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies
Property, Plant, and Equipment (All Registrants)
Property, plant, and equipment is recorded at original cost. Original cost includes construction-related direct labor and material costs and indirect construction costs including labor and related costs of departments associated with supporting construction activities. When appropriate, original cost also includes AFUDC for regulated property at the Utility Registrants. The cost of repairs and maintenance and minor replacements of property is charged to Operating and maintenance expense as incurred.
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
AFUDC. AFUDC is the cost, during the period of construction, of debt and equity funds used to finance construction projects for regulated operations. AFUDC is recorded to construction work in progress and as a non-cash credit to an allowance that is included in interest expense for debt-related funds and other income and deductions for equity-related funds. The rates used for capitalizing AFUDC are computed under a method prescribed by regulatory authorities.
See Note 7 — Property, Plant, and Equipment, Note 8 — Jointly Owned Electric Utility Plant and Note 22 — Supplemental Financial Information for additional information.
Depreciation and Amortization (All Registrants)
Depreciation is generally recorded over the estimated service lives of property, plant, and equipment on a straight-line basis using the group or composite methods of depreciation. The group approach is typically for groups of similar assets that have approximately the same useful lives and the composite approach is used for dissimilar assets that have different lives. Under both methods, a reporting entity depreciates the assets over the average life of the assets in the group. ComEd, BGE, Pepco, DPL, and ACE's depreciation expense includes the estimated cost of dismantling and removing plant from service upon retirement, which is consistent with each utility's regulatory recovery method. PECO's removal costs are capitalized to accumulated depreciation when incurred and recorded to depreciation expense over the life of the new asset constructed consistent with PECO's regulatory recovery method. The estimated service lives for the Registrants are based on a combination of depreciation studies and historical retirements. See Note 7 — Property, Plant, and Equipment for additional information regarding depreciation.
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
Amortization of income tax related regulatory assets and liabilities is generally recorded to Income tax expense. Except for the regulatory assets and liabilities discussed above, amortization is generally recorded to

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies
Depreciation and amortization in the Registrants’ Consolidated Statements of Operations and Comprehensive Income when the recovery period is more than one year.
See Note 3 — Regulatory Matters and Note 22 — Supplemental Financial Information for additional information regarding the amortization of the Registrants' regulatory assets.
Asset Retirement Obligations (All Registrants)
The Registrants estimate and recognize a liability for their legal obligation to perform asset retirement activities even though the timing and/or methods of settlement may be conditional on future events. The Registrants update their AROs either annually or on a rotational basis at least once every three years, based on a risk profile, unless circumstances warrant more frequent updates. The updates factor in new cost estimates, credit-adjusted, risk-free rates (CARFR) and escalation rates, and the timing of cash flows. AROs are accreted throughout each year to reflect the time value of money for these present value obligations through an increase to regulatory assets. See Note 9 — Asset Retirement Obligations for additional information.
Guarantees (All Registrants)
If necessary, the Registrants recognize a liability at the time of issuance of a guarantee for the fair value of the obligations they have undertaken by issuing the guarantee. The liability is reduced or eliminated as the Registrants are released from risk under the guarantee. Depending on the nature of the guarantee, the release from risk of the Registrant may be recognized only upon the expiration or settlement of the guarantee or by a systematic and rational amortization method over the term of the guarantee. See Note 18 — Commitments and Contingencies for additional information.
Asset Impairments
Long-Lived Assets (All Registrants). The Registrants evaluate the carrying value of long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Indicators of impairment may include specific regulatory disallowance, abandonment, or plans to dispose of a long-lived asset significantly before the end of its useful life. When the estimated undiscounted future cash flows attributable to the long-lived asset may not be recoverable, the amount of the impairment loss is determined by measuring the excess of the carrying amount of the long-lived asset over its fair value.
Goodwill (Exelon, ComEd, and PHI). Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized but is assessed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. See Note 12 — Intangible Assets for additional information.
Derivative Financial Instruments (All Registrants)
Derivatives are recognized on the balance sheet at their fair value unless they qualify for certain exceptions, including NPNS. For derivatives that qualify and are designated as cash flow hedges, changes in fair value each period are initially recorded in AOCI and recognized in earnings when the underlying hedged transaction affects earnings. Amounts recognized in earnings are recorded in Interest expense, net on the Consolidated Statement of Operations and Comprehensive Income based on the activity the transaction is economically hedging. Cash inflows and outflows related to derivative instruments designated as cash flow hedges are included as a component of operating, investing, or financing cash flows in the Consolidated Statements of Cash Flows, depending on the nature of each transaction.
For derivatives intended to serve as economic hedges, which are not designated for hedge accounting, changes in fair value each period are recognized in earnings or as a regulatory asset or liability each period. Amounts recognized in earnings are recorded in Electric operating revenues, Purchased power and fuel, or Interest expense in the Consolidated Statements of Operations and Comprehensive Income based on the activity the transaction is economically hedging. Changes in fair value are also recorded as a regulatory asset or liability when there is an ability to recover or return the associated costs or benefits in accordance with regulatory requirements. Cash inflows and outflows related to derivative instruments are included as a component of operating, investing, or financing cash flows in the Consolidated Statements of Cash Flows, depending on the

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies
nature of the hedged item. See Note 3 — Regulatory Matters and Note 15 — Derivative Financial Instruments for additional information.
Retirement Benefits (All Registrants)
Exelon sponsors defined benefit pension plans and OPEB plans for substantially all current employees.
The plan obligations and costs of providing benefits under these plans are measured as of December 31. The measurement involves various factors, assumptions, and accounting elections. The impact of assumption changes or experience different from that assumed on pension and OPEB obligations is recognized over time rather than immediately recognized in the Consolidated Statements of Operations and Comprehensive Income. Gains or losses in excess of the greater of ten percent of the projected benefit obligation or the MRV of plan assets are amortized over the expected average remaining service period of plan participants. See Note 14 — Retirement Benefits for additional information.
2. Discontinued Operations (Exelon)
On February 21, 2021, Exelon's Board of Directors approved a plan to separate the Utility Registrants and Generation, creating two publicly traded companies ("the separation"). Exelon completed the separation on February 1, 2022, through the distribution of 326,663,937 common stock shares of Constellation, the new publicly traded company, to Exelon shareholders. Under the separation plan, Exelon shareholders retained their current shares of Exelon stock and received one share of Constellation common stock for every three shares of Exelon common stock held on January 20, 2022, the record date for the distribution, in a transaction that was tax-free to Exelon and its shareholders for U.S. federal income tax purposes.
Constellation was newly formed and incorporated in Pennsylvania on June 15, 2021 for the purposes of separation and holds Generation (including Generation's subsidiaries).
Pursuant to the separation:
•Exelon entered into four term loans consisting of a 364-day term loan for $1.15 billion and three 18-month term loans for $300 million, $300 million and $250 million, respectively. Exelon issued these term loans primarily to fund the cash payment to Constellation and for general corporate purposes. See Note 16 — Debt and Credit Agreements for additional information.
•Exelon made a cash payment of $1.75 billion to Constellation on January 31, 2022.
•Exelon contributed its equity ownership interest in Generation to Constellation. Exelon no longer retains any equity ownership interest in Generation or Constellation.
•Exelon transferred certain corporate assets and employee-related obligations to Constellation.
•Exelon received cash from Generation of $258 million to settle the intercompany loan on January 31, 2022. See Note 16 — Debt and Credit Agreements for additional information.
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
•Transition Services Agreement (TSA) – governs the terms and conditions of the services that Exelon will provide to Constellation and Constellation will provide to Exelon for an expected period of two years, provided that certain services may be longer than the term and services may be extended with approval from both parties. The services include specified accounting, finance, information technology, human resources, employee benefits, and other services that have historically been provided on a centralized basis by BSC. For the period from February 1, 2022 to December 31, 2022, the amounts Exelon billed

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 2 — Discontinued Operations
Constellation and Constellation billed Exelon for these services were $266 million recorded in Other income, net and $43 million recorded in Operating and maintenance expense, respectively.
•Tax Matters Agreement (TMA) – governs the respective rights, responsibilities and obligations of Exelon and Constellation with respect to all tax matters, including tax liabilities and benefits, tax attributes, tax returns, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. See Note 13 — Income Taxes for additional Information.
In addition, the Utility Registrants will continue to incur expenses from transactions with Constellation after the separation. Prior to the separation, such expenses were primarily recorded as Purchased power from affiliates and an immaterial amount recorded as Operating and maintenance expense from affiliates at the Utility Registrants. After the separation, such expenses are primarily recorded as Purchased power and an immaterial amount recorded as Operating and maintenance expense at the Utility Registrants.
•ComEd had an ICC-approved RFP contract with Constellation to provide a portion of ComEd’s electric supply requirements. ComEd also purchased RECs and ZECs from Constellation.
•PECO received electric supply from Constellation under contracts executed through PECO’s competitive procurement process. In addition, PECO had a ten-year agreement with Constellation to sell solar AECs.
•BGE received a portion of its energy requirements from Constellation under its MDPSC-approved market-based SOS and gas commodity programs.
•Pepco received electric supply from Constellation under contracts executed through Pepco’s competitive procurement process approved by the MDPSC and DCPSC.
•DPL received a portion of its energy requirements from Constellation under its MDPSC and DEPSC approved market-based SOS commodity programs.
•ACE received electric supply from Constellation under contracts executed through ACE’s competitive procurement process approved by the NJBPU.
ComEd and PECO also have receivables with Constellation for estimated excess funds at the end of decommissioning the Regulatory Agreement Units, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 3 — Regulatory Matters and Note 23 — Related Party Transactions for additional information.
Discontinued Operations
The separation represented a strategic shift that would have a major effect on Exelon’s operations and financial results. Accordingly, the separation meets the criteria for discontinued operations.
The following table presents the results of Constellation that have been reclassified from continuing operations and included in discontinued operations within Exelon’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020.
These results are primarily Generation, which is comprised of Exelon’s Mid-Atlantic, Midwest, New York, ERCOT, and Other Power Regions reportable segments, and include the impact of transaction costs, certain BSC costs, including any transition costs, that were historically allocated and directly attributable to Generation, transactions between Generation and the Utility Registrants, and tax-related adjustments. Transaction costs include costs for external bankers, accountants, appraisers, lawyers, external counsels and other advisors, among others, who were involved in the negotiation, appraisal, due diligence and regulatory approval of the separation. Transition costs are primarily employee-related costs such as recruitment expenses, costs to establish certain stand-alone functions and information technology systems, professional services fees, and other separation-related costs during the transition to separate Generation. For the purposes of reporting discontinued operations, these results also include transactions between Generation and the Utility Registrants that were historically eliminated within Exelon’s Consolidated Statements of Operations, as these transactions will be ongoing after the separation. Certain BSC costs that were historically allocated to Generation are presented as part of continuing operations in

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 2 — Discontinued Operations
Exelon’s Consolidated Statements of Operations as these costs do not qualify as expenses of the discontinued operations per the accounting rules.

	For the Years Ended December 31,
	2022	2021	2020
Operating revenues
Competitive business revenues	$1,855	$18,466	$16,399
Competitive business revenues from affiliates	161	1,189	1,206
Total operating revenues	2,016	19,655	17,605
Operating expenses
Competitive businesses purchased power and fuel	1,138	12,163	9,585
Operating and maintenance(a)	371	4,174	4,794
Depreciation and amortization	94	3,003	2,123
Taxes other than income taxes	44	475	482
Total operating expenses	1,647	19,815	16,984
Gain on sales of assets and businesses	10	201	11
Operating income	379	41	632
Other income and (deductions)
Interest expense, net	(20)	(282)	(328)
Other, net	(281)	795	937
Total other (deductions) and income	(301)	513	609
Income before income taxes	78	554	1,241
Income taxes	(40)	332	380
Equity in losses of unconsolidated affiliates	(1)	(9)	(6)
Net income	117	213	855
Net income (loss) attributable to noncontrolling interests	1	123	(9)
Net income from discontinued operations	$116	$90	$864
__________
(a)Includes transaction and transition costs related to the separation of $52 million and $43 million for the years ended December 31, 2022 and 2021, respectively. There were no separation related costs incurred in 2020. See discussion above for additional information.
There were no assets and liabilities of discontinued operations included in Exelon's Consolidated Balance Sheet as of December 31, 2022. Constellation had net assets of $11,573 million that separated on February 1, 2022 that resulted in a reduction to Exelon's equity during the year ended December 31, 2022. Refer to the Distribution of Constellation line in Exelon's Consolidated Statement of Changes in Shareholders' Equity for further information.
The following table presents the assets and liabilities of discontinued operations in Exelon’s Consolidated Balance Sheets as of December 31, 2021.

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
The following table presents selected financial information regarding cash flows of the discontinued operations that are included within Exelon’s Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020.

	For the Years Ended December 31,
	2022	2021	2020
Non-cash items included in net income from discontinued operations:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	$207	$4,540	$3,636
Asset impairments	—	545	563
Loss (gain) on sales of assets and businesses	9	(201)	(11)
Deferred income taxes and amortization of investment tax credits	(143)	(224)	94
Net fair value changes related to derivatives	(59)	(568)	(270)
Net realized and unrealized losses (gains) on NDT fund investments	205	(586)	(461)
Net unrealized losses (gains) on equity investments	16	160	(186)
Other decommissioning-related activity	36	(946)	(659)
Cash flows from investing activities:
Capital expenditures	(227)	(1,341)	(1,759)
Collection of DPP	169	3,902	3,771
Supplemental cash flow information:
(Decrease) increase in capital expenditures not paid	(128)	96	(88)
Increase in DPP	348	3,652	4,441
Increase in PP&E related to ARO update	335	618	850

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
3.  Regulatory Matters (All Registrants)
The following matters below discuss the status of material regulatory and legislative proceedings of the Registrants.
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2022.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois(a)	April 16, 2021	Electric	$51	$46	7.36%	December 1, 2021	January 1, 2022
	April 15, 2022	Electric	199	199	7.85%	November 17, 2022	January 1, 2023
PECO - Pennsylvania	March 30, 2021	Electric	246	132	N/A(b)	November 18, 2021	January 1, 2022
	March 31, 2022	Natural Gas	82	55		October 27, 2022	January 1, 2023
BGE - Maryland(c)	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - District of Columbia(d)	May 30, 2019 (amended June 1, 2020)	Electric	136	109	9.275%	June 8, 2021	July 1, 2021
Pepco - Maryland(e)	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland	September 1, 2021 (amended December 23, 2021)(f)	Electric	27	13	9.60%	March 2, 2022	March 2, 2022
	May 19, 2022(g)	Electric	38	29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	January 14, 2022 (amended August 15, 2022)	Natural Gas	13	8	9.60%	October 12, 2022	August 14, 2022
ACE - New Jersey(h)	December 9, 2020 (amended February 26, 2021)	Electric	67	41	9.60%	July 14, 2021	January 1, 2022
__________
(a)Pursuant to EIMA and FEJA, ComEd’s electric distribution rates are established through a performance-based formula, which sunsets at the end of 2022. See discussion of CEJA below for details on the transition away from the electric distribution formula rate. The electric distribution formula rate includes decoupling provisions and, as a result, ComEd's electric distribution formula rate revenues are not impacted by abnormal weather, usage per customer, or number of customers. Under the performance-based formula, ComEd filed annual updates to its electric distribution formula rate on or before May 1st, with resulting rates effective in January of the following year. ComEd’s annual electric distribution formula rate update is based on prior year actual costs and current year projected capital additions (initial year revenue requirement). The update also reconciles any differences between the revenue requirement in effect for the prior year and actual costs incurred from the year (annual reconciliation).

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

ComEd’s 2022 approved revenue requirement reflects an increase of $37 million for the initial year revenue requirement for 2022 and an increase of $9 million related to the annual reconciliation for 2020. The revenue requirement for 2022 provides for a weighted average debt and equity return on distribution rate base of 5.72% inclusive of an allowed ROE of 7.36%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. The reconciliation revenue requirement for 2020 provides for a weighted average debt and equity return on distribution rate base of 5.69%, inclusive of an allowed ROE of 7.29%, reflecting the monthly yields on 30-year treasury bonds plus 580 basis points less a performance metrics penalty of 7 basis points.

ComEd’s 2023 approved revenue requirement above reflects an increase of $144 million for the initial year revenue requirement for 2023 and an increase of $55 million related to the annual reconciliation for 2021. The revenue requirement for 2023 provides for a weighted average debt and equity return on distribution rate base of 5.94% inclusive of an allowed ROE of 7.85%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. The reconciliation revenue requirement for 2021 provides for a weighted average debt and equity return on distribution rate base of 5.91%, inclusive of an allowed ROE of 7.78%, reflecting the monthly yields on 30-year treasury bonds plus 580 basis points less a performance metrics penalty of 7 basis points. This is ComEd's last performance-based electric distribution formula rate update filing under EIMA. See discussion of CEJA below for details on the transition away from the electric distribution formula rate.
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
(e)Reflects a three-year cumulative multi-year plan for April 1, 2021 through March 31, 2024. The MDPSC awarded Pepco electric incremental revenue requirement increases of $21 million, $16 million, and $15 million, before offsets, for the 12-month periods ending March 31, 2022, 2023, and 2024, respectively. Pepco proposed to utilize certain tax benefits to fully offset the increase through 2023 and partially offset customer rate increases in 2024. However, the MDPSC only utilized the acceleration of refunds for certain tax benefits to fully offset the increases such that customer rates remain unchanged through March 31, 2022. On February 23, 2022, the MDPSC chose to offset 25% of the cumulative revenue requirement increase through March 31, 2023. Whether certain tax benefits will be used to offset the customer rate increases for the twelve months ended March 31, 2024 has not been decided, and Pepco cannot predict the outcome.
(f)The approved settlement reflects a 9.60% ROE, which is solely for the purposes of calculating AFUDC and regulatory asset carrying costs.
(g)Reflects a three-year cumulative multi-year plan for January 1, 2023 through December 31, 2025. The MDPSC awarded DPL electric incremental revenue requirement increases of $17 million, $6 million, and $6 million for 2023, 2024, and 2025, respectively.
(h)Requested and approved increases are before New Jersey sales and use tax. The order allows ACE to retain approximately $11 million of certain tax benefits which resulted in a decrease to income tax expense in Exelon's, PHI's, and ACE's Consolidated Statements of Operations and Comprehensive Income in the third quarter of 2021.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois(a)	January 17, 2023	Electric	$1,472	10.50% to 10.65%	Fourth quarter of 2023
DPL - Delaware(b)	December 15, 2022	Electric	60	10.50%	Second quarter of 2024
__________
(a)Reflects a four-year cumulative MRP for January 1, 2024 to December 31, 2027 and total requested revenue requirement increases of $877 million effective January 1, 2024, $175 million effective January 1, 2025, $217 million effective January 1, 2026, and $203 million effective January 1, 2027, based on forecasted revenue requirements. The revenue requirement will provide for a weighted average debt and equity return on distribution rate base of 7.43% in 2024, 7.50% in 2025, 7.62% in 2026, and 7.70% in 2027, inclusive of an allowed ROE of 10.50% in 2024, 10.55% in 2025, 10.60% in 2026, and 10.65% in 2027. The requested revenue requirements are based on capital structures that reflect between 50.58% and 51.19% common equity. ComEd’s MRP also includes a proposed rate phase-in to defer approximately $307 million of the $877 million year-over-year increase for 2024 revenue from 2024 to 2026.
(b)The rates will go into effect on July 15, 2023, subject to refund.

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
Other State Regulatory Matters
Illinois Regulatory Matters
CEJA (Exelon and ComEd). On September 15, 2021, the Governor of Illinois signed into law CEJA. CEJA includes, among other features, (1) procurement of CMCs from qualifying nuclear-powered generating facilities, (2) a requirement to file a general rate case or a new four-year MRP no later than January 20, 2023 to establish rates effective after ComEd’s existing performance-based distribution formula rate sunsets, (3) an extension of and certain adjustments to ComEd’s energy efficiency MWh savings goals, (4) revisions to the Illinois RPS requirements, including expanded charges for the procurement of RECs from wind and solar generation, (5) a requirement to accelerate amortization of ComEd’s unprotected excess deferred income taxes (EDIT) that ComEd was previously directed by the ICC to amortize using the average rate assumption method which equates to approximately 39.5 years, and (6) requirements that ComEd and the ICC initiate and conduct various regulatory proceedings on subjects including ethics, spending, grid investments, and performance metrics. Regulatory or legal challenges regarding the validity or implementation of CEJA are possible and Exelon and ComEd cannot reasonably predict the outcome of any such challenges.
ComEd Electric Distribution Rates
ComEd filed, and received approval for, its last performance-based electric distribution formula rate update filing under EIMA in 2022; those rates are in effect throughout 2023.
On February 3, 2022, the ICC approved a tariff that establishes the process under which ComEd will reconcile its 2022 and 2023 rate year revenue requirements with actual costs. Those reconciliation amounts will be determined using the same process as were used for prior reconciliations under the performance-based electric distribution formula rate. Using that process, for the rate years 2022 and 2023 ComEd will ultimately collect revenues from customers reflecting each year’s actual recoverable costs, year-end rate base, and a weighted average debt and equity return on distribution rate base, with the ROE component based on the annual average of the monthly yields of the 30-year U.S. Treasury bonds plus 580 basis points. ComEd will in 2023 file with the ICC the first such petition to reconcile its 2022 actual costs with the approved revenue requirement that was in effect in 2022. The rate year 2023 reconciliation will be filed in 2024.
Beginning in 2024, ComEd will recover from retail customers, subject to certain exceptions, the costs it incurs to provide electric delivery services either through its electric distribution rate or other recovery mechanisms authorized by CEJA. On January 17, 2023, ComEd filed a petition with the ICC seeking approval of a MRP for 2024-2027. The MRP supports a multi-year grid plan (Grid Plan), also filed on January 17, covering planned investments on the electric distribution system within ComEd’s service area through 2027. Costs incurred during each year of the multi-year plan are subject to ICC review and the plan’s revenue requirement for each year will be reconciled with the actual costs that the ICC determines are prudently and reasonably incurred for that year. The reconciliation is subject to adjustment for certain costs, including a limitation on recovery of costs that are more than 105% of certain costs in the previously approved MRP revenue requirement, absent a modification of the rate plan itself. Thus, for example, the rate adjustments necessary to reconcile 2024 revenues to ComEd’s actual 2024 costs incurred would take effect in January 2026 after the ICC’s review during 2025. The ICC must issue its decision on both the MRP and Grid Plan by mid-December 2023, for rates to begin with the January 2024 billing cycle.
In January 2022, ComEd filed a request with the ICC proposing performance metrics that would be used in determining ROE incentives and penalties in the event ComEd filed a MRP in January 2023. On September 27, 2022, the ICC issued a final order approving seven performance metrics that provide symmetrical performance adjustments of 32 total basis points to ComEd’s rate of return on common equity based on the extent to which ComEd achieves the annual performance goals. On November 10, 2022, the ICC granted ComEd's application for rehearing, in part. Rehearing on those issues must conclude by April 9, 2023. It is unclear if rehearing will result in modifications to the ICC-approved performance and tracking metrics. ComEd will make its initial filing in 2025 to assess performance achieved under the metrics in 2024, and to determine any ROE adjustment, which would take effect in 2026.
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
nuclear-powered generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. ComEd began issuing credits to its retail customers under its new CMC rider in the June 2022 billing period and recorded a regulatory asset of $843 million as of December 31, 2022 for the difference between customer credits issued and the credit to be received from the participating nuclear-powered generating facilities.
Under CEJA, the costs of procuring CMCs will be recovered through a new rider, the Rider Carbon-Free Resource Adjustment (Rider CFRA). The Rider CFRA provides for an annual reconciliation and true-up to actual costs incurred or credits received by ComEd to purchase CMCs, with any difference to be credited to or collected from ComEd’s retail customers in subsequent periods. The difference between the net payments to (or receivables from) ComEd ratepayers and the credits received by ComEd to purchase CMCs is recorded to Purchased Power expense with an offset to the regulatory asset (or regulatory liability). On December 21, 2022, ComEd filed a supplemental statement to the Rider CFRA proposing that the company recover costs or provide credits faster than the tariff allows, implement monthly reconciliations, and allow the Company to adjust Rider CFRA rates based not only on anticipated differences but also past payments or credits. The ICC approved the proposal on January 19, 2023. If the revised CFRA tariff were in effect as of the balance sheet date, the current portion of the CMC regulatory asset balance would have increased by $117 million as of December 31, 2022, with an offsetting reduction in the noncurrent regulatory asset balance.
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
Beneficial Electrification Plan
On July 1, 2022, ComEd filed a proposed plan to promote beneficial electrification efforts in its Northern Illinois service area with the ICC as required by CEJA. ComEd's plan is designed to meaningfully reduce barriers to beneficial electrification, including those related to electric vehicles (EVs), such as upfront technology adoption costs, charging costs, and charging availability; promote equity and environmental justice; reduce carbon emissions and surface-level pollutants; and support customer education and awareness of electrification options. As proposed, ComEd could expend approximately $300 million in total over the three-year period 2023 through 2025. The beneficial electrification plan requests recovery of all those costs through a rider mechanism, under which certain of the costs would be amortized over ten years with a return on the unrecovered balance. On November 10, 2022, in responses to a Staff motion, the ICC approved an interim order dismissing from ComEd’s Beneficial Electrification Plan certain rebates (rebates to support residential customers’ purchase of EVs; and rebates to ComEd’s commercial and industrial customers to support the installation of EV chargers). However, the ICC found that building electrification measures were properly within the scope of beneficial electrification, in line with ComEd’s proposal. The ICC also adopted ComEd’s position regarding the rate impact of spending associated with EV related infrastructure. On November 21, 2022, ComEd filed an application for rehearing of the interim order, which the ICC denied. On December 9, 2022, the Office of the Illinois Attorney General (AG) also sought rehearing. On December 15, 2022, ComEd filed an appeal of the ICC’s interim order and the denial of rehearing with the Illinois Appellate Court. That appeal has been stayed pending the resolution of the balance of the case. Also on December 15, 2022, the ICC denied the AG’s application for rehearing and the AG subsequently filed an appeal. The testimony and hearing phase of this proceeding has concluded and the parties are now drafting legal briefs on the contested issues. By law the ICC must issue its decision by the end of March, therefore, a final order is expected to be issued by the ICC no later than the first quarter of 2023. At this time, ComEd cannot predict the outcome of these proceedings.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
Energy Efficiency
CEJA extends ComEd’s current cumulative annual energy efficiency MWh savings goals through 2040, adds expanded electrification measures to those goals, increases low-income commitments and adds a new performance adjustment to the energy efficiency formula rate. ComEd expects its annual spend to increase in 2023 through 2040 to achieve these energy efficiency MWh savings goals, which will be deferred as a separate regulatory asset that will be recovered through the energy efficiency formula rate over the weighted average useful life, as approved by the ICC, of the related energy efficiency measures.
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
_________
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
Maryland Regulatory Matters
Maryland Revenue Decoupling (Exelon, BGE, PHI, Pepco, and DPL). In 1998, the MDPSC approved natural gas monthly rate adjustments for BGE and in 2007, the MDPSC approved electric monthly rate adjustments for BGE and BSAs for Pepco and DPL, all of which are decoupling mechanisms. As a result of the decoupling mechanisms, certain Operating revenues from electric and natural gas distribution at BGE and Operating revenues from electric distribution at Pepco Maryland (see also District of Columbia Revenue Decoupling below for Pepco District of Columbia) and DPL are not impacted by abnormal weather or usage per customer. For BGE, Pepco, and DPL, the decoupling mechanism eliminates the impacts of abnormal weather or customer usage by recognizing revenues based on an authorized distribution amount per customer by customer class. Operating revenues from electric and natural gas distribution at BGE and Operating revenues from electric distribution at Pepco Maryland and DPL are, however, impacted by changes in the number of customers.
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
District of Columbia Regulatory Matters
District of Columbia Revenue Decoupling (Exelon, PHI, and Pepco). In 2009, the DCPSC approved a BSA, which is a decoupling mechanism. As a result of the decoupling mechanism, Operating revenues from electric distribution at Pepco District of Columbia (see also Maryland Revenue Decoupling above for Pepco Maryland) are not impacted by abnormal weather or usage per customer. The decoupling mechanism eliminates the impacts of abnormal weather or customer usage by recognizing revenues based on an authorized distribution amount per customer by customer class. Operating revenues from electric distribution at Pepco District of Columbia are, however, impacted by changes in the number of customers.
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
As of December 31, 2022, the $137 million liability for the contract termination fee consists of $87 million and $50 million included in Other current liabilities and Other deferred credits and other liabilities, respectively, in Exelon's Consolidated Balance Sheet. The current and noncurrent liabilities are included in PPA termination obligation and Other deferred credits and other liabilities, respectively, in PHI's and ACE's Consolidated Balance Sheets. For the year ended December 31, 2022, ACE has paid $66 million of the liability, which is recorded in Changes in Other assets and liabilities in Exelon's, PHI's, and ACE's Consolidated Statements of Cash Flows.
ACE Infrastructure Investment Program Filings (Exelon, PHI, and ACE). On February 28, 2018, ACE filed with the NJBPU the company’s IIP proposing to seek recovery of a series of investments through a new rider mechanism, totaling $338 million, between 2019-2022 to provide safe and reliable service for its customers. The IIP will allow for more timely recovery of investments made to modernize and enhance ACE’s electric system. On April 15, 2019, ACE entered into a settlement agreement with other parties, which allows for a recovery totaling $96 million of reliability related capital investments from July 1, 2019 through June 30, 2023. On April 18, 2019, the NJBPU approved the settlement agreement.
On October 31, 2022, ACE filed with the NJBPU the company’s second IIP, proposing to seek recovery through a new component of ACE’s rider mechanism, totaling $379 million, over the four-year period of July 1, 2023 to June 30, 2027. The new IIP will allow ACE to invest in projects that are designed to enhance the reliability, resiliency, and safety of the service ACE provides to its customers. ACE has requested that the NJBPU render a

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
decision in this matter during the first half of 2023 but cannot predict if the NJBPU will approve the application as filed.
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
New Jersey Clean Energy Legislation (Exelon, PHI, and ACE). On May 23, 2018, New Jersey enacted legislation that established and modified New Jersey’s clean energy and energy efficiency programs and solar and RPS. On the same day, New Jersey enacted legislation that established a ZEC program that provides compensation for nuclear plants that demonstrate to the NJBPU that they meet certain requirements. Under the legislation, the NJBPU will issue ZECs to the qualifying nuclear power plants and the electric distribution utilities in New Jersey, including ACE, will be required to purchase those ZECs. ACE began collecting from retail distribution customers, through a non-bypassable charge, all costs associated with the procurement of the ZECs effective April 18, 2019.
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
On September 7, 2018, FERC issued orders rejecting (1) BGE’s rehearing request of FERC's November 16, 2017 order and (2) the February 23, 2018 (as amended on July 9, 2018) filing by ComEd, Pepco, DPL, and ACE for similar recovery.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
FERC Audit (Exelon and ComEd). The Registrants are subject to periodic audits and investigations by FERC. FERC’s Division of Audits and Accounting initiated a nonpublic audit of ComEd in May 2021 evaluating ComEd’s compliance with (1) approved terms, rates and conditions of its transmission formula rate mechanism; (2) accounting requirements of the Uniform System of Accounts; (3) reporting requirements of the FERC Form 1; and (4) the requirements for record retention. The audit covered the period from January 1, 2017 through August 31, 2022. On January 17, 2023, ComEd was provided with information on a series of potential findings, including concerning ComEd's methodology regarding the allocation of certain overhead costs to capital under FERC regulations. The final outcome and resolution of the findings or of the audit itself cannot be predicted and the results, while not reasonably estimable at this time, could be material to the Exelon and ComEd financial statements.

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
The following tables provide information about the regulatory assets and liabilities of the Registrants as of December 31, 2022 and 2021:

December 31, 2022	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory assets
Pension and OPEB	$1,867	$—	$—	$—	$—	$—	$—	$—
Pension and OPEB - merger related	769	—	—	—	—	—	—	—
Deferred income taxes	606	—	595	—	11	11	—	—
AMI programs - deployment costs	122	—	—	69	53	25	22	6
AMI programs - legacy meters	160	48	—	20	92	53	17	22
Electric distribution formula rate annual reconciliations	271	271	—	—	—	—	—	—
Electric distribution formula rate significant one-time events	115	115	—	—	—	—	—	—
Energy efficiency costs	1,434	1,434	—	—	—	—	—	—
Fair value of long-term debt	521	—	—	—	414	—	—	—
Fair value of PHI's unamortized energy contracts	44	—	—	—	44	—	—	—
Carbon mitigation credit	843	843	—	—	—	—	—	—
Asset retirement obligations	151	99	22	21	9	6	2	1
MGP remediation costs	318	293	13	12	—	—	—	—
Renewable energy	85	85	—	—	—	—	—	—
Electric energy and natural gas costs	241	—	15	25	201	41	26	134
Transmission formula rate annual reconciliations	37	—	16	—	21	3	5	13
Energy efficiency and demand response programs	560	—	—	286	274	187	74	13
Under-recovered revenue decoupling	106	—	—	8	98	98	—	—
Removal costs	782	—	—	171	611	144	109	359
DC PLUG charge	37	—	—	—	37	37	—	—
Deferred storm costs	90	—	—	55	35	2	2	31
COVID-19	58	20	17	8	13	10	3	—
Under-recovered credit loss expense	71	38	—	—	33	—	—	33
Other	390	196	54	29	119	55	22	12
Total regulatory assets	9,678	3,442	732	704	2,065	672	282	624
Less: current portion	1,641	775	80	177	455	235	80	130
Total noncurrent regulatory assets	$8,037	$2,667	$652	$527	$1,610	$437	$202	$494

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

December 31, 2022	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory liabilities
Deferred income taxes	$3,546	$2,010	$—	$682	$854	$402	$304	$148
Decommissioning the Regulatory Agreement Units	2,897	2,660	237	—	—	—	—	—
Removal costs	1,750	1,604	—	35	111	20	91	—
Electric energy and natural gas costs	87	11	65	4	7	—	7	—
Transmission formula rate annual reconciliations	31	3	—	18	10	9	1	—
Renewable portfolio standards costs	810	810	—	—	—	—	—	—
Stranded costs	9	—	—	—	9	—	—	9
Energy efficiency and demand response programs	15	—	15	—	—	—	—	—
Over-recovered revenue decoupling	19	—	—	4	15	—	6	9
Dedicated facilities charge	110	—	—	110	—	—	—	—
Other	275	41	28	10	81	30	15	16
Total regulatory liabilities	9,549	7,139	345	863	1,087	461	424	182
Less: current portion	437	226	75	47	76	6	44	26
Total noncurrent regulatory liabilities	$9,112	$6,913	$270	$816	$1,011	$455	$380	$156

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

December 31, 2021	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory assets
Pension and OPEB	$2,409	$—	$—	$—	$—	$—	$—	$—
Pension and OPEB - merger related	893	—	—	—	—	—	—	—
Deferred income taxes	883	—	873	—	10	10	—	—
AMI programs - deployment costs	145	—	—	89	56	30	26	—
AMI programs - legacy meters	186	69	—	29	88	60	21	7
Electric distribution formula rate annual reconciliations	44	44	—	—	—	—	—	—
Electric distribution formula rate significant one-time events	104	104	—	—	—	—	—	—
Energy efficiency costs	1,181	1,181	—	—	—	—	—	—
Fair value of long-term debt	557	—	—	—	443	—	—	—
Fair value of PHI's unamortized energy contracts	236	—	—	—	236	—	—	—
Asset retirement obligations	145	99	21	19	6	5	—	1
MGP remediation costs	283	266	8	9	—	—	—	—
Renewable energy	219	219	—	—	—	—	—	—
Electric energy and natural gas costs	96	—	—	49	47	29	13	5
Transmission formula rate annual reconciliations	43	—	14	1	28	—	8	20
Energy efficiency and demand response programs	564	—	—	283	281	199	79	3
Under-recovered revenue decoupling	157	—	—	32	125	125	—	—
Removal costs	758	—	—	143	615	147	109	360
DC PLUG charge	70	—	—	—	70	70	—	—
Deferred storm costs	49	—	—	—	49	3	3	43
COVID-19	82	28	33	8	13	10	3	—
Under-recovered credit loss expense	89	60	—	—	29	—	—	29
Other	327	135	42	30	130	57	18	23
Total regulatory assets	9,520	2,205	991	692	2,226	745	280	491
Less: current portion	1,296	335	48	215	432	213	68	61
Total noncurrent regulatory assets	$8,224	$1,870	$943	$477	$1,794	$532	$212	$430

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

December 31, 2021	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory liabilities
Deferred income taxes	$4,005	$2,105	$—	$819	$1,081	$525	$354	$202
Decommissioning the Regulatory Agreement Units	3,357	2,760	597	—	—	—	—	—
Removal costs	1,694	1,541	—	39	114	20	94	—
Electric energy and natural gas costs	113	25	71	—	17	9	3	5
Transmission formula rate annual reconciliations	8	7	—	—	1	1	—	—
Renewable portfolio standards costs	500	500	—	—	—	—	—	—
Stranded costs	35	—	—	—	35	—	—	24
Other	292	6	61	102	58	8	15	11
Total regulatory liabilities	10,004	6,944	729	960	1,306	563	466	242
Less: current portion	376	185	94	26	68	14	25	28
Total noncurrent regulatory liabilities	$9,628	$6,759	$635	$934	$1,238	$549	$441	$214
Descriptions of the regulatory assets and liabilities included in the tables above are summarized below, including their recovery and amortization periods.

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Pension and OPEB	Primarily reflects the Utility Registrants' and PHI's portion of deferred costs, including unamortized actuarial losses (gains) and prior service costs (credits), associated with Exelon's pension and OPEB plans, which are recovered through customer rates once amortized through net periodic benefit cost. Also, includes the Utility Registrants' and PHI's non–service cost components capitalized in Property, plant and equipment, net on their Consolidated Balance Sheets.
The deferred costs are amortized over the plan participants' average remaining service periods subject to applicable pension and OPEB cost recognition policies. See Note 14 — Retirement Benefits for additional information. The capitalized non–service cost components are amortized over the lives of the underlying assets.
No
Pension and OPEB - merger related
The deferred costs established at the date of the Constellation and PHI mergers are amortized over the plan participants' average remaining service periods subject to applicable pension and OPEB cost recognition policies. The costs are recovered through customer rates once amortized through net periodic benefit cost. See Note 14 — Retirement Benefits for additional information. The capitalized non–service cost components are amortized over the lives of the underlying assets.
		Legacy BGE - 2038 Legacy PHI - 2032	No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Deferred income taxes	Represents deferred income taxes that are recoverable or refundable through customer rates, primarily associated with accelerated depreciation, the equity component of AFUDC, and the effects of income tax rate changes, including those resulting from the TCJA. These amounts include transmission-related regulatory liabilities that require FERC approval separate from the transmission formula rate. See Transmission-Related Income Tax Regulatory Assets section above for additional information.	Amounts are recoverable over the period in which the related deferred income taxes reverse, which is generally based on the expected life of the underlying assets. For TCJA, generally refunded over the remaining depreciable life of the underlying assets, except in certain jurisdictions where the commissions have approved a shorter refund period for certain assets not subject to IRS normalization rules.	No
AMI programs - deployment costs	Represents installation and ongoing incremental costs of new smart meters, including implementation costs at Pepco and DPL of dynamic pricing for energy usage resulting from smart meters.	BGE - 2026 Pepco - 2029 DPL - 2030 ACE - To be determined in next distribution rate case filed with NJBPU	BGE, Pepco, DPL - Yes ACE - Yes, on incremental costs of new smart meters
AMI programs - legacy meters	Represents early retirement costs of legacy meters.	ComEd - 2028 BGE - 2026 Pepco - 2029 DPL - 2030 ACE - To be determined in next distribution rate case filed with NJBPU	ComEd, Pepco (District of Columbia), DPL (Delaware), ACE - Yes BGE, Pepco (Maryland), DPL (Maryland) - No
Electric distribution formula rate annual reconciliations	Represents under/(over)-recoveries related to electric distribution service costs recoverable through ComEd's performance-based formula rate, which is updated annually with rates effective on January 1st.	2024	Yes
Electric distribution formula rate significant one-time events	Represents deferred distribution service costs related to ComEd's significant one-time events (e.g., storm costs), which are recovered over 5 years from date of the event.	2026	Yes

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Energy efficiency costs	Represents ComEd's costs recovered through the energy efficiency formula rate tariff and the reconciliation of the difference of the revenue requirement in effect for the prior year and the revenue requirement based on actual prior year costs. Deferred energy efficiency costs are recovered over the weighted average useful life of the related energy measure.	2034	Yes
Fair value of long-term debt
Represents the difference between the carrying value and fair value of long-term debt of BGE and PHI of $107 million and $414 million, respectively, as of December 31, 2022, and $114 million and $443 million, respectively, as of December 31, 2021, as of the PHI and Constellation merger dates.
		BGE - 2036 PHI - 2045	No
Fair value of PHI’s unamortized energy contracts	Represents the regulatory assets recorded at Exelon and PHI offsetting the fair value adjustment related to Pepco's, DPL's, and ACE's electricity and natural gas energy supply contracts recorded at PHI as of the PHI merger date.	2036	No
Carbon mitigation credit	Represents CMC procurement costs and credits as well as reasonable costs ComEd has incurred to implement and comply with the CMC procurement process.	Over 9 months starting with the September billing period and ending with the following May billing period	No
Asset retirement obligations	Represents future legally required removal costs associated with existing AROs.	Over the life of the related assets	Yes, once the removal activities have been performed
MGP remediation costs	Represents environmental remediation costs for MGP sites recorded at ComEd, PECO, and BGE.	ComEd and PECO - Over the expected remediation period. See Note 18 — Commitments and Contingencies for additional information. BGE - 10 years from when the remediation spend is approved by the MDPSC.	ComEd and PECO - No BGE - Yes
Renewable energy	Represents the change in fair value of ComEd‘s 20-year floating-to-fixed long-term renewable energy swap contracts.	2032	No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Electric energy and natural gas costs	Represents under (over)-recoveries related to energy and gas supply related costs recoverable (refundable) under approved rate riders.	2025	DPL (Delaware), ACE - Yes ComEd, PECO, BGE, Pepco, DPL (Maryland) - No
Transmission formula rate annual reconciliations	Represents under (over)-recoveries related to transmission service costs recoverable through the Utility Registrants’ FERC formula rates, which are updated annually with rates effective each June 1st.	2024	Yes
Energy efficiency and demand response programs	Includes under (over)-recoveries of costs incurred related to energy efficiency programs and demand response programs and recoverable costs associated with customer direct load control and energy efficiency and conservation programs that are being recovered from customers.

		PECO - 2025 BGE - 2027 Pepco, DPL - 2037 ACE - 2032	BGE, Pepco (Maryland), DPL (Maryland), ACE - Yes DPL (Delaware), Pepco (District of Columbia) - No PECO - Yes on capital investment recovered through this mechanism
Under (over) -recovered revenue decoupling	Represents electric and / or gas distribution costs recoverable from or refundable to customers under decoupling mechanisms.
BGE - 2023
Pepco (Maryland) - $11 million - 2023
Pepco (District of Columbia) - $87 million: $49 million to be recovered via monthly surcharge by 2024; $38 million to be recovered via the monthly surcharge, the timing of which will be impacted by the next multi-year plan filed with DCPSC
DPL - 2023
ACE - 2024
			BGE, Pepco, DPL, ACE - No
Stranded costs	The regulatory asset represents certain stranded costs associated with ACE's former electricity generation business. The regulatory liability represents overcollection of a customer surcharge collected by ACE to fund principal and interest payments on Transition Bonds of ACE Transition Funding that securitized such costs.	Stranded costs - 2022 Overcollection - 2024	Stranded costs - Yes Overcollection - No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Removal costs	For BGE, Pepco, DPL, and ACE, the regulatory asset represents costs incurred to remove property, plant and equipment in excess of amounts received from customers through depreciation rates. For ComEd, BGE, Pepco, and DPL, the regulatory liability represents amounts received from customers through depreciation rates to cover the future non–legally required cost to remove property, plant and equipment, which reduces rate base for ratemaking purposes.	BGE, Pepco, DPL, and ACE - Asset is generally recovered over the life of the underlying assets. ComEd, BGE, Pepco, and DPL - Liability is reduced as costs are incurred.	Yes
DC PLUG charge	Represents costs associated with DC PLUG, which is a projected six-year, $500 million project to place underground some of the District of Columbia’s most outage-prone power lines with $250 million of the project costs funded by Pepco and $250 million funded by the District of Columbia. Rates for the DC PLUG initiative went into effect on February 7, 2018.	2024	Portion of asset funded by Pepco-Yes
Deferred storm costs	For Pepco, DPL, ACE, and BGE, amounts represent total incremental storm restoration costs incurred due to major storm events recoverable from customers in the Maryland and New Jersey jurisdictions.	Pepco - 2024 DPL - 2027 ACE - $24 million - 2024; $7 million to be determined in next distribution rate case filed with NJBPU BGE - $55 million to be determined in next multi-year plan filed with MDPSC	Pepco, DPL, BGE - Yes ACE - No
Decommissioning the Regulatory Units	Represents estimated excess funds at the end of decommissioning the Regulatory Agreement Units. See below regarding Decommissioning the Regulatory Agreement Units for additional information.	Not currently being refunded	No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
COVID-19
Represents incremental credit losses and direct costs related to COVID-19 incurred primarily in 2020 at the Utility Registrants, partially offset by a decrease in travel costs at BGE, Pepco and DPL. Direct costs consisted primarily of costs to acquire personal protective equipment, costs for cleaning supplies and services, and costs to hire healthcare professionals to monitor the health of employees.

ComEd - 2025

BGE - $4 million - 2025; $4 million to be determined in the next multi-year plan filed with MDPSC

PECO - 2024

Pepco (District of Columbia) - $8 million to be determined in the next multi-year plan filed with DCPSC

Pepco (Maryland) - $1 million - 2026; $1 million to be determined in the next multi-year plan filed with MDPSC

DPL (Maryland) - $1 million - 2027

DPL (Delaware) - $2 million to be determined in pending distribution rate case filed with DEPSC
ComEd and BGE - Yes PECO, Pepco, and DPL - No
Under-recovered credit loss expense	For ComEd and ACE, amounts represent the difference between annual credit loss expense and revenues collected in rates through ICC and NJBPU-approved riders. The difference between net credit loss expense and revenues collected through the rider each calendar year for ComEd is recovered over a twelve-month period beginning in June of the following calendar year. ACE intends to recover from June through May of each respective year, subject to approval of the NJBPU.	ComEd - 2024 ACE - To be determined in next Societal Benefits Rider filing with NJBPU	No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Renewable portfolio standards costs	Represents an overcollection of funds from both ComEd customers and alternative retail electricity suppliers to be spent on future renewable energy procurements.	$743 million to be determined in the ICC annual reconciliation for 2023 $67 million to be determined based on the LTRRPP developed by the IPA	No
Dedicated facilities charge	Represents the timing difference between the recovery of certain transmission-related assets and their depreciable life.	Depreciable life of the related assets	Yes
Decommissioning the Regulatory Agreement Units
The regulatory agreements with the ICC and PAPUC dictate obligations related to the shortfall or excess of NDT funds necessary for decommissioning the former ComEd units on a unit-by-unit basis and the former PECO units in total.
For the former PECO units, given the symmetric settlement provisions that allow for continued recovery of decommissioning costs from PECO customers in the event of a shortfall and the obligation for Constellation to ultimately return excess funds to PECO customers (on an aggregate basis for all seven units), decommissioning-related activities prior to separation on February 1, 2022 were generally offset in Exelon’s Consolidated Statements of Operations and Comprehensive Income with an offsetting adjustment to the regulatory liabilities or regulatory assets and an equal noncurrent affiliate receivable from or payable to Generation at PECO. Following the separation, decommissioning-related activities result in an adjustment to the Receivable related to Regulatory Agreement Units and an equal adjustment to the regulatory liabilities or regulatory assets at PECO.
For the former ComEd units, given no further recovery from ComEd customers is permitted and Constellation retains an obligation to ultimately return excess funds to ComEd customers (on a unit-by-unit basis), to the extent excess funds are expected for each unit, decommissioning-related activities prior to separation on February 1, 2022 were offset in the Consolidated Statements of Operations and Comprehensive Income with an offsetting adjustment to regulatory liabilities and noncurrent affiliate receivable from Generation at ComEd. Following the separation, decommissioning-related activities result in an adjustment to the Receivable related to Regulatory Agreement Units and an equal adjustment to the regulatory liabilities at ComEd. However, given the asymmetric settlement provision that does not allow for continued recovery from ComEd customers in the event of a shortfall, recognition of a regulatory asset at ComEd is not permissible.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders’ investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers.

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE(b)
December 31, 2022	$57	$8	$—	$28	$21	$18	$2	$1
December 31, 2021	43	1	—	37	5	3	2	—
__________
(a)Reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution formula rate regulatory assets.
(b)BGE's and ACE's authorized amounts capitalized for ratemaking purposes primarily relate to earnings on shareholders' investment on their respective AMI programs.
(c)Pepco's and DPL's authorized amounts capitalized for ratemaking purposes relate to earnings on shareholders' investment on their respective AMI Programs and Energy Efficiency and Demand Response Programs, and for Pepco District of Columbia revenue decoupling program. The earnings on energy efficiency are on Pepco District of Columbia and DPL Delaware programs only.

4. Revenue from Contracts with Customers (All Registrants)
The Registrants recognize revenue from contracts with customers to depict the transfer of goods or services to customers at an amount that the entities expect to be entitled to in exchange for those goods or services. The primary sources of revenue include regulated electric and gas tariff sales, distribution, and transmission services. The performance obligations, revenue recognition, and payment terms associated with these sources of revenue are further discussed in the table below. There are no significant financing components for these sources of revenue and no variable consideration.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

Revenue Source	Description	Performance Obligation	Timing of Revenue Recognition	Payment Terms
Regulated Electric and Gas Tariff Sales	Sales of electricity and electricity distribution services (the Utility Registrants) and natural gas and gas distribution services (PECO, BGE, and DPL) to residential, commercial, industrial, and governmental customers through regulated tariff rates approved by state regulatory commissions.	Delivery of electricity and/or natural gas.	Over time (each day) as the electricity and/or natural gas is delivered to customers. Tariff sales are generally considered daily contracts as customers can discontinue service at any time. (a)	Within the month following delivery of the electricity or natural gas to the customer.
Regulated Transmission Services	The Utility Registrants provide open access to their transmission facilities to PJM, which directs and controls the operation of these transmission facilities and accordingly compensates the Utility Registrants pursuant to filed tariffs at cost-based rates approved by FERC.	Various including (i) Network Integration Transmission Services (NITS), (ii) scheduling, system control and dispatch services, and (iii) access to the wholesale grid.	Over time utilizing output methods to measure progress towards completion. (b)	Paid weekly by PJM.
__________
(a)Electric and natural gas utility customers have the choice to purchase electricity or natural gas from competitive electric generation and natural gas suppliers. While the Utility Registrants are required under state legislation to bill their customers for the supply and distribution of electricity and/or natural gas, they recognize revenue related only to the distribution services when customers purchase their electricity or natural gas from competitive suppliers.
(b)Passage of time is used for NITS and access to the wholesale grid and MWhs of energy transported over the wholesale grid is used for scheduling, system control and dispatch services.
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
On July 1, 2020, Pepco, DPL, and ACE each entered into a collaborative arrangement with an unrelated owner and manager of communication infrastructure (the Buyer). Under this arrangement, Pepco, DPL, and ACE sold a 60% undivided interest in their respective portfolios of transmission tower attachment agreements with telecommunications companies to the Buyer, in addition to transitioning management of the day-to-day operations of the jointly-owned agreements to the Buyer for 35 years, while retaining the safe and reliable operation of its utility assets. In return, Pepco, DPL, and ACE will provide the Buyer limited access on the portion of the towers where the equipment resides for the purposes of managing the agreements for the benefit of Pepco, DPL, ACE, and the Buyer. In addition, for an initial period of three years and two, two-year extensions that are subject to certain conditions, the Buyer has the exclusive right to enter into new agreements with telecommunications companies and to receive a 30% undivided interest in those new agreements. PHI, Pepco, DPL, and ACE received cash and recorded contract liabilities as of July 1, 2020. The revenue attributable to this arrangement will be recognized as operating revenue over the 35 years under the collaborative arrangement.
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE'S Consolidated Balance Sheets. As of December 31, 2022, 2021, and 2020, ComEd's, PECO's, and BGE's contract liabilities were not material.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

	Exelon(a)	PHI(a)	Pepco(a)	DPL(a)	ACE(a)
Balance as of December 31, 2020	$118	$118	$94	$12	$12
Revenues recognized	(9)	(9)	(7)	(1)	(1)
Balance as of December 31, 2021	109	109	87	11	11
Revenues recognized	(8)	(8)	(6)	(1)	(1)
Balance as of December 31, 2022	$101	$101	$81	$10	$10
__________
(a)Revenues recognized in the years ended December 31, 2022 and 2021, were included in the contract liabilities at December 31, 2021 and 2020, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2022. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

	2023	2024	2025	2026	2027 and thereafter	Total
Exelon	$8	$6	$5	$5	$77	$101
PHI	8	6	5	5	77	101
Pepco	6	5	5	5	60	81
DPL	1	—	—	—	9	10
ACE	1	1	—	—	8	10
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
The separation of Constellation Energy Corporation, including Generation and its subsidiaries, meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. Furthermore, the reportable segment information related to the discontinued operations has been excluded from the tables presented below. See Note 2 — Discontinued Operations for additional information.
An analysis and reconciliation of the Registrants' reportable segment information to the respective information in the consolidated financial statements for the years ended December 31, 2022, 2021, and 2020 is as follows:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2022
Electric revenues	$5,761	$3,165	$2,871	$5,317	$—	$(31)	$17,083
Natural gas revenues	—	738	1,024	238	—	(5)	1,995
Shared service and other revenues	—	—	—	10	1,823	(1,833)	—
Total operating revenues	$5,761	$3,903	$3,895	$5,565	$1,823	$(1,869)	$19,078
2021
Electric revenues	$6,406	$2,659	$2,505	$4,860	$—	$(35)	$16,395
Natural gas revenues	—	539	836	168	—	—	1,543
Shared service and other revenues	—	—	—	13	2,213	(2,226)	—
Total operating revenues	$6,406	$3,198	$3,341	$5,041	$2,213	$(2,261)	$17,938
2020
Electric revenues	$5,904	$2,543	$2,336	$4,485	$—	$(44)	$15,224
Natural gas revenues	—	515	762	162	—	—	1,439
Shared service and other revenues	—	—	—	16	2,035	(2,051)	—
Total operating revenues	$5,904	$3,058	$3,098	$4,663	$2,035	$(2,095)	$16,663
Intersegment revenues(c):
2022	$16	$7	$15	$10	$1,823	$(1,865)	$6
2021	41	21	31	13	2,203	(2,252)	57
2020	37	9	20	17	2,024	(2,084)	23
Depreciation and amortization:
2022	$1,323	$373	$630	$938	$61	$—	$3,325
2021	1,205	348	591	821	67	1	3,033
2020	1,133	347	550	782	79	—	2,891
Operating expenses:
2022	$4,218	$3,102	$3,376	$4,734	$2,093	$(1,762)	$15,761
2021	5,151	2,547	2,860	4,240	2,045	(1,587)	15,256
2020	4,950	2,512	2,598	4,045	1,882	(1,502)	14,485
Interest expense, net:
2022	$414	$177	$152	$292	$415	$(3)	$1,447
2021	389	161	138	267	335	(1)	1,289
2020	382	147	133	268	380	(3)	1,307
Income taxes:
2022	$264	$79	$8	$9	$—	$(11)	$349
2021	172	12	(35)	42	8	(161)	38
2020	177	(30)	41	(77)	35	(153)	(7)
Net income (loss) from continuing operations:
2022	$917	$576	$380	$608	$(393)	$(34)	$2,054
2021	742	504	408	561	(156)	(443)	1,616
2020	438	447	349	495	(184)	(446)	1,099
Capital expenditures:
2022	$2,506	$1,349	$1,262	$1,709	$95	$—	$6,921
2021	2,387	1,240	1,226	1,720	67	—	6,640
2020	2,217	1,147	1,247	1,604	74	—	6,289
Total assets:
2022	$39,661	$14,502	$13,350	$26,082	$6,014	$(4,260)	$95,349
2021	36,470	13,824	12,324	24,744	7,626	(8,319)	86,669

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information
__________
(a)Other primarily includes Exelon’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 22 — Supplemental Financial Information for additional information on total utility taxes.
(c)See Note 23 — Related Party Transactions for additional information on intersegment revenues.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2022
Electric revenues	$2,531	$1,357	$1,431	$—	$(2)	$5,317
Natural gas revenues	—	238	—	—	—	238
Shared service and other revenues	—	—	—	391	(381)	10
Total operating revenues	$2,531	$1,595	$1,431	$391	$(383)	$5,565
2021
Electric revenues	$2,274	$1,212	$1,388	$—	$(14)	$4,860
Natural gas revenues	—	168	—	—	—	168
Shared service and other revenues	—	—	—	379	(366)	13
Total operating revenues	$2,274	$1,380	$1,388	$379	$(380)	$5,041
2020
Electric revenues	$2,149	$1,109	$1,245	$—	$(18)	$4,485
Natural gas revenues	—	162	—	—	—	162
Shared service and other revenues	—	—	—	372	(356)	16
Total operating revenues	$2,149	$1,271	$1,245	$372	$(374)	$4,663
Intersegment revenues(c):
2022	$5	$6	$2	$380	$(383)	$10
2021	5	7	2	380	(381)	13
2020	7	9	4	372	(375)	17
Depreciation and amortization:
2022	$417	$232	$261	$28	$—	$938
2021	403	210	179	29	—	821
2020	377	191	180	34	—	782
Operating expenses:
2022	$2,140	$1,359	$1,225	$393	$(383)	$4,734
2021	1,871	1,161	1,201	388	(381)	4,240
2020	1,799	1,120	1,123	378	(375)	4,045
Interest expense, net:
2022	$150	$66	$66	$9	$1	$292
2021	140	61	58	8	—	267
2020	138	61	59	10	—	268
Income taxes:
2022	$(9)	$14	$3	$1	$—	$9
2021	15	42	(13)	(2)	—	42
2020	(7)	(25)	(41)	(4)	—	(77)
Net income (loss):
2022	$305	$169	$148	$(14)	$—	$608
2021	296	128	146	(9)	—	561
2020	266	125	112	(8)	—	495
Capital expenditures:
2022	$874	$430	$398	$7	$—	$1,709
2021	843	429	445	3	—	1,720
2020	773	424	401	6	—	1,604
Total assets:
2022	$10,657	$5,802	$4,979	$4,677	$(33)	$26,082
2021	9,903	5,412	4,556	4,933	(60)	24,744
__________
(a)Other primarily includes PHI’s corporate operations, shared service entities, and other financing and investment activities.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 22 — Supplemental Financial Information for additional information on total utility taxes.
(c)Includes intersegment revenues with ComEd, BGE, and PECO, which are eliminated at Exelon.
The following tables disaggregate the Registrants' revenues recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. For the Utility Registrants, the disaggregation of revenues reflects the two primary utility services of electric sales and natural gas sales (where applicable), with further disaggregation of these tariff sales provided by major customer groups. Exelon's disaggregated revenues are consistent with the Utility Registrants, but exclude any intercompany revenues.

	2022

Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$3,304	$2,026	$1,564	$2,590	$1,076	$750	$764
Small commercial & industrial	1,173	521	327	607	155	235	217
Large commercial & industrial	5	299	567	1,422	1,083	137	202
Public authorities & electric railroads	29	30	27	64	34	15	15
Other(a)	955	271	398	695	208	227	252
Total electric revenues(b)	$5,466	$3,147	$2,883	$5,378	$2,556	$1,364	$1,450
Natural gas revenues
Residential	$—	$512	$678	$127	$—	$127	$—
Small commercial & industrial	—	186	111	55	—	55	—
Large commercial & industrial	—	—	183	12	—	12	—
Transportation	—	26	—	15	—	15	—
Other(c)	—	12	68	29	—	29	—
Total natural gas revenues(d)	$—	$736	$1,040	$238	$—	$238	$—
Total revenues from contracts with customers	$5,466	$3,883	$3,923	$5,616	$2,556	$1,602	$1,450
Other revenues
Revenues from alternative revenue programs	$267	$2	$(47)	$(59)	$(31)	$(9)	$(19)
Other electric revenues(e)	28	16	14	8	6	2	—
Other natural gas revenues(e)	—	2	5	—	—	—	—
Total other revenues	$295	$20	$(28)	$(51)	$(25)	$(7)	$(19)
Total revenues for reportable segments	$5,761	$3,903	$3,895	$5,565	$2,531	$1,595	$1,431

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	2021
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$3,233	$1,704	$1,375	$2,441	$1,003	$694	$744
Small commercial & industrial	1,571	422	267	521	135	193	193
Large commercial & industrial	559	243	459	1,123	844	94	185
Public authorities & electric railroads	45	31	27	58	31	14	13
Other(a)	926	229	371	634	205	201	229
Total electric revenues(b)	$6,334	$2,629	$2,499	$4,777	$2,218	$1,196	$1,364
Natural gas revenues
Residential	$—	$372	$518	$97	$—	$97	$—
Small commercial & industrial	—	136	83	42	—	42	—
Large commercial & industrial	—	—	147	7	—	7	—
Transportation	—	24	—	14	—	14	—
Other(c)	—	7	68	8	—	8	—
Total natural gas revenues(d)	$—	$539	$816	$168	$—	$168	$—
Total revenues from contracts with customers	$6,334	$3,168	$3,315	$4,945	$2,218	$1,364	$1,364
Other revenues
Revenues from alternative revenue programs	$42	$26	$12	$91	$53	$14	$24
Other electric revenues(e)	30	4	11	5	3	2	—
Other natural gas revenues(e)	—	—	3	—	—	—	—
Total other revenues	$72	$30	$26	$96	$56	$16	$24
Total revenues for reportable segments	$6,406	$3,198	$3,341	$5,041	$2,274	$1,380	$1,388

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	2020
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$3,090	$1,656	$1,345	$2,332	$988	$652	$692
Small commercial & industrial	1,399	386	241	472	132	171	169
Large commercial & industrial	515	228	406	1,001	736	89	176
Public authorities & electric railroads	45	29	27	60	34	13	13
Other(a)	884	225	309	613	218	190	207
Total electric revenues(b)	$5,933	$2,524	$2,328	$4,478	$2,108	$1,115	$1,257
Natural gas revenues
Residential	$—	$361	$504	$96	$—	$96	$—
Small commercial & industrial	—	126	79	42	—	42	—
Large commercial & industrial	—	—	135	4	—	4	—
Transportation	—	24	—	14	—	14	—
Other(c)	—	4	29	6	—	6	—
Total natural gas revenues(d)	$—	$515	$747	$162	$—	$162	$—
Total revenues from contracts with customers	$5,933	$3,039	$3,075	$4,640	$2,108	$1,277	$1,257
Other revenues
Revenues from alternative revenue programs	$(47)	$16	$16	$21	$40	$(7)	$(12)
Other electric revenues(e)	18	3	5	2	1	1	—
Other natural gas revenues(e)	—	—	2	—	—	—	—
Total other revenues	$(29)	$19	$23	$23	$41	$(6)	$(12)
Total revenues for reportable segments	$5,904	$3,058	$3,098	$4,663	$2,149	$1,271	$1,245
__________
(a)Includes revenues from transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.
(b)Includes operating revenues from affiliates in 2022, 2021, and 2020 respectively of:
•$16 million, $41 million, and $37 million at ComEd
•$7 million, $20 million, and $8 million at PECO
•$7 million, $13 million, and $10 million at BGE
•$10 million, $13 million, and $17 million at PHI
•$5 million, $5 million, and $7 million at Pepco
•$6 million, $7 million, and $9 million at DPL
•$2 million, $2 million, and $4 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2022, 2021, and 2020 respectively of:
•less than $1 million, $1 million, and $1 million at PECO
•$8 million, $18 million, and $10 million at BGE
(e)Includes late payment charge revenues.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 6 — Accounts Receivable
6. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Year Ended December 31, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2021	$320	$73	$105	$38	$104	$37	$18	$49
Plus: Current period provision for expected credit losses(a)(b)	176	29	52	37	58	31	12	15
Less: Write-offs, net(c)(d)(e) of recoveries(f)	169	43	52	21	53	21	9	23
Balance as of December 31, 2022	$327	$59	$105	$54	$109	$47	$21	$41

	Year Ended December 31, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$334	$97	$116	$35	$86	$32	$22	$32
Plus: Current period provision for expected credit losses	96	21	23	15	37	13	6	18
Less: Write-offs, net of recoveries	110	45	34	12	19	8	10	1
Balance as of December 31, 2021	$320	$73	$105	$38	$104	$37	$18	$49
_________
(a)For PECO, BGE, Pepco and DPL, the change in current period provision for expected credit losses is primarily a result of increased receivable balances.
(b)For ACE, the change in current period provision for expected credit losses is primarily a result of decreased receivable balances.
(c)For PECO, the change in write-offs is primarily a result of increased disconnection activities.
(d)For PHI, Pepco and ACE, the change in write-offs is primarily related to the termination of the moratoriums in the District of Columbia and New Jersey, which beginning in March 2020, prevented customer disconnections for non-payment. With disconnection activities restarting in January 2022, write-offs of aging accounts receivable increased during the year.
(e)For DPL, the change in write-offs is primarily a result of favorable customer payment behavior.
(f)Recoveries were not material to the Registrants.
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Year Ended December 31, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2021	$72	$17	$7	$9	$39	$16	$8	$15
Plus: Current period provision (benefit) for expected credit losses	26	3	6	6	11	9	(1)	3
Less: Write-offs, net of recoveries(a)	16	3	4	5	4	—	—	4
Balance as of December 31, 2022	$82	$17	$9	$10	$46	$25	$7	$14

	Year Ended December 31, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$71	$21	$8	$9	$33	$13	$9	$11
Plus: Current period provision (benefit) for expected credit losses	11	(2)	3	4	6	3	(1)	4
Less: Write-offs, net of recoveries	10	2	4	4	—	—	—	—
Balance as of December 31, 2021	$72	$17	$7	$9	$39	$16	$8	$15
_________

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 6 — Accounts Receivable
(a)Recoveries were not material to the Registrants.
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of December 31, 2022 and 2021.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2022	$912	$223	$219	$247	$223	$103	$74	$46
December 31, 2021	747	240	161	171	175	82	53	40
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

	Total receivables purchased
	Exelon(a)	ComEd(a)	PECO(a)	BGE(a)	PHI	Pepco	DPL	ACE
Year ended December 31, 2022	$3,981	$965	$1,081	$792	$1,143	$723	$205	$215
Year ended December 31, 2021	$3,840	$1,031	$1,041	$687	$1,081	$660	$217	$204
_________
(a)For BGE, includes $4 million of receivables purchased from Generation prior to the separation on February 1, 2022 for the year ended December 31, 2022. For ComEd, PECO, and BGE, includes $1 million, $1 million, and $21 million of receivables purchased from Generation, respectively, for the year ended December 31, 2021.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 7 — Property, Plant, and Equipment
7. Property, Plant, and Equipment (All Registrants)
The following tables present a summary of property, plant, and equipment by asset category as of December 31, 2022 and 2021:

Asset Category	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2022
Electric—transmission and distribution	$69,034	$32,906	$10,719	$9,993	$17,165	$11,270	$5,231	$5,219
Gas—transportation and distribution	8,126	—	3,619	4,074	696	—	855	—
Common—electric and gas	2,521	—	1,071	1,317	228	—	206	—
Construction work in progress	4,534	1,174	744	487	2,101	1,526	271	296
Other property, plant, and equipment(a)	791	106	50	50	114	65	29	26
Total property, plant, and equipment	85,006	34,186	16,203	15,921	20,304	12,861	6,592	5,541
Less: accumulated depreciation	15,930	6,673	4,078	4,583	2,618	4,067	1,772	1,551
Property, plant, and equipment, net	$69,076	$27,513	$12,125	$11,338	$17,686	$8,794	$4,820	$3,990

December 31, 2021
Electric—transmission and distribution	$64,771	$31,077	$10,076	$9,352	$16,062	$10,798	$4,957	$4,882
Gas—transportation and distribution	7,429	—	3,339	3,712	646	—	806	—
Common—electric and gas	2,335	—	1,005	1,224	201	—	180	—
Construction work in progress	3,698	918	620	554	1,590	1,118	229	242
Other property, plant and equipment(a)	755	99	41	34	107	63	23	25
Total property, plant and equipment	78,988	32,094	15,081	14,876	18,606	11,979	6,195	5,149
Less: accumulated depreciation	14,430	6,099	3,964	4,299	2,108	3,875	1,635	1,420
Property, plant, and equipment, net	$64,558	$25,995	$11,117	$10,577	$16,498	$8,104	$4,560	$3,729
__________
(a)Primarily composed of land and non-utility property.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 7 — Property, Plant, and Equipment
The following table presents the average service life for each asset category in number of years:

Average Service Life (years)
Asset Category	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric - transmission and distribution	5-80	5-80	5-70	5-80	5-75	5-75	5-75	5-75
Gas - transportation and distribution	5-80	N/A	5-70	5-80	5-75	N/A	5-75	N/A
Common - electric and gas	4-75	N/A	5-55	4-50	5-75	N/A	5-75	N/A
Other property, plant, and equipment	4-61	31-50	50	20-50	10-43	10-33	10-43	13-15
The following table presents the annual depreciation rates for each asset category.

	Annual Depreciation Rates
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2022
Electric—transmission and distribution	2.87%	3.00%	2.29%	2.82%	2.96%	2.58%	3.08%	3.38%
Gas—transportation and distribution	2.14%	N/A	1.87%	2.53%	1.45%	N/A	1.45%	N/A
Common—electric and gas	7.54%	N/A	6.31%	8.20%	8.96%	N/A	10.03%	N/A

December 31, 2021
Electric—transmission and distribution	2.81%	2.94%	2.28%	2.80%	2.87%	2.56%	2.86%	3.21%
Gas—transportation and distribution	2.13%	N/A	1.84%	2.54%	1.47%	N/A	1.47%	N/A
Common—electric and gas	7.31%	N/A	6.34%	7.88%	8.33%	N/A	8.69%	N/A

December 31, 2020
Electric—transmission and distribution	2.79%	2.95%	2.31%	2.69%	2.81%	2.53%	2.85%	3.08%
Gas—transportation and distribution	2.14%	N/A	1.85%	2.56%	1.50%	N/A	1.50%	N/A
Common—electric and gas	7.01%	N/A	6.39%	7.45%	7.36%	N/A	6.72%	N/A
AFUDC
The following table summarizes credits to AFUDC by year:

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2022
AFUDC debt and equity	$215	$54	$42	$29	$90	$69	$10	$11

December 31, 2021
AFUDC debt and equity	$189	$47	$34	$36	$72	$59	$8	$5

December 31, 2020
AFUDC debt and equity	$150	$42	$23	$30	$55	$42	$6	$7
See Note 1 — Significant Accounting Policies for additional information regarding property, plant and equipment policies. See Note 16 — Debt and Credit Agreements for additional information regarding Exelon’s, ComEd’s, PECO's, Pepco's, DPL's, and ACE’s property, plant and equipment subject to mortgage liens.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 8 — Jointly Owned Electric Utility Plant
8. Jointly Owned Electric Utility Plant (Exelon, PECO, PHI, DPL, and ACE)
PECO's, DPL's, and ACE's material undivided ownership interests in jointly owned electric plants and transmission facilities as of December 31, 2022 and 2021 were as follows:

Transmission
NJ/DE(a)
Operator	PSEG/DPL
Ownership interest	various
Exelon’s share as of December 31, 2022:
Plant in service	$103
Accumulated depreciation	56
Exelon’s share as of December 31, 2021:
Plant in service	$103
Accumulated depreciation	55
__________
(a)PECO, DPL, and ACE own a 42.55%, 1%, and 13.9% share, respectively, in 151.3 miles of 500kV lines located in New Jersey and in the Salem generating plant substation. PECO, DPL, and ACE also own a 42.55%, 7.45%, and 7.45% share, respectively, in 2.5 miles of 500kV line located over the Delaware River. ACE also has a 21.78% share in a 500kV New Freedom Switching substation.
PECO's, DPL's, and ACE's undivided ownership interests are financed with their funds and all operations are accounted for as if such participating interests were wholly owned facilities. PECO's, DPL's, and ACE's share of direct expenses of the jointly owned plants are included in Operating and maintenance expenses in Exelon's, PECO's, PHI's, DPL's, and ACE's Consolidated Statements of Operations and Comprehensive Income.
9. Asset Retirement Obligations (All Registrants)
The Registrants have AROs primarily associated with the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs. See Note 1 — Significant Accounting Policies for additional information on the Registrants’ accounting policy for AROs.
The following table provides a rollforward of the AROs reflected in the Registrants’ Consolidated Balance Sheets from December 31, 2020 to December 31, 2022:

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
AROs as of December 31, 2020	$249	$129	$29	$23	$59	$39	$14	$6
Net increase due to changes in, and timing of, estimated future cash flows	26	15	—	2	10	5	2	3
Accretion expense(a)	7	4	1	1	1	1	—	—
Payments	(8)	(2)	(1)	—	—	—	—	—
AROs as of December 31, 2021	274	146	29	26	70	45	16	9
Net (decrease) increase due to changes in, and timing of, estimated future cash flows	(8)	2	(1)	3	(13)	(8)	(3)	(2)
Accretion expense(a)	8	4	1	1	2	2	—	—
Payments	(3)	(2)	(1)	—	—	—	—	—
AROs as of December 31, 2022	$271	$150	$28	$30	$59	$39	$13	$7
__________
(a)For ComEd, PECO, BGE, PHI, DPL and ACE, the majority of the accretion is recorded as an increase to a regulatory asset due to the associated regulatory treatment.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases
10. Leases (All Registrants)
Lessee
The Registrants have operating and finance leases for which they are the lessees. The following tables outline the significant types of leases at each registrant and other terms and conditions of the lease agreements as of December 31, 2022. Exelon, ComEd, PECO, and BGE did not have material finance leases in 2022, 2021, or in 2020.

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Real estate	●	●	●	●	●	●	●	●
Vehicles and equipment	●	●	●	●	●	●	●	●

(in years)	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Remaining lease terms	1-83	1-3	1-11	1-83	1-9	1-9	1-9	1-7
Options to extend the term	3-30	N/A	N/A	N/A	3-30	5	3-30	5
Options to terminate within	1-10	1	N/A	N/A	N/A	N/A	N/A	N/A
The components of operating lease costs were as follows:

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2022
Operating lease costs	$66	$2	$—	$15	$42	$10	$12	$6
Variable lease costs	8	1	—	—	2	1	1	1
Total lease costs(a)	$74	$3	$—	$15	$44	$11	$13	$7

For the year ended December 31, 2021
Operating lease costs	$84	$3	$—	$30	$43	$10	$12	$6
Variable lease costs	7	1	—	1	1	—	—	—
Total lease costs(a)	$91	$4	$—	$31	$44	$10	$12	$6

For the year ended December 31, 2020
Operating lease costs	$98	$3	$1	$33	$46	$11	$13	$6
Variable lease costs	7	1	—	1	2	1	1	—
Total lease costs(a)	$105	$4	$1	$34	$48	$12	$14	$6
__________
(a)Excludes sublease income recorded at Exelon, PHI, and DPL of $4 million, $4 million, and $4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases
The components of financing lease costs were as follows:

	PHI	Pepco	DPL	ACE
For the year ended December 31, 2022
Amortization of ROU asset	$14	$5	$6	$3
Interest on lease liabilities	4	1	2	1
Total finance lease cost	$18	$6	$8	$4

For the year ended December 31, 2021
Amortization of ROU asset	$11	$4	$4	$3
Interest on lease liabilities	2	1	1	—
Total finance lease cost	$13	$5	$5	$3

For the year ended December 31, 2020
Amortization of ROU asset	$7	$3	$3	$2
Interest on lease liabilities	2	—	1	—
Total finance lease cost	$9	$3	$4	$2
The following tables provide additional information regarding the presentation of operating and finance lease ROU assets and lease liabilities within the Registrants’ Consolidated Balance Sheets:

	Operating Leases
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
As of December 31, 2022
Operating lease ROU assets
Other deferred debits and other assets	$265	$2	$1	$2	$180	$36	$39	$9

Operating lease liabilities
Other current liabilities	40	2	—	—	31	6	8	3
Other deferred credits and other liabilities	266	—	1	4	167	34	42	7
Total operating lease liabilities	$306	$2	$1	$4	$198	$40	$50	$10

As of December 31, 2021
Operating lease ROU assets
Other deferred debits and other assets	$271	$5	$1	$16	$209	$43	$46	$11

Operating lease liabilities
Other current liabilities	52	2	—	15	31	6	8	3
Other deferred credits and other liabilities	263	3	1	4	195	40	49	9
Total operating lease liabilities	$315	$5	$1	$19	$226	$46	$57	$12

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases

	Finance Leases
	PHI	Pepco	DPL	ACE
As of December 31, 2022
Finance lease ROU assets
Plant, property and equipment, net	$74	$25	$31	$18

Finance lease liabilities
Long-term debt due within one year	12	4	5	3
Long-term debt	64	21	27	16
Total finance lease liabilities	$76	$25	$32	$19

As of December 31, 2021
Finance lease ROU assets
Plant, property and equipment, net	$73	$25	$29	$19

Finance lease liabilities
Long-term debt due within one year	10	3	4	3
Long-term debt	64	23	25	16
Total finance lease liabilities	$74	$26	$29	$19
The weighted average remaining lease terms, in years, for operating and finance leases were as follows:

	Operating Leases
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
As of December 31, 2022	9.5	1.0	5.5	70.9	6.8	8.1	7.9	3.3
As of December 31, 2021	8.9	3.3	6.1	13.7	7.5	8.6	8.5	3.5
As of December 31, 2020	9.0	3.8	4.2	8.3	8.2	9.1	9.1	4.0

	Finance Leases
	PHI	Pepco	DPL	ACE
As of December 31, 2022	5.5	5.4	5.5	5.6
As of December 31, 2021	6.1	5.9	6.1	6.3
As of December 31, 2020	6.5	6.3	6.5	6.5
The weighted average discount rates for operating and finance leases were as follows:

	Operating Leases
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
As of December 31, 2022	3.9%	2.6%	2.3%	4.5%	4.2%	4.0%	4.0%	3.3%
As of December 31, 2021	4.0%	2.8%	2.2%	4.0%	4.2%	4.0%	4.0%	3.4%
As of December 31, 2020	4.0%	3.0%	2.9%	3.8%	4.2%	4.0%	4.0%	3.5%

	Finance Leases
	PHI	Pepco	DPL	ACE
As of December 31, 2022	2.3%	2.3%	2.3%	2.4%
As of December 31, 2021	2.2%	2.3%	2.1%	2.1%
As of December 31, 2020	2.5%	2.6%	2.4%	2.4%

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases
Future minimum lease payments for operating and finance leases as of December 31, 2022 were as follows:

	Operating Leases
Year	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2023	$52	$2	$—	$1	$37	$7	$10	$4
2024	45	—	—	—	35	6	9	3
2025	43	—	—	—	34	6	7	2
2026	39	—	—	—	30	5	5	1
2027	39	—	—	—	29	4	6	1
Remaining years	161	—	1	18	67	20	25	—
Total	379	2	1	19	232	48	62	11
Interest	73	—	—	15	34	8	12	1
Total operating lease liabilities	$306	$2	$1	$4	$198	$40	$50	$10

	Finance Leases
Year	PHI	Pepco	DPL	ACE
2023	$14	$5	$6	$3
2024	14	5	6	3
2025	15	5	6	4
2026	15	5	6	4
2027	12	4	5	3
Remaining years	12	4	5	3
Total	82	28	34	20
Interest	6	3	2	1
Total finance lease liabilities	$76	$25	$32	$19
Cash paid for amounts included in the measurement of operating and finance lease liabilities were as follows:

	Operating cash flows from operating leases
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2022	$66	$3	$—	$16	$37	$8	$9	$4
For the year ended December 31, 2021	93	3	—	46	39	8	9	4
For the year ended December 31, 2020	67	3	1	20	39	8	9	4

	Financing cash flows from finance leases
	PHI	Pepco	DPL	ACE
For the year ended December 31, 2022	$13	$5	$5	$3
For the year ended December 31, 2021	10	3	4	3
For the year ended December 31, 2020	6	2	3	1
ROU assets obtained in exchange for operating and finance lease obligations were as follows:

	Operating Leases
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2022	$46	$—	$—	$—	$2	$—	$1	$1
For the year ended December 31, 2021	1	—	—	(1)	1	—	1	—
For the year ended December 31, 2020	(2)	—	1	—	(1)	—	(1)	—

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases

	Finance Leases
	PHI	Pepco	DPL	ACE
For the year ended December 31, 2022	$14	$4	$7	$3
For the year ended December 31, 2021	32	12	12	8
For the year ended December 31, 2020	29	8	14	7
Lessor
The Registrants have operating leases for which they are the lessors. The following tables outline the significant types of leases at each registrant and other terms and conditions of their lease agreements as of December 31, 2022. ACE did not have any operating leases for which they are the lessors for the years ended December 31, 2022 and 2021. During 2020, ACE was the lessor for an operating lease, which expired in that year and resulted in less than $1 million in operating lease income.

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL
Real estate	●	●	●	●	●	●	●

(in years)	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL
Remaining lease terms	1-80	1-14	1-80	20	1-10	1-3	9-10
Options to extend the term	5-79	5-79	5-50	N/A	N/A	N/A	N/A
The components of lease income were as follows:

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL
For the year ended December 31, 2022
Operating lease income	$4	$—	$—	$—	$4	$—	$3
Variable lease income	1	—	—	—	1	—	1

For the year ended December 31, 2021
Operating lease income	$5	$—	$—	$—	$4	$—	$3
Variable lease income	1	—	—	—	1	—	1

For the year ended December 31, 2020
Operating lease income	$5	$—	$—	$—	$3	$—	$3
Variable lease income	1	—	—	—	1	—	1
Future minimum lease payments to be recovered under operating leases as of December 31, 2022 were as follows:

Year	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL
2023	$5	$1	$—	$—	$4	$—	$3
2024	5	1	—	—	3	—	3
2025	5	—	—	—	4	—	5
2026	5	—	—	—	5	—	4
2027	5	—	—	—	5	—	4
Remaining years	27	—	4	1	23	—	22
Total	$52	$2	$4	$1	$44	$—	$41

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 11 — Asset Impairments
11. Asset Impairments (Exelon and BGE)
In the third quarter of 2022, a review of the impacts of COVID-19 on office use resulted in plans to cease the renovation and dispose of an office building at BGE before the asset was placed into service. BGE determined that the carrying value was not recoverable and that its fair value was less than carrying value. As a result, in 2022, a pre-tax impairment charge of $48 million was recorded in Operating and maintenance expense in Exelon’s and BGE’s Consolidated Statements of Operations and Comprehensive Income. The fair value used in the analysis was based on an estimate of an expected sales price. However, the office building did not meet all of the criteria for classification as held for sale as of December 31, 2022, and therefore continues to be reported within Property, plant and equipment in Exelon’s and BGE’s Balance Sheets as of December 31, 2022.

12. Intangible Assets
Goodwill (Exelon, ComEd, PHI, Pepco, DPL, and ACE)
The following table presents the gross amount, accumulated impairment loss, and carrying amount of goodwill at Exelon, ComEd, and PHI as of December 31, 2022 and 2021. There were no additions or impairments during the years ended December 31, 2022 and 2021.

	Gross Amount	Accumulated Impairment Loss	Carrying Amount
Exelon	$8,613	$1,983	$6,630
ComEd(a)	4,608	1,983	2,625
PHI(b)	4,005	—	4,005
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
Application of the goodwill impairment assessment requires management judgment, including the identification of reporting units and determining the fair value of the reporting unit, which management estimates using a weighted combination of a discounted cash flow analysis and a market multiples analysis. Significant assumptions used in these fair value analyses include discount and growth rates, utility sector market

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 12 — Intangible Assets
performance and transactions, projected operating and capital cash flows for ComEd's, Pepco's, DPL's, and ACE's businesses, and the fair value of debt.
2022 and 2021 Goodwill Impairment Assessment. ComEd and PHI qualitatively determined that it was more likely than not that the fair values of their reporting units exceeded their carrying values and, therefore, did not perform quantitative assessments as of November 1, 2022 and 2021. The last quantitative assessments performed were as of November 1, 2016 for ComEd and November 1, 2018 for PHI.
While the annual assessments indicated no impairments, certain assumptions used to estimate reporting unit fair values are highly sensitive to changes. Adverse regulatory actions or changes in significant assumptions could potentially result in future impairments of Exelon's, ComEd's, and PHI’s goodwill, which could be material.
Other Intangible Assets and Liabilities (Exelon and PHI)
Exelon’s other intangible assets, included in Other current assets and Other deferred debits and other assets in the Consolidated Balance Sheets, consisted of the following as of December 31, 2022 and 2021. Exelon's and PHI's other intangible liabilities, included in current and noncurrent Unamortized energy contract liabilities in their Consolidated Balance Sheets, consisted of the following as of December 31, 2022 and 2021. The intangible assets and liabilities shown below are amortized on a straight-line basis, except for unamortized energy contracts which are amortized in relation to the expected realization of the underlying cash flows:

	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Exelon
Unamortized Energy Contracts	$(1,515)	$1,470	$(45)	$(1,515)	$1,280	$(235)
Software License	81	(61)	20	81	(53)	28
Exelon Total	$(1,434)	$1,409	$(25)	$(1,434)	$1,227	$(207)
PHI
Unamortized Energy Contracts	$(1,515)	$1,470	$(45)	$(1,515)	$1,280	$(235)
The following table summarizes the amortization expense related to intangible assets and liabilities for each of the years ended December 31, 2022, 2021, and 2020:

For the Years Ended December 31,	Exelon(a)	PHI(a)
2022(b)	$(182)	$(190)
2021	(83)	(92)
2020	(98)	(115)
__________
(a)For PHI unamortized energy contracts, the amortization of the fair value adjustment amounts and the corresponding offsetting regulatory asset amounts are amortized through Purchased power and fuel expense in their Consolidated Statements of Operations and Comprehensive Income resulting in no effect to net income.
(b)On March 23, 2022, the NJBPU approved a petition by ACE to terminate the provisions in its PPAs. As such, the contract was fully amortized during the year ended December 31, 2022. See Note 3 - Regulatory Matters for additional information.
The following table summarizes the estimated future amortization expense related to intangible assets and liabilities as of December 31, 2022:

For the Years Ending December 31,	Exelon	PHI
2023	$(2)	$(10)
2024	—	(8)
2025	(2)	(5)
2026	(5)	(5)
2027	(4)	(4)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes
13. Income Taxes (All Registrants)
Components of Income Tax Expense or Benefit
Income tax expense (benefit) from continuing operations is comprised of the following components:

	For the Year Ended December 31, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Included in operations:
Federal
Current	$(24)	$29	$13	$(1)	$16	$9	$(2)	$6
Deferred	106	117	18	(3)	(23)	(2)	2	(15)
Investment tax credit amortization	(3)	(1)	—	—	(1)	—	—	—
State
Current	(13)	(6)	(4)	—	2	—	—	—
Deferred	283	125	52	12	15	(16)	14	12
Total	$349	$264	$79	$8	$9	$(9)	$14	$3

	For the Year Ended December 31, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Included in operations:
Federal
Current	$(152)	$(30)	$1	$(18)	$18	$22	$2	$1
Deferred	89	113	20	34	(52)	(17)	(14)	(26)
Investment tax credit amortization	(2)	(1)	—	—	(1)	—	—	—
State
Current	(46)	(41)	—	—	—	1	1	—
Deferred	149	131	(9)	(51)	77	9	53	12
Total	$38	$172	$12	$(35)	$42	$15	$42	$(13)

	For the Year Ended December 31, 2020
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Included in operations:
Federal
Current	$(180)	$(24)	$(7)	$4	$25	$40	$(13)	$(4)
Deferred	10	112	1	10	(129)	(62)	(20)	(43)
Investment tax credit amortization	(3)	(2)	—	—	(1)	—	—	—
State
Current	(37)	(27)	—	—	(5)	—	—	—
Deferred	203	118	(24)	27	33	15	8	6
Total	$(7)	$177	$(30)	$41	$(77)	$(7)	$(25)	$(41)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

	For the Year Ended December 31, 2022(a)
	Exelon	ComEd	PECO(b)	BGE(b)	PHI(b)	Pepco(b)	DPL(b)	ACE(b)
U.S. federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit(c)	8.8	8.0	5.8	2.6	2.1	(4.1)	6.5	6.9
Plant basis differences	(4.1)	(0.6)	(11.9)	(1.0)	(1.7)	(2.7)	(0.7)	(0.7)
Excess deferred tax amortization	(11.8)	(5.6)	(3.0)	(19.8)	(19.5)	(16.8)	(18.4)	(24.5)
Amortization of investment tax credit, including deferred taxes on basis differences	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits(d)	0.1	(0.3)	—	(0.7)	(0.7)	(0.7)	(0.6)	(0.5)
Other(e)	0.6	—	0.2	0.1	0.4	0.3	0.1	—
Effective income tax rate	14.5%	22.4%	12.1%	2.1%	1.5%	(3.0)%	7.7%	2.0%

	For the Year Ended December 31, 2021(a)
	Exelon	ComEd	PECO(f)	BGE(f)	PHI	Pepco(f)	DPL(f)	ACE(f)
U.S. federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.0	7.8	(1.4)	(10.8)	10.1	2.7	25.0	7.4
Plant basis differences	(5.4)	(0.8)	(13.6)	(1.7)	(1.1)	(1.6)	(0.8)	(0.2)
Excess deferred tax amortization	(17.2)	(7.6)	(3.8)	(16.3)	(22.4)	(16.4)	(20.0)	(37.1)
Amortization of investment tax credit, including deferred taxes on basis differences	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits	(0.7)	(0.5)	—	(0.9)	(0.5)	(0.5)	(0.4)	(0.5)
Other	(0.3)	(1.0)	0.1	(0.6)	—	(0.4)	0.1	(0.2)
Effective income tax rate	2.3%	18.8%	2.3%	(9.4)%	7.0%	4.8%	24.7%	(9.8)%

	For the Year Ended December 31, 2020(a)
	Exelon	ComEd(g)	PECO(g)	BGE(h)	PHI(h)	Pepco(h)	DPL(h)	ACE(h)
U.S. federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	11.9	11.6	(4.5)	5.5	5.1	4.5	6.6	7.0
Plant basis differences	(8.6)	(0.6)	(18.7)	(1.5)	(1.6)	(1.7)	(0.4)	(3.0)
Excess deferred tax amortization	(29.1)	(11.2)	(4.6)	(13.9)	(42.0)	(25.4)	(51.7)	(82.1)
Amortization of investment tax credit, including deferred taxes on basis differences	(0.3)	(0.3)	—	(0.1)	(0.2)	(0.1)	(0.3)	(0.5)
Tax credits	(0.5)	(0.3)	—	(0.4)	(0.3)	(0.3)	(0.3)	(0.5)
Deferred Prosecution Agreement payments	3.8	6.8	—	—	—	—	—	—
Other	1.2	1.8	(0.4)	(0.1)	(0.4)	(0.7)	0.1	0.4
Effective income tax rate	(0.6)%	28.8%	(7.2)%	10.5%	(18.4)%	(2.7)%	(25.0)%	(57.7)%
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes
(c)For Exelon, the higher state income taxes, net of federal income tax benefit, is primarily due to the long-term marginal state income tax rate change of $67 million and the recognition of a valuation allowance of $40 million against the net deferred tax asset position for certain standalone state filing jurisdictions, partially offset by a one-time impact associated with a state tax benefit of $43 million and indemnification adjustments pursuant to the Tax Matters Agreement of $11 million as a result of the separation. For PECO, the higher state income taxes, net of federal income tax benefit, related to a one-time expense of $38 million attributable to the change in the Pennsylvania corporate income tax rate.
(d)For Exelon, reflects the income tax expense related to the write-off of federal tax credits subject to recapture of $15 million as a result of the separation.
(e)For Exelon, reflects the nondeductible transaction costs of approximately $12 million arising as part of the separation and indemnification adjustments pursuant to the Tax Matters Agreement of $9 million.
(f)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions. For BGE, the income tax benefit is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits. For Pepco, the lower effective tax rate is primarily related to the acceleration of certain income tax benefits due to distribution and transmission rate case settlements. For DPL, the higher effective tax rate is primarily related to a state income tax expense, net of federal income tax benefit, due to the recognition of a valuation allowance of approximately $31 million against a deferred tax asset associated with Delaware net operating loss carryforwards as a result of a change in Delaware tax law. For ACE, the income tax benefit is primarily due to a distribution rate case settlement which allows ACE to retain certain tax benefits.
(g)For ComEd, the higher effective tax rate is primarily related to the nondeductible DPA payments. For PECO, the negative effective tax rate is primarily related to an increase in plant basis differences attributable to tax repair deductions related to an increase in storms and qualifying projects in 2021.
(h)For BGE, PHI, Pepco, DPL, and ACE, the income tax benefit is primarily attributable to accelerated amortization of transmission related deferred income tax regulatory liabilities as a result of regulatory settlements. See Note 3 — Regulatory Matters for additional information.
Tax Differences and Carryforwards
The tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred tax assets (liabilities), as of December 31, 2022 and 2021 are presented below:

	As of December 31, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Plant basis differences	$(12,130)	$(4,823)	$(2,119)	$(1,949)	$(3,131)	$(1,394)	$(906)	$(813)
Accrual based contracts	10	—	—	—	10	—	—	—
Derivatives and other financial instruments	26	23	—	—	2	—	—	—
Deferred pension and postretirement obligation	551	(300)	(31)	(31)	(80)	(76)	(39)	(3)
Deferred debt refinancing costs	132	(5)	—	(2)	111	(4)	(2)	(1)
Regulatory assets and liabilities	(1,107)	(131)	(169)	57	(50)	7	43	11
Tax loss carryforward, net of valuation allowances	250	—	33	72	71	3	20	46
Tax credit carryforward	468	—	—	—	—	—	—	—
Investment in partnerships	(21)	—	—	—	—	—	—	—
Other, net	591	223	73	23	182	83	16	28
Deferred income tax liabilities (net)	$(11,230)	$(5,013)	$(2,213)	$(1,830)	$(2,885)	$(1,381)	$(868)	$(732)
Unamortized investment tax credits	(14)	(8)	—	(2)	(4)	(1)	(1)	(2)
Total deferred income tax liabilities (net) and unamortized investment tax credits	$(11,244)	$(5,021)	$(2,213)	$(1,832)	$(2,889)	$(1,382)	$(869)	$(734)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

	As of December 31, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Plant basis differences	$(11,606)	$(4,648)	$(2,271)	$(1,826)	$(2,976)	$(1,321)	$(853)	$(777)
Accrual based contracts	56	—	—	—	56	—	—	—
Derivatives and other financial instruments	63	61	—	—	2	—	—	—
Deferred pension and postretirement obligation	641	(308)	(32)	(37)	(90)	(76)	(40)	(6)
Deferred debt refinancing costs	146	(6)	—	(2)	123	(2)	(1)	(1)
Regulatory assets and liabilities	(1,130)	8	(280)	92	(53)	24	55	31
Tax loss carryforward, net of valuation allowances	242	—	65	68	64	2	18	42
Tax credit carryforward	584	—	—	—	—	—	—	—
Investment in partnerships	(21)	—	—	—	—	—	—	—
Other, net	449	216	97	21	212	99	19	34
Deferred income tax liabilities (net)	$(10,576)	$(4,677)	$(2,421)	$(1,684)	$(2,662)	$(1,274)	$(802)	$(677)
Unamortized investment tax credits	(15)	(8)	—	(2)	(5)	(1)	(1)	(2)
Total deferred income tax liabilities (net) and unamortized investment tax credits	$(10,591)	$(4,685)	$(2,421)	$(1,686)	$(2,667)	$(1,275)	$(803)	$(679)
The following table provides Exelon’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s, and ACE’s carryforwards, of which the state related items are presented on a post-apportioned basis, as well as, any corresponding valuation allowances as of December 31, 2022. ComEd does not have net operating losses or credit carryforwards for the year ended December 31, 2022.

	Exelon	PECO	BGE	PHI	Pepco	DPL	ACE
Federal
Federal general business credits carryforwards(a)	$468	$—	$—	$—	$—	$—	$—
State
State net operating loss carryforwards	4,991	970	1,142	1,501	50	768	651
Deferred taxes on state tax attributes (net of federal taxes)	307	37	72	104	3	52	46
Valuation allowance on state tax attributes (net of federal taxes)(b)	57	4	—	33	—	32	—
Year in which net operating loss or credit carryforwards will begin to expire(c)	2035	2032	2033	2029	N/A	2032	2031
__________
(a)For Exelon, the federal general business credit carryforward will begin expiring in 2035.
(b)For Exelon, a full valuation allowance has been recorded against certain separate company state net operating loss carryforwards that are expected to expire before realization. For PECO, a valuation allowance has been recorded against certain Pennsylvania net operating losses that are expected to expire before realization. For DPL, a full valuation allowance has been recorded against Delaware net operating losses carryforwards due to a change in Delaware tax law.
(c)A portion of Exelon's, BGE's, Pepco's, and DPL's Maryland state net operating loss carryforward have an indefinite carryforward period.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes
Tabular Reconciliation of Unrecognized Tax Benefits
The following table presents changes in unrecognized tax benefits, for Exelon, PHI, and ACE. ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	Exelon(a)	PHI	ACE
Balance at January 1, 2020	$95	$48	$14
Change to positions that only affect timing	6	3	1
Increases based on tax positions related to 2020	3	—	—
Increases based on tax positions prior to 2020	26	1	—
Decreases based on tax positions prior to 2020	(5)	—	—
Balance at December 31, 2020	125	52	15
Change to positions that only affect timing	13	3	1
Increases based on tax positions related to 2021	4	1	—
Increases based on tax positions prior to 2021	4	—	—
Decreases based on tax positions prior to 2021	(3)	—	—
Balance at December 31, 2021	143	56	16
Change to positions that only affect timing	(1)	1	1
Increases based on tax positions related to 2022	3	2	—
Increases based on tax positions prior to 2022	3	—	—
Decreases based on tax positions prior to 2022	—	—	—
Balance at December 31, 2022	$148	$59	$17
______
(a)As of December 31, 2022, Exelon recorded a receivable of $50 million in noncurrent Other assets in the Consolidated Balance Sheet for Constellation’s share of unrecognized tax benefits for periods prior to the separation.
Recognition of unrecognized tax benefits
The following table presents Exelon's unrecognized tax benefits that, if recognized, would decrease the effective tax rate. The Utility Registrants' amounts are not material.

Exelon
December 31, 2022	$90
December 31, 2021	77
December 31, 2020	73
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
As of December 31, 2022, ACE has approximately $14 million of unrecognized state tax benefits that could significantly decrease within the 12 months after the reporting date based on the outcome of pending court cases involving other taxpayers. The unrecognized tax benefit, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.
Total amounts of interest and penalties recognized
The following table represents the net interest and penalties receivable (payable) related to tax positions reflected in Exelon's Consolidated Balance Sheets. The Utility Registrants' amounts are not material.

Net interest and penalties receivable as of	Exelon
December 31, 2022 (a) (b)	$45
December 31, 2021 (c)	43

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes
__________
(a)As of December 31, 2022, the interest receivable balance is not expected to be settled in cash within the next twelve months and is therefore classified as a noncurrent receivable.
(b)As of December 31, 2022, Exelon recorded a receivable of $1 million in noncurrent Other assets in the Consolidated Balance Sheet for Constellation's share of net interest for periods prior to the separation.
(c)As of December 31, 2021, the interest receivable balance is not expected to be settled in cash within the next twelve months and is therefore classified as a noncurrent receivable. In December of 2021, Exelon received a refund of approximately $272 million related to an interest netting refund claim.
The Registrants did not record material interest and penalty expense related to tax positions reflected in their Consolidated Balance Sheets. Interest expense and penalty expense are recorded in Interest expense, net and Other, net, respectively, in Other income and deductions in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
Description of tax years open to assessment by major jurisdiction

Major Jurisdiction	Open Years	Registrants Impacted
Federal consolidated income tax returns(a)	2010-2021	All Registrants
Delaware separate corporate income tax returns	Same as federal	DPL
District of Columbia combined corporate income tax returns	2019-2021	Exelon, PHI, Pepco
Illinois unitary corporate income tax returns	2012-2021	Exelon, ComEd
Maryland separate company corporate net income tax returns	Same as federal	BGE, Pepco, DPL
New Jersey separate corporate income tax returns	2017-2018	Exelon
New Jersey combined corporate income tax returns	2019-2021	Exelon
New Jersey separate corporate income tax returns	2018-2021	ACE
New York combined corporate income tax returns	2015-2021	Exelon
Pennsylvania separate corporate income tax returns	2011-2016	Exelon
Pennsylvania separate corporate income tax returns	2019-2021	Exelon
Pennsylvania separate corporate income tax returns	2019-2021	PECO
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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the existing Exelon tax sharing agreement. As a result, as of March 31, 2022, Exelon recorded a receivable of $55 million in Current other assets in the Consolidated Balance Sheet for Constellation’s share of taxes for periods

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes
prior to the separation. As of December 31, 2022, Exelon recorded a payable of $18 million in Current other liabilities that is due to Constellation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the existing Exelon tax sharing agreement.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA also provides that Exelon will reimburse Constellation when those allocated tax attribute carryforwards are utilized. As of March 31, 2022, Exelon recorded a payable of $11 million and $484 million in Current other liabilities and Noncurrent other liabilities, respectively, in the Consolidated Balance Sheet for tax credit carryforwards that are expected to be utilized and reimbursed to Constellation. As of December 31, 2022, the current and noncurrent payable amounts are $169 million and $362 million, respectively.
Long-Term Marginal State Income Tax Rate (All Registrants)
Quarterly, Exelon reviews and updates its marginal state income tax rates for material changes in state tax laws and state apportionment. The Registrants remeasure their existing deferred income tax balances to reflect the changes in marginal rates, which results in either an increase or a decrease to their net deferred income tax liability balances. Utility Registrants record corresponding regulatory liabilities or assets to the extent such amounts are probable of settlement or recovery through customer rates and an adjustment to income tax expense for all other amounts. In the first quarter of 2022, Exelon updated its marginal state income tax rates for changes in state apportionment due to the separation, which resulted in an increase of $67 million to the deferred tax liability at Exelon, and a corresponding adjustment to income tax expense, net of federal taxes. The impacts to ComEd, BGE, PHI, Pepco, DPL, and ACE for the years ended December 31, 2022, 2021, and 2020 were not material.

December 31, 2022	Exelon
Increase to Deferred Income Tax Liability and Income Tax Expense, Net of Federal Taxes	$67
December 31, 2021
Increase to Deferred Income Tax Liability and Income Tax Expense, Net of Federal Taxes	$27
December 31, 2020
Increase to Deferred Income Tax Liability and Income Tax Expense, Net of Federal Taxes	$66
Pennsylvania Corporate Income Tax Rate Change (Exelon and PECO)
On July 8, 2022, Pennsylvania enacted House Bill 1342, which will permanently reduce the corporate income tax rate from 9.99% to 4.99%. The tax rate will be reduced to 8.99% for the 2023 tax year. Starting with the 2024 tax year, the rate is reduced by 0.50% annually until it reaches 4.99% in 2031. As a result of the rate change, in the third quarter of 2022, Exelon and PECO recorded a one-time decrease to deferred income taxes of $390 million with a corresponding decrease to the deferred income taxes regulatory asset of $428 million for the amounts that are expected to be settled through future customer rates and an increase to income tax expense of $38 million (net of federal taxes). The tax rate decrease is not expected to have a material ongoing impact to Exelon’s and PECO’s financial statements. PECO did not update its marginal state income tax rates for the years ended December 31, 2021 and 2020.
Allocation of Tax Benefits (All Registrants)
The Utility Registrants are party to an agreement with Exelon and other subsidiaries of Exelon that provides for the allocation of consolidated tax liabilities and benefits (Tax Sharing Agreement). The Tax Sharing Agreement provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. In addition, any net federal and state benefits attributable to Exelon are reallocated to the other Registrants. That allocation is treated as a contribution from Exelon to the party receiving the benefit.
The following table presents the allocation of tax benefits from Exelon under the Tax Sharing Agreement, for the year ended December 31, 2022, 2021, and 2020.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2022(a)	$1	$47	$—	$28	$23	$3	$2
December 31, 2021(b)	1	19	—	17	16	—	—
December 31, 2020(c)	14	17	—	17	8	6	1
__________
(a)BGE did not record an allocation of federal tax benefits from Exelon under the Tax Sharing Agreement as a result of a tax net operating loss.
(b)BGE, DPL, and ACE did not record an allocation of federal tax benefits from Exelon under the Tax Sharing Agreement as a result of a tax net operating loss.
(c)BGE did not record an allocation of federal tax benefits from Exelon under the Tax Sharing Agreement as a result of a tax net operating loss.

14. Retirement Benefits (All Registrants)
Exelon sponsors defined benefit pension plans and OPEB plans for essentially all current employees. Substantially all non-union employees and electing union employees hired on or after January 1, 2001 participate in cash balance pension plans. Effective January 1, 2009, substantially all newly-hired union-represented employees participate in cash balance pension plans. Effective February 1, 2018 for most newly-hired BSC non-represented, non-craft, employees, January 1, 2021 for most newly-hired utility management employees, and for certain newly-hired union employees pursuant to their collective bargaining agreements, these newly-hired employees are not eligible for pension benefits, and will instead be eligible to receive an enhanced non-discretionary employer contribution in an Exelon defined contribution savings plan. Effective January 1, 2018, most newly-hired non-represented, non-craft, employees are not eligible for OPEB benefits and employees represented by Local 614 are not eligible for retiree health care benefits. Effective January 1, 2021, most non-represented, non-craft, employees who are under the age of 40 are not eligible for retiree health care benefits. Effective January 1, 2022, management employees retiring on or after that date are no longer eligible for retiree life insurance benefits.
Effective February 1, 2022, in connection with the separation, pension and OPEB obligations and assets for current and former employees of the Constellation business and certain other former employees of Exelon and its subsidiaries transferred to pension and OPEB plans and trusts maintained by Constellation or its subsidiaries. The Exelon New England Union Employees Pension Plan and Constellation Mystic Power, LLC Union Employees Pension Plan Including Plan A and Plan B were transferred. The following OPEB plans were also transferred: Constellation Mystic Power, LLC Post-Employment Medical Savings Account Plan; Exelon New England Union Post-Employment Medical Savings Account Plan; and the Nine Mile Point Nuclear Station, LLC Medical Care and Prescription Drug Plan for Retired Employees.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
The tables below show the pension and OPEB plans in which employees of each operating company participated as of December 31, 2022:

Operating Company(e)
Name of Plan:	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Qualified Pension Plans:
Exelon Corporation Retirement Program(a)	X	X	X	X	X	X	X
Exelon Corporation Pension Plan for Bargaining Unit Employees(a)	X
Exelon Pension Plan(b)	X	X	X	X	X	X	X
Pepco Holdings LLC Retirement Plan(d)	X	X	X	X	X	X	X

Non-Qualified Pension Plans:
Exelon Corporation Supplemental Pension Benefit Plan and 2000 Excess Benefit Plan(a)	X	X		X
Exelon Corporation Supplemental Management Retirement Plan(a)	X	X	X	X		X
Constellation Energy Group, Inc. Senior Executive Supplemental Plan(b)			X	X
Constellation Energy Group, Inc. Supplemental Pension Plan(b)			X	X
Constellation Energy Group, Inc. Benefits Restoration Plan(b)		X	X	X
Baltimore Gas & Electric Company Executive Benefit Plan(b)			X
Baltimore Gas & Electric Company Manager Benefit Plan(b)		X	X
Pepco Holdings LLC 2011 Supplemental Executive Retirement Plan(d)				X	X	X	X
Conectiv Supplemental Executive Retirement Plan(d)				X		X	X
Pepco Holdings LLC Combined Executive Retirement Plan(d)				X	X

Operating Company(e)
Name of Plan:	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
OPEB Plans:
PECO Energy Company Retiree Medical Plan(a)	X	X	X	X	X	X	X
Exelon Corporation Health Care Program(a)	X	X	X	X	X	X	X
Exelon Corporation Employees’ Life Insurance Plan(a)	X	X	X
Exelon Corporation Health Reimbursement Arrangement Plan(a)	X	X	X
BGE Retiree Medical Plan(b)	X	X	X	X	X	X
BGE Retiree Dental Plan(b)			X
Exelon Retiree Medical Plan of Constellation Energy Nuclear Group, LLC(c)	X		X	X
Exelon Retiree Dental Plan of Constellation Energy Nuclear Group, LLC(c)	X		X	X
Pepco Holdings LLC Welfare Plan for Retirees(d)	X	X	X	X	X	X	X
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

Note 14 — Retirement Benefits
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
During the first quarter of 2022, Exelon received an updated valuation of its pension and OPEB to reflect actual census data as of February 1, 2022. This valuation resulted in a decrease to the pension obligations of $24 million and an increase to the OPEB obligations of $5 million. Additionally, accumulated other comprehensive loss increased by $5 million (after-tax) and regulatory assets and liabilities decreased by $30 million and $3 million, respectively.
The following tables provide a rollforward of the changes in the benefit obligations and plan assets of Exelon for the most recent two years for all plans combined:

	Pension Benefits		OPEB
	2022	2021	2022	2021
Change in benefit obligation:
Net benefit obligation as of the beginning of year	$14,236	$14,861	$2,502	$2,661
Service cost	236	294	41	51
Interest cost	439	406	76	69
Plan participants’ contributions	—	—	26	32
Actuarial (gain) loss(a)	(3,379)	(442)	(604)	(116)
Settlements	—	(23)	—	(5)
Gross benefits paid	(855)	(860)	(157)	(190)
Net benefit obligation as of the end of year	$10,677	$14,236	$1,884	$2,502

	Pension Benefits		OPEB
	2022	2021	2022	2021
Change in plan assets:
Fair value of net plan assets as of the beginning of year	$12,165	$11,883	$1,665	$1,635
Actual return on plan assets	(2,359)	822	(225)	130
Employer contributions	570	343	42	63
Plan participants’ contributions	—	—	26	32
Gross benefits paid	(855)	(860)	(157)	(190)
Settlements	—	(23)	—	(5)
Fair value of net plan assets as of the end of year	$9,521	$12,165	$1,351	$1,665
__________
(a)The pension and OPEB gains in 2022 and 2021 primarily reflect an increase in the discount rate.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
Exelon presents its benefit obligations and plan assets net on its Consolidated Balance Sheets within the following line items:

	Pension Benefits		OPEB
	2022	2021	2022	2021
Other current liabilities	$47	$20	$26	$26
Pension obligations	1,109	2,051	—	—
Non-pension postretirement benefit obligations	—	—	507	811
Unfunded status (net benefit obligation less plan assets)	$1,156	$2,071	$533	$837
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

	Exelon
ABO in Excess of Plan Assets	2022	2021
ABO	$10,108	$13,497
Fair value of net plan assets	9,427	12,165
Components of Net Periodic Benefit Costs
The majority of the 2022 pension benefit cost for the Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 3.24%. The majority of the 2022 OPEB cost is calculated using an expected long-term rate of return on plan assets of 6.44% for funded plans and a discount rate of 3.20%.
A portion of the net periodic benefit cost for all plans is capitalized in the Consolidated Balance Sheets. The following table presents the components of Exelon’s net periodic benefit costs, prior to capitalization, for the years ended December 31, 2022, 2021, and 2020.

	Pension Benefits			OPEB
	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$236	$294	$251	$41	$51	$56
Interest cost	439	406	476	76	69	93
Expected return on assets	(822)	(843)	(796)	(99)	(99)	(101)
Amortization of:
Prior service cost (credit)	2	2	3	(19)	(25)	(76)
Actuarial loss	295	399	349	12	27	34
Curtailment benefits	—	—	—	—	—	(1)
Settlement and other charges	—	7	6	—	1	1
Net periodic benefit cost	$150	$265	$289	$11	$24	$6

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
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

For the Years Ended December 31,	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2022	$161	$60	$(9)	$44	$53	$9	$3	$12
2021	288	129	8	64	49	6	2	11
2020	296	114	5	64	70	15	7	14
Components of AOCI and Regulatory Assets
Exelon recognizes the overfunded or underfunded status of defined benefit pension and OPEB plans as an asset or liability on its Consolidated Balance Sheets, with offsetting entries to AOCI and regulatory assets (liabilities). A portion of current year actuarial (gains) losses and prior service costs (credits) is capitalized in Exelon’s Consolidated Balance Sheets to reflect the expected regulatory recovery of these amounts, which would otherwise be recorded to AOCI. The following tables provide the components of AOCI and regulatory assets (liabilities) for Exelon for the years ended December 31, 2022, 2021, and 2020 for all plans combined. The tables include amounts related to Generation prior to the separation.

	Pension Benefits			OPEB
	2022	2021	2020	2022	2021	2020
Changes in plan assets and benefit obligations recognized in AOCI and regulatory assets (liabilities):
Current year actuarial (gain) loss	$(226)	$(700)	$941	$(271)	$(270)	$22
Amortization of actuarial loss	(295)	(598)	(512)	(12)	(37)	(49)
Separation of Constellation	(2,631)	—	—	(43)	—	—
Current year prior service cost (credit)	—	—	—	—	—	(111)
Amortization of prior service (cost) credit	(2)	(3)	(4)	19	34	124
Curtailments	—	—	—	—	—	1
Settlements	—	(27)	(14)	—	(1)	(1)
Total recognized in AOCI and regulatory assets (liabilities)	$(3,154)	$(1,328)	$411	$(307)	$(274)	$(14)

Total recognized in AOCI	$(2,719)	$(747)	$271	$(74)	$(130)	$6
Total recognized in regulatory assets (liabilities)	$(435)	$(581)	$140	$(233)	$(144)	$(20)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
The following table provides the components of gross accumulated other comprehensive loss and regulatory assets (liabilities) for Exelon that have not been recognized as components of periodic benefit cost as of December 31, 2022 and 2021, respectively, for all plans combined:

	Pension Benefits		OPEB
	2022	2021	2022	2021
Prior service cost (credit)	$19	$32	$(55)	$(111)
Actuarial loss (gain)	3,611	6,752	(133)	230
Total	$3,630	$6,784	$(188)	$119

Total included in AOCI	$873	$3,592	$(21)	$53
Total included in regulatory assets (liabilities)	$2,757	$3,192	$(167)	$66
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
For OPEB, Exelon amortizes its unrecognized prior service costs (credits) over participants’ average remaining service period to benefit eligibility age and amortizes certain actuarial (gains) losses over participants’ average remaining service period to expected retirement. The resulting average remaining service periods for pension and OPEB were as follows:

	2022	2021	2020
Pension plans	12.5	12.4	12.3
OPEB plans:
Benefit Eligibility Age	7.9	7.6	9.0
Expected Retirement	9.1	8.8	10.2
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
Mortality. The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. For the years ended December 31, 2022 and 2021, Exelon’s mortality assumption utilizes the SOA 2019 base table (Pri-2012) and MP-2021 improvement scale adjusted to use Proxy SSA ultimate improvement rates.
For Exelon, the following assumptions were used to determine the benefit obligations for the plans as of December 31, 2022 and 2021. Assumptions used to determine year-end benefit obligations are the assumptions used to estimate the subsequent year’s net periodic benefit costs.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

	Pension Benefits		OPEB
	2022	2021	2022	2021
Discount rate(a)	5.53%	2.92%	5.51%	2.88%
Investment crediting rate(b)	5.07%	3.75%	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%
Mortality table	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)
Health care cost trend on covered charges	N/A	N/A	Initial and ultimate rate of 5.00%	Initial and ultimate trend of 5.00%
__________
(a)The discount rates above represent the blended rates used to determine the majority of Exelon’s pension and OPEB obligations. Certain benefit plans used individual rates, which range from 5.46% - 5.60% and 5.49% - 5.51% for pension and OPEB plans, respectively, as of December 31, 2022 and 2.55% - 3.02% and 2.84% - 2.92% for pension and OPEB plans, respectively, as of December 31, 2021.
(b)The investment crediting rate above represents a weighted average rate.

The following assumptions were used to determine the net periodic benefit cost for Exelon for the years ended December 31, 2022, 2021 and 2020:

	Pension Benefits			OPEB
	2022	2021	2020	2022	2021	2020
Discount rate(a)	3.24%	2.58%	3.34%	3.20%	2.51%	3.31%
Investment crediting rate(b)	3.75%	3.72%	3.82%	N/A	N/A	N/A
Expected return on plan assets(c)	7.00%	7.00%	7.00%	6.44%	6.46%	6.69%
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
Mortality table	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP - 2020 improvement scale (adjusted)	Pri-2012 table with MP - 2019 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP - 2020 improvement scale (adjusted)	Pri-2012 table with MP - 2019 improvement scale (adjusted)
Health care cost trend on covered charges	N/A	N/A	N/A	Initial and ultimate rate of 5.00%	Initial and ultimate rate of 5.00%	Initial and ultimate rate of 5.00%
__________
(a)The discount rates above represent the blended rates used to establish the majority of Exelon’s pension and OPEB costs. Certain benefit plans used individual rates, which range from 2.55%-3.24% and 2.84%-3.20% for pension and OPEB plans, respectively, for the year ended December 31, 2022; 2.11%-2.73% and 2.45%-2.63% for pension and OPEB plans; respectively, for the year ended December 31, 2021; and 3.02%-3.44% and 3.27%-3.40% for pension and OPEB plans, respectively, for the year ended December 31, 2020.
(b)The investment crediting rate above represents a weighted average rate.
(c)Not applicable to pension and OPEB plans that do not have plan assets.
Contributions
Exelon allocates contributions related to its legacy Exelon pension and OPEB plans to its subsidiaries based on accounting cost. For legacy CEG, CENG, FitzPatrick, and PHI plans, pension and OPEB contributions are allocated to the subsidiaries based on employee participation (both active and retired). For Exelon, in connection with the separation, additional qualified pension contributions of $207 million and $33 million were completed on February 1, 2022 and March 2, 2022, respectively. The following tables provide contributions to the pension and OPEB plans:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

	Pension Benefits			OPEB
	2022	2021	2020	2022	2021	2020
Exelon	$570	$343	$306	$42	$63	$40
ComEd	176	174	143	8	22	5
PECO	15	17	18	3	1	—
BGE	48	57	56	20	24	22
PHI	69	39	30	9	9	9
Pepco	3	2	2	8	9	9
DPL	1	1	—	—	—	—
ACE	7	3	2	—	—	—
Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006 (the Act), management of the pension obligation, and regulatory implications. The Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). The projected contributions below reflect a funding strategy to make annual contributions with the objective of achieving 100% funded status on an ABO basis over time. This funding strategy helps minimize volatility of future period required pension contributions. Based on this funding strategy and current market conditions, which are subject to change, Exelon’s estimated annual qualified pension contributions will be approximately $20 million in 2023. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded, given that they are not subject to statutory minimum contribution requirements.
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
The following table provides all Registrants' planned contributions to the qualified pension plans, planned benefit payments to non-qualified pension plans, and planned contributions to OPEB plans in 2023:

	Qualified Pension Plans	Non-Qualified Pension Plans	OPEB
Exelon	$20	$48	$47
ComEd	20	3	19
PECO	—	1	—
BGE	—	1	15
PHI	—	9	11
Pepco	—	1	11
DPL	—	—	—
ACE	—	—	—

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
Estimated Future Benefit Payments
Estimated future benefit payments to participants in all of the pension plans and postretirement benefit plans as of December 31, 2022 were:

	Pension Benefits	OPEB
2023	$805	$152
2024	775	152
2025	789	152
2026	790	152
2027	798	153
2028 through 2032	3,983	744
Total estimated future benefits payments through 2032	$7,940	$1,505
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
Actual asset returns have an impact on the costs reported for the Exelon-sponsored pension and OPEB plans. The actual asset returns across Exelon’s pension and OPEB plans for the year ended December 31, 2022 were (18.69)% and (11.36)%, respectively, compared to an expected long-term return assumption of 7.00% and 6.44%, respectively. Exelon used an EROA of 7.00% and 6.50% to estimate its 2023 pension and OPEB costs, respectively.
Exelon’s pension and OPEB plan target asset allocations as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
Asset Category	Pension Benefits	OPEB	Pension Benefits	OPEB
Equity securities	28%	44%	35%	44%
Fixed income securities	44%	41%	41%	41%
Alternative investments(a)	28%	15%	24%	15%
Total	100%	100%	100%	100%
__________
(a)Alternative investments include private equity, hedge funds, real estate, and private credit.
Concentrations of Credit Risk. Exelon evaluated its pension and OPEB plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2022. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of December 31, 2022, there were no significant concentrations (defined as greater than 10% of plan assets) of risk in Exelon’s pension and OPEB plan assets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
Fair Value Measurements
The following tables present pension and OPEB plan assets measured and recorded at fair value in Exelon's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2022 and 2021:

	December 31, 2022					December 31, 2021
	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Pension plan assets(a)
Cash and cash equivalents	$200	$—	$—	$—	$200	$260	$91	$—	$—	$351
Equities(b)	1,448	—	—	782	2,230	2,699	—	2	1,273	3,974
Fixed income:
U.S. Treasury and agencies	986	178	—	—	1,164	1,002	176	—	—	1,178
State and municipal debt	—	44	—	—	44	—	47	—	—	47
Corporate debt(c)	—	1,975	12	—	1,987	—	2,523	325	—	2,848
Other(b)	—	63	—	744	807	43	161	12	301	517
Fixed income subtotal	986	2,260	12	744	4,002	1,045	2,907	337	301	4,590
Private equity	—	—	—	1,169	1,169	—	—	—	1,124	1,124
Hedge funds	—	—	—	760	760	—	—	—	774	774
Real estate	—	—	—	821	821	—	—	—	760	760
Private credit	—	—	—	658	658	—	—	130	603	733
Pension plan assets subtotal	2,634	2,260	12	4,934	9,840	4,004	2,998	469	4,835	12,306

OPEB plan assets(a)
Cash and cash equivalents	39	—	—	—	39	54	41	—	—	95
Equities	305	1	—	273	579	387	2	—	324	713
Fixed income:
U.S. Treasury and agencies	17	45	—	—	62	14	44	—	—	58
State and municipal debt	—	8	—	—	8	—	7	—	—	7
Corporate debt(c)	—	44	—	—	44	—	74	—	—	74
Other	161	5	—	187	353	223	4	—	136	363
Fixed income subtotal	178	102	—	187	467	237	129	—	136	502
Hedge funds	—	—	—	120	120	—	—	—	175	175
Real estate	—	—	—	106	106	—	—	—	86	86
Private credit	—	—	—	39	39	—	—	—	84	84
OPEB plan assets subtotal	522	103	—	725	1,350	678	172	—	805	1,655
Total pension and OPEB plan assets(d)	$3,156	$2,363	$12	$5,659	$11,190	$4,682	$3,170	$469	$5,640	$13,961

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
__________
(a)See Note 17—Fair Value of Financial Assets and Liabilities for a description of levels within the fair value hierarchy.
(b)Includes derivative instruments of $11 million and $(2) million for the years ended December 31, 2022 and 2021, respectively, which have total notional amounts of $3,434 million and $3,481 million as of December 31, 2022 and 2021, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the fiscal years ended and do not represent the amount of the company’s exposure to credit or market loss.
(c)Includes investments in equities sold short held in investment vehicles primarily to hedge the equity option component of its convertible debt. Pension equities sold short totaled $(44) million as of December 31, 2021. OPEB equities sold short totaled $(18) million as of December 31, 2021. There were no individually held investments sold short in 2022.
(d)Excludes net liabilities of $318 million and $131 million as of December 31, 2022 and 2021, respectively, which include certain derivative assets that have notional amounts of $69 million and $127 million as of December 31, 2022 and 2021, respectively. These items are required to reconcile to the fair value of net plan assets and consist primarily of receivables or payables related to pending securities sales and purchases, interest and dividends receivable, and repurchase agreement obligations. The repurchase agreements generally have maturities ranging from 3-6 months.

The following table presents the reconciliation of Level 3 assets and liabilities for Exelon measured at fair value for pension and OPEB plans for the years ended December 31, 2022 and 2021:

	Fixed Income	Equities	Private Credit	Total
Pension Assets
Balance as of January 1, 2022	$337	$2	$130	$469
Actual return on plan assets:
Relating to assets still held as of the reporting date	(9)	—	(15)	(24)
Relating to assets sold during the period	(19)	—	13	(6)
Purchases, sales and settlements:
Purchases	—	—	7	7
Settlements(a)	(1)	—	(52)	(53)
Transfers out of Level 3(b)	(296)	(2)	(83)	(381)
Balance as of December 31, 2022	$12	$—	$—	$12

	Fixed Income	Equities	Private Credit	Total
Pension Assets
Balance as of January 1, 2021	$348	$1	$136	$485
Actual return on plan assets:
Relating to assets still held as of the reporting date	(12)	—	18	6
Purchases, sales and settlements:
Purchases	10	—	5	15
Settlements(a)	(13)	—	(29)	(42)
Transfers into Level 3	4	1	—	5
Balance as of December 31, 2021	$337	$2	$130	$469
__________
(a)Represents cash settlements only.
(b)In 2022, transfers relate to changes in investment structure for certain investments due to the separation.

Valuation Techniques Used to Determine Fair Value
The techniques used to fair value the pension and OPEB assets invested in cash equivalents are the same as the valuation techniques used to determine the fair value of financial assets. See Cash Equivalents in Note 17 - Fair Value of Financial Assets and Liabilities for further information. Below outlines the techniques used to fair value the pension and OPEB assets invested in equities, fixed income, derivatives, private credit, private equity, and real estate investments.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
Equities. These investments consist of individually held equity securities, equity mutual funds, and equity commingled funds in domestic and foreign markets. With respect to individually held equity securities, the trustees obtain prices from pricing services, whose prices are generally obtained from direct feeds from market exchanges, which Exelon is able to independently corroborate. Equity securities held individually, including real estate investment trusts, rights, and warrants, are primarily traded on exchanges that contain only actively traded securities due to the volume trading requirements imposed by these exchanges. The equity securities that are held directly by the trust funds are valued based on quoted prices in active markets and categorized as Level 1. Certain equity securities have been categorized as Level 2 because they are based on evaluated prices that reflect observable market information, such as actual trade information or similar securities. Certain private placement equity securities are categorized as Level 3 because they are not publicly traded and are priced using significant unobservable inputs.
Equity commingled funds and mutual funds are maintained by investment companies, and fund investments are held in accordance with a stated set of fund objectives. The values of some of these funds are publicly quoted. For mutual funds which are publicly quoted, the funds are valued based on quoted prices in active markets and have been categorized as Level 1. For equity commingled funds and mutual funds which are not publicly quoted, the fund administrators value the funds using the NAV per fund share, derived from the quoted prices in active markets on the underlying securities and are not classified within the fair value hierarchy. These investments can typically be redeemed monthly or more frequently, with 30 or less days of notice and without further restrictions.
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
Private credit. Private credit investments primarily consist of investments in private debt strategies. These investments are generally less liquid assets with an underlying term of 3 to 5 years and are intended to be held to maturity. The fair value of these investments is determined by the fund manager or administrator using a combination of valuation models including cost models, market models, and income models and typically cannot be redeemed until maturity of the term loan. Private credit investments held directly by Exelon are categorized as Level 3 because they are based largely on inputs that are unobservable and utilize complex valuation models. For managed private credit funds, the fair value is determined using a combination of valuation models including

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
cost models, market models, and income models and typically cannot be redeemed until maturity of the term loan. Managed private credit fund investments are not classified within the fair value hierarchy because their fair value is determined using NAV or its equivalent as a practical expedient.
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
Real estate. These investments are funds with a direct investment in pools of real estate properties. These funds are reported by the fund manager and are generally based on independent appraisals of the underlying investments from sources with professional qualifications, typically using a combination of market based comparable data and discounted cash flows. These valuation inputs are unobservable. Certain real estate investments cannot be redeemed and are generally liquidated over a period of 8 to 10 years from the initial investment date, which is based on Exelon's understanding of the investment funds. The remaining liquid real estate investments are generally redeemable from the investment vehicle quarterly, with 30 to 90 days of notice. The fair value of real estate investments is determined using NAV or its equivalent as a practical expedient, and therefore, these investments are not classified within the fair value hierarchy.
Pension and OPEB assets also include investments in hedge funds. Hedge fund investments include those that employ a broad range of strategies to enhance returns and provide additional diversification. The fair value of hedge funds is determined using NAV or its equivalent as a practical expedient, and therefore, hedge funds are not classified within the fair value hierarchy. Exelon has the ability to redeem these investments at NAV or its equivalent subject to certain restrictions which may include a lock-up period or a gate.
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the years ended December 31, 2022, 2021, and 2020:

For the Years Ended December 31,	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2022	$91	$39	$13	$11	14	$4	$3	$2
2021	90	35	12	12	14	4	3	2
2020	95	36	12	13	14	4	3	3

15. Derivative Financial Instruments (All Registrants)
The Registrants use derivative instruments to manage commodity price risk and interest rate risk related to ongoing business operations. The Registrants do not execute derivatives for speculative or proprietary trading purposes.
Authoritative guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings immediately. Other accounting treatments are available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. These alternative permissible accounting treatments include NPNS, cash flow hedges, and fair value hedges. At ComEd, derivative economic hedges related to commodities are recorded at fair value and offset by a corresponding regulatory asset or liability. At Exelon, derivative economic hedges related to interest rates are recorded at fair value and offsets are recorded to Electric operating revenues or Interest expense based on the activity the transaction is economically hedging.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 15 — Derivative Financial Instruments
For all NPNS derivative instruments, accounts receivable or accounts payable are recorded when derivatives settle and revenue or expense is recognized in earnings as the underlying physical commodity is sold or consumed. At Exelon, derivative hedges that qualify and are designated as cash flow hedges are recorded at fair value and offsets are recorded to AOCI.
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

PECO	Electricity	NPNS	Fixed price contracts for default supply requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts to cover about 10% of planned natural gas purchases in support of projected firm sales.
BGE	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts for between 10-20% of forecasted system supply requirements for flowing (i.e., non-storage) gas for the November through March period.
Pepco	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
DPL	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed and index priced contracts through full requirements contracts.
	Gas	Changes in fair value of economic hedge recorded to an offsetting regulatory asset or liability(b)	Exchange traded future contracts for up to 50% of estimated monthly purchase requirements each month, including purchases for storage injections.
ACE	Electricity	NPNS	Fixed price contracts for all BGS requirements through full requirements contracts.
_________
(a)See Note 3—Regulatory Matters for additional information.
(b)The fair value of the DPL economic hedge is not material as of December 31, 2022 and 2021.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate and Other Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. In addition, Exelon Corporate may also utilize interest rate

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 15 — Derivative Financial Instruments
swaps to manage interest rate exposure and manage potential fluctuations in Electric operating revenues at the corporate level in consolidation, which are directly correlated to yields on U.S. Treasury bonds under ComEd's distribution formula rate. These interest rate swaps are accounted for as economic hedges. A hypothetical 50 basis point change in the interest rates associated with Exelon's interest rate swaps as of December 31, 2022 would result in an immaterial impact to Exelon's Consolidated Net Income. Below is a summary of the interest rate hedge balances as of December 31, 2022. Exelon had no interest rate hedge activity in 2021.

December 31, 2022	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other deferred debits (noncurrent assets)	$6	$5	$11
Total derivative assets	6	5	11
Mark-to-market derivative liabilities (current liabilities)	—	(3)	(3)
Mark-to-market derivative liabilities (noncurrent liabilities)	(4)	—	(4)
Total mark-to-market derivative liabilities	(4)	(3)	(7)
Total mark-to-market derivative net assets	$2	$2	$4
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings. In 2022, Exelon Corporate entered into $635 million notional of 5-year maturity floating-to-fixed swaps and $635 million notional of 10-year maturity floating-to-fixed swaps, for a total of $1,270 million as of December 31, 2022. Exelon had no swaps designated as cash flow hedges as of December 31, 2021. In January 2023, Exelon Corporate entered into $115 million notional of 5-year maturity floating-to-fixed swaps and $115 million notional of 10-year maturity floating-to-fixed swaps, for a total of $230 million designated as cash flow hedges. The total notional of the swaps issued as of the balance sheet date and subsequently are $1,500 million.
The AOCI derivative gain is $2 million as of December 31, 2022. There were no amounts reclassified to Net Income in 2022. See Note 21 – Changes in Accumulated Other Comprehensive Income for additional information. Exelon had no swaps designated as cash flow hedges as of December 31, 2021.
Economic Hedges (Interest Rate and Other Risk)
Exelon Corporate executes derivative instruments to mitigate exposure to fluctuations in interest rates but for which the fair value or cash flow hedge elections were not made. For derivatives intended to serve as economic hedges, fair value is recorded on the balance sheet and changes in fair value each period are recognized in earnings or as a regulatory asset or liability, if regulatory requirements are met, each period.
Exelon Corporate enters into floating-to-fixed interest rate cap swaps to manage a portion of interest rate exposure in connection with existing borrowings. In 2022, Exelon Corporate entered into $1,000 million notional of 18-month maturity floating-to-fixed interest rate cap swaps and $850 million notional of 6-month maturity floating-to-fixed interest rate cap swaps, for a total of $1,850 million notional of floating-to-fixed interest rate cap swaps as of December 31, 2022. Exelon had no swaps as of December 31, 2021.
Additionally, to manage potential fluctuations in Electric operating revenues related to ComEd's distribution formula rate, Exelon Corporate enters into 30-year constant maturity treasury interest rate (Corporate 30-year treasury) swaps. As of December 31, 2022, Exelon Corporate entered into $500 million notional of calendar year 2023 Corporate 30-year treasury swaps. In January and February 2023, Exelon Corporate entered into a total of $1,500 million notional of calendar year 2023 Corporate 30-year treasury swaps. The total notional of the swaps issued as of the balance sheet date and subsequently are $2,000 million.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 15 — Derivative Financial Instruments
For the year ended December 31, 2022, Exelon Corporate recognized the following net pre-tax mark-to-market losses which are also recognized in Net fair value changes related to derivatives in Exelon's Consolidated Statements of Cash Flows. Exelon had no swaps for the years ended December 31, 2021 and 2020.

Loss
Income Statement Location	2022
Electric operating revenues	$2
Interest expense	3
Total	$5

Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. As of December 31, 2022, the amount of cash collateral held with external counterparties by Exelon, ComEd, BGE, PHI, Pepco, DPL, and ACE was $297 million, $77 million, $23 million, $197 million, $26 million, $121 million, and $50 million, respectively, which is recorded in Other current liabilities in Exelon's, ComEd's, BGE's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets. The amount for PECO was not material as of December 31, 2022. As of December 31, 2021, the amounts for ComEd and DPL were $41 million and $43 million, respectively. The amounts for Exelon, PECO, BGE, PHI, Pepco, and ACE were not material as of December 31, 2021.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of December 31, 2022, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of December 31, 2022, they could have been required to post collateral to their counterparties of $71 million, $119 million, and $15 million, respectively.

16. Debt and Credit Agreements (All Registrants)
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements and bilateral credit agreements as of December 31, 2022 and 2021:

	Credit Facility Size as of December 31,			Outstanding Commercial Paper as of December 31,		Average Interest Rate on Commercial Paper Borrowings as of December 31,
Commercial Paper Issuer	2022(a)		2021(a)	2022	2021	2022	2021
Exelon(b)	$4,000		$3,700	$1,938	$599	4.77%	0.35%
ComEd	1,000		1,000	427	—	4.71%	—%
PECO	600		600	239	—	4.71%	—%
BGE	600		600	409	130	4.81%	0.37%
PHI(c)	900		900	414	469	4.78%	0.35%
Pepco	300	(d)	300	299	175	4.79%	0.33%
DPL	300	(d)	300	115	149	4.76%	0.36%
ACE	300	(d)	300	—	145	—%	0.35%
__________
(a)Excludes credit facility agreements arranged at minority and community banks. See below for additional information.
(b)Includes revolving credit agreements at Exelon Corporate with a maximum program size of $900 million and $600 million as of December 31, 2022 and December 31, 2021, respectively. Exelon Corporate had $449 million in outstanding commercial paper as of December 31, 2022 and no outstanding commercial paper as of December 31, 2021.
(c)Represents the consolidated amounts of Pepco, DPL, and ACE.
(d)The standard maximum program size for revolving credit facilities is $300 million each for Pepco, DPL and ACE based on the credit agreements in place. However, the facilities at Pepco, DPL, and ACE have the ability to flex to $500 million, $500 million, and $350 million, respectively. The borrowing capacity may be increased or decreased during the term of the facility, except that (i) the sum of the borrowing capacity must equal the total amount of the facility, and (ii) the aggregate amount of credit used at any given time by each of Pepco, DPL, or ACE may not exceed $900 million or the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the borrowing reallocations may not exceed eight per year during the term of the facility. As of December 23, 2022, this ability was utilized to increase Pepco's program size to $400 million. As a result, the program sizes for DPL and ACE were decreased to $250 million each, which prevents the aggregate amount of outstanding short-term debt from potentially exceeding the $900 million limit.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
As of December 31, 2022, the Registrants had the following aggregate bank commitments, credit facility borrowings, and available capacity under their respective credit facilities:

					Available Capacity as of December 31, 2022
Borrower(a)	Facility Type	Aggregate Bank Commitment(b)	Facility Draws	Outstanding Letters of Credit	Actual	To Support Additional Commercial Paper(c)
Exelon(c)	Syndicated Revolver	$4,000	$—	$8	$3,992	$2,054
ComEd	Syndicated Revolver	1,000	—	5	995	568
PECO	Syndicated Revolver	600	—	—	600	361
BGE	Syndicated Revolver	600	—	—	600	191
PHI(d)	Syndicated Revolver	900	—	—	900	486
Pepco	Syndicated Revolver	300	—	—	300	1
DPL	Syndicated Revolver	300	—	—	300	185
ACE	Syndicated Revolver	300	—	—	300	300
__________
(a)On February 1, 2022, Exelon Corporate and the Utility Registrants' respective syndicated revolving credit facilities were replaced with a new 5-year revolving credit facility.
(b)Excludes credit facility agreements arranged at minority and community banks. See below for additional information.
(c)Includes $900 million aggregate bank commitment related to Exelon Corporate. Exelon Corporate had $3 million outstanding letters of credit as of December 31, 2022. Exelon Corporate had $448 million in available capacity to support additional commercial paper as of December 31, 2022.
(d)Represents the consolidated amounts of Pepco, DPL, and ACE.
The following table reflects the Registrants' credit facility agreements arranged at minority and community banks as of December 31, 2022 and 2021. These are excluded from the Maximum Program Size and Aggregate Bank Commitment amounts within the two tables above and the facilities are solely used to issue letters of credit.

	Aggregate Bank Commitments		Outstanding Letters of Credit
Borrower	2022(a)	2021	2022	2021
Exelon(b)	$140	$98	$10	$8
ComEd	40	33	7	5
PECO	40	33	1	1
BGE	15	8	2	2
PHI(c)	45	24	—	—
Pepco	15	8	—	—
DPL	15	8	—	—
ACE	15	8	—	—
__________
(a)These facilities were entered into on October 7, 2022 and expire on October 6, 2023.
(b)Represents the consolidated amounts of ComEd, PECO, BGE, Pepco, DPL, and ACE.
(c)Represents the consolidated amounts of Pepco, DPL, and ACE.
Revolving Credit Agreements
On February 1, 2022, Exelon Corporate and the Utility Registrants each entered into a new 5-year revolving credit facility that replaced its existing syndicated revolving credit facility. The following table reflects the credit agreements:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

Borrower	Aggregate Bank Commitment	Interest Rate
Exelon Corporate	$900	SOFR plus 1.275%
ComEd	1,000	SOFR plus 1.000%
PECO	600	SOFR plus 0.900%
BGE	600	SOFR plus 0.900%
Pepco	300	SOFR plus 1.075%
DPL	300	SOFR plus 1.000%
ACE	300	SOFR plus 1.075%
Borrowings under Exelon’s, ComEd’s, PECO’s, BGE's, Pepco's, DPL's, and ACE's revolving credit agreements bear interest at a rate based upon either the prime rate or a SOFR-based rate, plus an adder based upon the particular Registrant’s credit rating. The adders for the prime based borrowings and SOFR-based borrowings are presented in the following table:

	Exelon(a)	ComEd	PECO	BGE	Pepco	DPL	ACE
Prime based borrowings	0 - 27.5	—	—	—	7.5	—	7.5
SOFR-based borrowings	90.0 - 127.5	100.0	90.0	90.0	107.5	100.0	107.5
__________
(a)Includes interest rate adders at Exelon Corporate of 27.5 basis points and 127.5 basis points for prime and SOFR-based borrowings, respectively.
If any registrant loses its investment grade rating, the maximum adders for prime rate borrowings and SOFR-based rate borrowings would be 65 basis points and 165 basis points, respectively. The credit agreements also require the borrower to pay a facility fee based upon the aggregate commitments. The fee varies depending upon the respective credit ratings of the borrower.
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
In connection with the separation, on January 24, 2022, Exelon Corporate entered into a 364-day term loan agreement for $1.15 billion. The loan agreement had an expiration date of January 23, 2023. Pursuant to the loan agreement, loans made thereunder bore interest at a variable rate equal to SOFR plus 0.75% until July 23, 2022 and a rate of SOFR plus 0.975% thereafter. All indebtedness pursuant to the loan agreement was unsecured. On August 11, 2022, Exelon Corporate made a partial repayment of $575 million on the term loan. On October 11, 2022, the remaining $575 million outstanding balance was repaid in conjunction with the $500 million 18-month term loan that was entered into on October 7, 2022.
On October 4, 2022, ComEd entered into a 364-day term loan agreement for $150 million with a variable rate equal to SOFR plus 0.75% and an expiration date of October 3, 2023. The proceeds from this loan were used to repay outstanding commercial paper obligations. The loan agreement is reflected in Exelon's and ComEd's Consolidated Balance Sheets within Short-term borrowings. The balance of the loan was repaid on January 13, 2023 in conjunction with the $400 million and $575 million First Mortgage Bond agreements that were entered into on January 3, 2023.
Variable Rate Demand Bonds
DPL has outstanding obligations in respect of Variable Rate Demand Bonds (VRDB). VRDBs are subject to repayment on the demand of the holders and, for this reason, are accounted for as short-term debt in

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
accordance with GAAP. However, these bonds may be converted to a fixed-rate, fixed-term option to establish a maturity which corresponds to the date of final maturity of the bonds. On this basis, PHI views VRDBs as a source of long-term financing. As of both December 31, 2022 and December 31, 2021, $79 million in variable rate demand bonds issued by DPL were outstanding and are included in the Long-term debt due within one year in Exelon's, PHI's, and DPL's Consolidated Balance Sheets.
Long-Term Debt
The following tables present the outstanding long-term debt at the Registrants as of December 31, 2022 and 2021:
Exelon

				Maturity Date	December 31,
	Rates				2022	2021
Long-term debt
First mortgage bonds(a)(b)	1.05%	-	7.90%	2023 - 2052	$22,651	$20,751
Senior unsecured notes	2.75%	-	7.60%	2025 - 2052	8,324	6,324
Unsecured notes	2.25%	-	6.35%	2023 - 2052	4,250	4,000
Notes payable and other	1.64%	-	7.49%	2025 - 2053	86	86
Junior subordinated notes			3.50%	2022	—	1,150
Long-term software licensing agreement	2.30%	-	3.95%	2024 - 2025	25	9
Unsecured tax-exempt bonds	4.00%	-	4.05%	2024	33	143
Medium-terms notes (unsecured)			7.72%	2027	10	10
Loan agreement	2.00%		5.15%	2023 - 2024	1,400	50
Total long-term debt					36,779	32,523
Unamortized debt discount and premium, net					(74)	(70)
Unamortized debt issuance costs					(257)	(220)
Fair value adjustment					626	669
Long-term debt due within one year(c)					(1,802)	(2,153)
Long-term debt					$35,272	$30,749
Long-term debt to financing trusts(d)
Subordinated debentures to ComEd Financing III			6.35%	2033	$206	$206
Subordinated debentures to PECO Trust III	7.38%	-	9.50%	2028	81	81
Subordinated debentures to PECO Trust IV			5.75%	2033	103	103
Total long-term debt to financing trusts					$390	$390
__________
(a)Substantially all of ComEd’s assets other than expressly excepted property and substantially all of PECO’s, Pepco's, DPL's, and ACE's assets are subject to the liens of their respective mortgage indentures.
(b)On January 3, 2023, ComEd entered into a purchase agreement of First Mortgage Bonds of $400 million and $575 million at 4.90% and 5.30% due on February 1, 2033 and February 1, 2053, respectively. The closing date of the issuance occurred on January 10, 2023.
(c)In connection with the separation, Exelon Corporate entered into three 18-month term loan agreements. On January 21, 2022, two of the loan agreements were issued for $300 million each with an expiration date of July 21, 2023. On January 24, 2022, the third loan agreement was issued for $250 million with an expiration date of July 24, 2023. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to SOFR plus 0.65%.
(d)Amounts owed to these financing trusts are recorded as Long-term debt to financing trusts within Exelon’s Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
ComEd

				Maturity Date	December 31,
	Rates				2022	2021
Long-term debt
First mortgage bonds(a)(b)	2.20%	-	6.45%	2024 - 2052	$10,629	$9,879
Other			7.49%	2053	8	8
Total long-term debt					10,637	9,887
Unamortized debt discount and premium, net					(27)	(27)
Unamortized debt issuance costs					(92)	(87)
Long-term debt					$10,518	$9,773
Long-term debt to financing trust(c)
Subordinated debentures to ComEd Financing III			6.35%	2033	$206	$206
Total long-term debt to financing trusts					206	206
Unamortized debt issuance costs					(1)	(1)
Long-term debt to financing trusts					$205	$205
__________
(a)Substantially all of ComEd’s assets, other than expressly excepted property, are subject to the lien of its mortgage indenture.
(b)On January 3, 2023, ComEd entered into a purchase agreement of First Mortgage Bonds of $400 million and $575 million at 4.90% and 5.30% due on February 1, 2033 and February 1, 2053, respectively. The closing date of the issuance occurred on January 10, 2023.
(c)Amount owed to this financing trust is recorded as Long-term debt to financing trust within ComEd’s Consolidated Balance Sheets.
PECO

				Maturity Date	December 31,
	Rates				2022	2021
Long-term debt
First mortgage bonds(a)	2.80%	-	5.95%	2025 - 2052	$4,625	$4,200
Loan agreement			2.00%	2023	50	50
Total long-term debt					4,675	4,250
Unamortized debt discount and premium, net					(24)	(20)
Unamortized debt issuance costs					(39)	(33)
Long-term debt due within one year					(50)	(350)
Long-term debt					$4,562	$3,847
Long-term debt to financing trusts(b)
Subordinated debentures to PECO Trust III	7.38%	-	9.50%	2028	$81	$81
Subordinated debentures to PECO Trust IV			5.75%	2033	103	103
Long-term debt to financing trusts					$184	$184
__________
(a)Substantially all of PECO’s assets are subject to the lien of its mortgage indenture.
(b)Amounts owed to this financing trust are recorded as Long-term debt to financing trusts within PECO’s Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
BGE

				Maturity Date	December 31,
	Rates				2022	2021
Long-term debt
Unsecured notes	2.25%	-	6.35%	2023 - 2052	$4,250	$4,000
Total long-term debt					4,250	4,000
Unamortized debt discount and premium, net					(13)	(12)
Unamortized debt issuance costs					(30)	(27)
Long-term debt due within one year					(300)	(250)
Long-term debt					$3,907	$3,711
PHI

				Maturity Date	December 31,
	Rates				2022	2021
Long-term debt
First mortgage bonds(a)	1.05%	-	7.90%	2023 - 2052	$7,397	$6,672
Senior unsecured notes			7.45%	2032	185	185
Unsecured tax-exempt bonds	4.00%	-	4.05%	2024	33	143
Medium-terms notes (unsecured)			7.72%	2027	10	10
Finance leases			5.59%	2025 - 2030	76	74
Other(b)	7.28%	-	7.49%	2022	—	—
Total long-term debt					7,701	7,084
Unamortized debt discount and premium, net					4	4
Unamortized debt issuance costs					(47)	(36)
Fair value adjustment					462	495
Long-term debt due within one year					(591)	(399)
Long-term debt					$7,529	$7,148
_________
(a)Substantially all of Pepco's, DPL's, and ACE's assets are subject to the liens of their respective mortgage indentures.
(b)The amount in the Other category was zero and less than $1 million as of December 31, 2022 and December 31, 2021, respectively.
Pepco

				Maturity Date	December 31,
	Rates				2022	2021
Long-term debt
First mortgage bonds(a)	2.32%	-	7.90%	2024 - 2052	$3,775	$3,350
Unsecured tax-exempt bonds			1.70%	2022	—	110
Finance leases			5.59%	2025 - 2029	25	26
Other(b)	7.28%	-	7.49%	2022	—	—
Total long-term debt					3,800	3,486
Unamortized debt discount and premium, net					2	2
Unamortized debt issuance costs					(51)	(43)
Long-term debt due within one year					(4)	(313)
Long-term debt					$3,747	$3,132
________
(a)Substantially all of Pepco's assets are subject to the lien of its mortgage indenture.
(b)The amount in the Other category was zero and less than $1 million as of December 31, 2022 and December 31, 2021, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
DPL

				Maturity Date	December 31,
	Rates				2022	2021
Long-term debt
First mortgage bonds(a)	1.05%	-	4.27%	2023 - 2052	$1,874	$1,749
Unsecured tax-exempt bonds	4.00%	-	4.05%	2024	33	33
Medium-terms notes (unsecured)			7.72%	2027	10	10
Finance leases			5.39%	2025 - 2030	32	29
Total long-term debt					1,949	1,821
Unamortized debt discount and premium, net(b)					—	—
Unamortized debt issuance costs					(11)	(11)
Long-term debt due within one year					(584)	(83)
Long-term debt					$1,354	$1,727
__________
(a)Substantially all of DPL's assets are subject to the lien of its mortgage indenture.
(b)The amount in the Unamortized debt discount and premium, net category was less than $1 million as of December 31, 2022 and 2021.
ACE

				Maturity Date	December 31,
	Rates				2022	2021
Long-term debt
First mortgage bonds(a)	2.25%	-	5.80%	2024 - 2052	$1,748	$1,573
Finance leases			5.59%	2025 - 2030	19	19
Total long-term debt					1,767	1,592
Unamortized debt discount and premium, net					(1)	(1)
Unamortized debt issuance costs					(9)	(9)
Long-term debt due within one year					(3)	(3)
Long-term debt					$1,754	$1,579
__________
(a)Substantially all of ACE's assets are subject to the lien of its mortgage indenture.
Long-term debt maturities at the Registrants in the periods 2023 through 2027 and thereafter are as follows:

Year	Exelon		ComEd		PECO		BGE	PHI	Pepco	DPL	ACE
2023	$1,802		$—		$50		$300	$591	$4	$584	$3
2024	1,317		250		—		—	564	405	6	153
2025	1,414		—		350		—	242	5	84	153
2026	1,613		500		—		350	13	4	6	3
2027	1,021		350		—		—	21	3	15	3
Thereafter	30,002	(a)	9,743	(b)	4,459	(c)	3,600	6,270	3,379	1,254	1,452
Total	$37,169		$10,843		$4,859		$4,250	$7,701	$3,800	$1,949	$1,767
__________
(a)Includes $390 million due to ComEd and PECO financing trusts.
(b)Includes $206 million due to ComEd financing trust.
(c)Includes $184 million due to PECO financing trusts.
Long-Term Debt to Affiliates
In connection with the debt obligations assumed by Exelon as part of the Constellation merger, Exelon and subsidiaries of Generation (former Constellation subsidiaries) entered into intercompany loan agreements that mirror the terms and amounts of the third-party debt obligations of Exelon, resulting in intercompany notes

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
receivable at Exelon Corporate from Generation. As of December 31, 2021, Exelon Corporate had $319 million recorded to intercompany notes receivable from Generation. In connection with the separation, on January 31, 2022, Exelon Corporate received cash from Generation of $258 million to settle the intercompany loan.
Debt Covenants
As of December 31, 2022, the Registrants are in compliance with debt covenants.

17. Fair Value of Financial Assets and Liabilities (All Registrants)
Exelon measures and classifies fair value measurements in accordance with the hierarchy as defined by GAAP. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of December 31, 2022 and 2021. The Registrants have no financial liabilities classified as Level 1 or measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

	December 31, 2022				December 31, 2021
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$37,074	$29,902	$2,327	$32,229	$32,902	$34,897	$2,217	$37,114
ComEd	10,518	9,006	—	9,006	9,773	11,305	—	11,305
PECO	4,612	3,864	50	3,914	4,197	4,740	50	4,790
BGE	4,207	3,613	—	3,613	3,961	4,406	—	4,406
PHI	8,120	4,507	2,277	6,784	7,547	5,970	2,167	8,137
Pepco	3,751	2,229	1,205	3,434	3,445	3,201	975	4,176
DPL	1,938	1,164	458	1,622	1,810	1,426	552	1,978
ACE	1,757	909	614	1,523	1,582	1,091	641	1,732
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$384	$384	$390	$—	$470	$470
ComEd	205	—	204	204	205	—	248	248
PECO	184	—	180	180	184	—	222	222
__________
(a) Includes unamortized debt issuance costs, unamortized debt discount and premium, net, purchase accounting fair value adjustments, and finance lease liabilities which are not fair valued. Refer to Note 16 — Debt and Credit Agreements for unamortized debt issuance costs, unamortized debt discount and premium, net, and purchase accounting fair value adjustments and Note 10 — Leases for finance lease liabilities.

Exelon uses the following methods and assumptions to estimate fair value of financial liabilities recorded at carrying cost:

Type	Level	Registrants	Valuation
Long-Term Debt, including amounts due within one year
Taxable Debt Securities	2	All	The fair value is determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. Exelon obtains credit spreads based on trades of existing Exelon debt securities as well as other issuers in the utility sector with similar credit ratings. The yields are then converted into discount rates of various tenors that are used for discounting the respective cash flows of the same tenor for each bond or note.
Variable Rate Financing Debt	2	Exelon, DPL	Debt rates are reset on a regular basis and the carrying value approximates fair value.
Taxable Private Placement Debt Securities	3	Exelon, Pepco, DPL, ACE	Rates are obtained similar to the process for taxable debt securities. Due to low trading volume and qualitative factors such as market conditions, low volume of investors, and investor demand, these debt securities are Level 3.
Non-Government Backed Fixed Rate Nonrecourse Debt	3	Exelon, Pepco	Fair value is based on market and quoted prices for its own and other nonrecourse debt with similar risk profiles. Given the low trading volume in the nonrecourse debt market, the price quotes used to determine fair value will reflect certain qualitative factors, such as market conditions, investor demand, new developments that might significantly impact the project cash flows or off-taker credit, and other circumstances related to the project.
Long-Term Debt to Financing Trusts
Long Term Debt to Financing Trusts	3	Exelon, ComEd, PECO	Fair value is based on publicly traded securities issued by the financing trusts. Due to low trading volume of these securities and qualitative factors, such as market conditions, investor demand, and circumstances related to each issue, this debt is classified as Level 3.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2022 and 2021. The Registrants have no financial assets or liabilities measured using the NAV practical expedient:
Exelon

	As of December 31, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$664	$—	$—	$664	$524	$—	$—	$524
Rabbi trust investments
Cash equivalents	62	—	—	62	60	—	—	60
Mutual funds	49	—	—	49	60	—	—	60
Fixed income	—	7	—	7	—	10	—	10
Life insurance contracts	—	58	40	98	—	61	37	98
Rabbi trust investments subtotal	111	65	40	216	120	71	37	228
Interest rate derivative assets
Derivatives designated as hedging instruments	—	6	—	6	—	—	—	—
Economic hedges	—	5	—	5	—	—	—	—
Interest rate derivative assets subtotal	—	11	—	11	—	—	—	—
Total assets	775	76	40	891	644	71	37	752
Liabilities
Mark-to-market derivative liabilities	—	—	(84)	(84)	—	—	(219)	(219)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	(4)	—	(4)	—	—	—	—
Economic hedges	—	(3)	—	(3)	—	—	—	—
Interest rate derivative liabilities subtotal	—	(7)	—	(7)	—	—	—	—
Deferred compensation obligation	—	(75)	—	(75)	—	(131)	—	(131)
Total liabilities	—	(82)	(84)	(166)	—	(131)	(219)	(350)
Total net assets (liabilities)	$775	$(6)	$(44)	$725	$644	$(60)	$(182)	$402
__________
(a)Excludes cash of $345 million and $464 million as of December 31, 2022 and 2021, respectively, and restricted cash of $81 million and $49 million as of December 31, 2022 and 2021, respectively, and includes long-term restricted cash of $117 million and $44 million as of December 31, 2022 and 2021, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
As of December 31, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$392	$—	$—	$392	$10	$—	$—	$10	$23	$—	$—	$23
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	7	—	—	7
Life insurance contracts	—	—	—	—	—	15	—	15	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	7	15	—	22	7	—	—	7
Total assets	392	—	—	392	17	15	—	32	30	—	—	30
Liabilities
Mark-to-market derivative liabilities(b)	—	—	(84)	(84)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(84)	(92)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$392	$(8)	$(84)	$300	$17	$8	$—	$25	$30	$(4)	$—	$26

	ComEd				PECO				BGE
As of December 31, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$237	$—	$—	$237	$9	$—	$—	$9	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	11	—	—	11	14	—	—	14
Life insurance contracts	—	—	—	—	—	16	—	16	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	11	16	—	27	14	—	—	14
Total assets	237	—	—	237	20	16	—	36	14	—	—	14
Liabilities
Mark-to-market derivative liabilities(b)	—	—	(219)	(219)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(10)	—	(10)	—	(9)	—	(9)	—	(7)	—	(7)
Total liabilities	—	(10)	(219)	(229)	—	(9)	—	(9)	—	(7)	—	(7)
Total net assets (liabilities)	$237	$(10)	$(219)	$8	$20	$7	$—	$27	$14	$(7)	$—	$7
__________
(a)ComEd excludes cash of $42 million and $105 million as of December 31, 2022 and 2021, respectively, and restricted cash of $77 million and $42 million as of December 31, 2022 and 2021, respectively, and includes long-term restricted cash of $117 million and $43 million as of December 31, 2022 and 2021, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. PECO excludes cash of $58 million and $35 million as of December 31, 2022 and 2021, respectively. BGE excludes cash of $43 million and $51 million as of December 31, 2022 and 2021, respectively, and restricted cash of $1 million and $4 million as of December 31, 2022 and 2021, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $5 million and $79 million, respectively, as of December 31, 2022, and $18 million and $201 million, respectively, as of December 31, 2021 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.
PHI, Pepco, DPL, and ACE

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

	As of December 31, 2022				As of December 31, 2021
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$205	$—	$—	$205	$110	$—	$—	$110
Rabbi trust investments
Cash equivalents	59	—	—	59	59	—	—	59
Mutual funds	11	—	—	11	14	—	—	14
Fixed income	—	7	—	7	—	10	—	10
Life insurance contracts	—	22	39	61	—	27	35	62
Rabbi trust investments subtotal	70	29	39	138	73	37	35	145
Total assets	275	29	39	343	183	37	35	255
Liabilities
Deferred compensation obligation	—	(14)	—	(14)	—	(18)	—	(18)
Total liabilities	—	(14)	—	(14)	—	(18)	—	(18)
Total net assets	$275	$15	$39	$329	$183	$19	$35	$237

	Pepco				DPL				ACE
As of December 31, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$51	$—	$—	$51	$121	$—	$—	$121	$1	$—	$—	$1
Rabbi trust investments
Cash equivalents	59	—	—	59	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	38	60	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	59	22	38	119	—	—	—	—	—	—	—	—
Total assets	110	22	38	170	121	—	—	121	1	—	—	1
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$110	$21	$38	$169	$121	$—	$—	$121	$1	$—	$—	$1

	Pepco				DPL				ACE
As of December 31, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$31	$—	$—	$31	$43	$—	$—	$43	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	58	—	—	58	—	—	—	—	—	—	—	—
Life insurance contracts	—	27	35	62	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	58	27	35	120	—	—	—	—	—	—	—	—
Total assets	89	27	35	151	43	—	—	43	—	—	—	—
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$89	$25	$35	$149	$43	$—	$—	$43	$—	$—	$—	$—
__________
(a)PHI excludes cash of $165 million and $100 million as of December 31, 2022 and 2021, respectively, and restricted cash of $3 million and $3 million as of December 31, 2022 and 2021, respectively. Pepco excludes cash of $45 million and $34 million as of December 31, 2022 and 2021, respectively, and restricted cash of $3 million and $3 million as of December 31, 2022 and 2021, respectively. DPL excludes cash of $31 million and $28 million as of December 31, 2022 and 2021, respectively. ACE excludes cash of $71 million and $29 million as of December 31, 2022 and 2021, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2022 and 2021:

	Exelon	ComEd		PHI and Pepco
For the year ended December 31, 2022	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of December 31, 2021	$(182)	$(219)		$35
Total realized / unrealized gains (losses)
Included in net income(a)	5	—		5
Included in regulatory assets/liabilities	135	135	(b)	—
Purchases, sales, and settlements
Settlements	—	—		—
Transfers out of Level 3	(2)	—		—
Balance as of December 31, 2022	$(44)	$(84)	(c)	$40
The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of December 31, 2022	5	$—		$5

	Exelon	ComEd		PHI and Pepco
For the year ended December 31, 2021	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of December 31, 2020	$(267)	$(301)		$34
Total realized / unrealized gains (losses)
Included in net income(a)	3	—		3
Included in regulatory assets/liabilities	82	82	(b)	—
Purchases, sales, and settlements
Settlements	(2)	—		(2)
Transfers into Level 3	2	—		—
Balance as of December 31, 2021	$(182)	$(219)		$35
The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of December 31, 2021	$3	$—		$3
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $136 million of increases in fair value and a decrease for realized losses due to settlements of $1 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the year ended December 31, 2022. Includes $62 million of increases in fair value and an increase for realized losses due to settlements of $20 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the year ended December 31, 2021.
(c)The balance of the current and noncurrent asset was effectively zero as of December 31, 2022. The balance consists of a current and noncurrent liability of $5 million and $79 million, respectively, as of December 31, 2022.
Valuation Techniques Used to Determine Fair Value
Cash Equivalents (All Registrants). Investments with original maturities of three months or less when purchased, including mutual and money market funds, are considered cash equivalents. The fair values are based on observable market prices and, therefore, are included in the recurring fair value measurements hierarchy as Level 1.
Rabbi Trust Investments (Exelon, PECO, BGE, PHI, Pepco, DPL, and ACE). The Rabbi trusts were established to hold assets related to deferred compensation plans existing for certain active and retired members of Exelon’s executive management and directors. The Rabbi trusts' assets are included in investments in the Registrants’ Consolidated Balance Sheets and consist primarily of money market funds, mutual funds, fixed

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
income securities, and life insurance policies. Money market funds and mutual funds are publicly quoted and have been categorized as Level 1 given the clear observability of the prices. The fair values of fixed income securities are based on evaluated prices that reflect observable market information, such as actual trade information or similar securities, adjusted for observable differences and are categorized in Level 2. The life insurance policies are valued using the cash surrender value of the policies, net of loans against those policies, which is provided by a third-party. Certain life insurance policies, which consist primarily of mutual funds that are priced based on observable market data, have been categorized as Level 2 because the life insurance policies can be liquidated at the reporting date for the value of the underlying assets. Life insurance policies that are valued using unobservable inputs have been categorized as Level 3, where the fair value is determined based on the cash surrender value of the policy, which contains unobservable inputs and assumptions. Because Exelon relies on its third-party insurance provider to develop the inputs without adjustment for the valuations of its Level 3 investments, quantitative information about significant unobservable inputs used in valuing these investments is not reasonably available to Exelon. Therefore, Exelon has not disclosed such inputs.
Interest Rate Derivatives (Exelon) Exelon may utilize fixed-to-floating or floating-to-fixed interest rate swaps as a means to manage interest rate risk. These interest rate swaps are typically accounted for as economic hedges. In addition, Exelon may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings. These interest rate derivatives are typically designated as cash flow hedges. Exelon determines the current fair value by calculating the net present value of expected payments and receipts under the swap agreement, based on and discounted by the market's expectation of future interest rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk and other market parameters. As these inputs are based on observable data and valuations of similar instruments, the interest rate swaps are categorized as Level 2 in the fair value hierarchy. See Note 15 — Derivative Financial Instruments for additional information on mark-to-market derivatives.
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
Mark-to-Market Derivatives (Exelon and ComEd). On December 17, 2010, ComEd entered into several 20-year floating to fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. Delivery under the contracts began in June 2012. The fair value of these swaps has been designated as a Level 3 valuation due to the long tenure of the positions and the internal modeling assumptions. The modeling assumptions include using forward power prices. See Note 15 — Derivative Financial Instruments for additional information on mark-to-market derivatives.
The following table discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives:

Type of trade	Fair Value as of December 31, 2022	Fair Value as of December 31, 2021	Valuation Technique	Unobservable Input	2022 Range & Arithmetic Average				2021 Range & Arithmetic Average
Mark-to-market derivatives	$(84)	$(219)	Discounted Cash Flow	Forward power price(a)	$34.78	-	$75.71	$48.44	$28.65	-	$47.10	$33.96
__________
(a)An increase to the forward power price would increase the fair value.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
18. Commitments and Contingencies (All Registrants)
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE as of December 31, 2022:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	52	45	39	4	2
__________
(a)Remaining commitments extend through 2026 and include rate credits, energy efficiency programs, and delivery system modernization.
In addition, DPL has committed to conducting three RFPs to procure up to a total of 120 MWs of wind RECs for the purpose of meeting Delaware's renewable portfolio standards. DPL has completed the three required wind REC RFPs. The first 40 MW wind REC tranche was conducted in 2017 and did not result in a purchase agreement. The second 40 MW wind REC tranche was conducted in 2018 and resulted in a proposed REC purchase agreement that was approved by the DEPSC in 2019. The third and final 40 MW wind REC tranche was conducted in 2022 and did not result in a purchase agreement. On December 14, 2022, the DEPSC issued an order recognizing DPL’s completion of all obligations under this merger commitment.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants' commercial commitments as of December 31, 2022, representing commitments potentially triggered by future events were as follows:

		Expiration within
Exelon	Total	2023	2024	2025	2026	2027	2028 and beyond
Letters of credit	$19	$17	$2	$—	$—	$—	$—
Surety bonds(a)	205	203	2	—	—	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	29	—	6	6	5	4	8
Total commercial commitments	$631	$220	$10	$6	$5	$4	$386

ComEd
Letters of credit	$12	$10	$2	$—	$—	$—	$—
Surety bonds(a)	46	44	2	—	—	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$258	$54	$4	$—	$—	$—	$200

PECO
Letters of credit	$1	$1	$—	$—	$—	$—	$—
Surety bonds(a)	2	2	—	—	—	—	—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$181	$3	$—	$—	$—	$—	$178

BGE
Letters of credit	$2	$2	$—	$—	$—	$—	$—
Surety bonds(a)	2	2	—	—	—	—	—
Total commercial commitments	$4	$4	$—	$—	$—	$—	$—

PHI
Surety bonds(a)	$96	$96	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	29	—	6	6	5	4	8
Total commercial commitments	$125	$96	$6	$6	$5	$4	$8

Pepco
Surety bonds(a)	$84	$84	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	10	—	2	2	2	1	3
Total commercial commitments	$94	$84	$2	$2	$2	$1	$3

DPL
Surety bonds(a)	$7	$7	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	12	—	3	2	2	2	3
Total commercial commitments	$19	$7	$3	$2	$2	$2	$3

ACE
Surety bonds(a)	$5	$5	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	—	1	2	1	1	2
Total commercial commitments	$12	$5	$1	$2	$1	$1	$2

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
__________
(a)Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(b)Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $68 million guaranteed by Exelon and PHI, of which $22 million, $28 million, and $18 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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
In 2022, ComEd and PECO completed an annual study of their future estimated MGP remediation requirements. The study resulted in a $60 million increase to the environmental liability and related regulatory asset for ComEd. The increase was primarily due to increased costs due to inflation and changes in remediation plans. The study did not result in a material change to the environmental liability for PECO.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
As of December 31, 2022 and 2021, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	December 31, 2022		December 31, 2021
	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation
Exelon	$409	$355	$352	$303
ComEd	325	324	279	279
PECO	25	23	22	20
BGE	9	8	6	4
PHI	46	—	42	—
Pepco	44	—	40	—
DPL	1	—	1	—
ACE	1	—	1	—
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
Pursuant to an internal agreement between the Pepco Entities, since 2013, Pepco has performed the work required by the Consent Decree and has been reimbursed for that work by an agreed upon allocation of costs between the Pepco Entities. In September 2019, the Pepco Entities issued a draft “final” RI report which DOEE approved on February 3, 2020. The Pepco Entities are completing a FS to evaluate possible remedial alternatives for submission to DOEE. In October, 2022, DOEE approved dividing the work to complete the landside portion of the FS from the waterside portion to expedite the overall schedule for completion of the project. After completion and approval of the landside FS, now scheduled for September 2023, DOEE will prepare a Proposed Plan for public comment and then issue a Record of Decision (ROD) identifying any further response actions determined to be necessary to address any landside issues. The DOEE will issue a separate ROD for the waterside FS when that work is completed which is now anticipated to be by March 31, 2024.
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
Anacostia River Tidal Reach (Exelon, PHI, and Pepco). Contemporaneous with the Benning Road site RI/FS being performed by the Pepco Entities, DOEE and NPS have been conducting a separate RI/FS focused on the entire tidal reach of the Anacostia River extending from just north of the Maryland-District of Columbia boundary line to the confluence of the Anacostia and Potomac Rivers. The river-wide RI incorporated the results of the river sampling performed by the Pepco Entities as part of the Benning RI/FS, as well as similar sampling efforts conducted by owners of other sites adjacent to this segment of the river and supplemental river sampling conducted by DOEE’s contractor.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
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
On July 15, 2022, Pepco received a letter from the District of Columbia's Office of the Attorney General (D.C. OAG) on behalf of DOEE conveying a settlement offer to resolve all PRPs' liability to the District of Columbia (District) for their past costs and their anticipated future costs to complete the work for the Interim ROD. Pepco responded on July 27, 2022 to enter into settlement discussions. Since that time Exelon and the other PRP’s at the site have exchanged letters with the D.C. OAG exploring potential settlement options. Those discussions are ongoing. Exelon, PHI, and Pepco have determined that it is probable that costs for remediation will be incurred and have accrued a liability for management's best estimate of its share of the costs. Pepco concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
In addition to the activities associated with the remedial process outlined above, CERCLA separately requires federal and state (here including Washington, D.C.) Natural Resource Trustees (federal or state agencies designated by the President or the relevant state, respectively, or Indian tribes) to conduct an assessment of any damages to natural resources within their jurisdiction as a result of the contamination that is being remediated. The Trustees can seek compensation from responsible parties for such damages, including restoration costs. During the second quarter of 2018, Pepco became aware that the Trustees are in the beginning stages of a Natural Resources Damages (NRD) assessment, a process that often takes many years beyond the remedial decision to complete. Pepco has entered into negotiations with the Trustees to evaluate possible incorporation of NRD assessment and restoration as part of its remedial activities associated with the Benning site to accelerate the NRD benefits for that portion of the Anacostia River Sediment Project (ARSP) assessment. Pepco has concluded that a loss associated with the eventual NRD assessment is reasonably possible. Due to the very early stage of the assessment process, Pepco cannot reasonably estimate the final range of loss potentially resulting from this process.
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
Buzzard Point Site (Exelon, PHI, and Pepco). On December 8, 2022, Pepco received a letter from the D.C. OAG, alleging wholly past violations of the District's stormwater discharge and waste disposal requirements related to operations at the Buzzard Point facility, a 9-acre parcel of waterfront property in Washington, D.C. occupied by an active substation and former steam plant building. The letter also alleged wholly past violations by Pepco of stormwater discharge requirements related to its district-wide system of underground vaults. The D.C. OAG invited Pepco to resolve the threatened enforcement action through a court-approved consent decree, and Pepco is engaged in discussions with the D.C. OAG regarding a potential resolution. Exelon, PHI, and Pepco have determined that a loss associated with this matter is probable and have accrued an estimated liability. Due to the very early stage of the assessment process, Pepco concluded that incremental exposure is reasonably possible, but the range of loss cannot be reasonably estimated beyond the amounts included in the table above.
Litigation and Regulatory Matters
Fund Transfer Restrictions (All Registrants). Under applicable law, Exelon may borrow or receive an extension of credit from its subsidiaries. Under the terms of Exelon’s intercompany money pool agreement, Exelon can lend to, but not borrow from the money pool.
Under applicable law, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE can pay dividends only from retained, undistributed or current earnings. A significant loss recorded at ComEd, PECO, BGE, PHI, Pepco, DPL, or ACE may limit the dividends that these companies can distribute to Exelon.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
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
Pepco is subject to certain dividend restrictions established by settlements approved by the MDPSC and DCPSC that prohibit Pepco from paying a dividend on its common shares if (a) after the dividend payment, Pepco's equity ratio would be 48% as calculated pursuant to the MDPSC's and DCPSC's ratemaking precedents, of or (b) Pepco’s senior unsecured credit rating is rated by one of the three major credit rating agencies below investment grade. No such event has occurred.
DPL is subject to certain dividend restrictions established by settlements approved by the DEPSC and MDPSC that prohibit DPL from paying a dividend on its common shares if (a) after the dividend payment, DPL's equity ratio would be 48% as calculated pursuant to the DCPSC's and MDPSC's ratemaking precedents, or (b) DPL’s corporate issuer or senior unsecured credit rating, or its equivalent, is rated by any of the three major credit rating agencies below the generally accepted definition of investment grade. No such event has occurred.
ACE is subject to certain dividend restrictions established by settlements approved by the NJBPU that prohibit ACE from paying a dividend on its common shares if (a) after the dividend payment, ACE's common equity ratio would be 48% as calculated pursuant to the NJBPU's ratemaking precedents, or (b) ACE's senior corporate issuer or senior unsecured credit rating is rated by one of the three major credit rating agencies below investment grade. ACE is also subject to a dividend restriction which requires ACE to notify and obtain the prior approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%. No such events have occurred.
DPA and Related Matters (Exelon and ComEd). Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois (USAO) requiring production of information concerning their lobbying activities in the State of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the USAO requiring production of records of any communications with certain individuals and entities. On October 22, 2019, the SEC notified Exelon and ComEd that it had also opened an investigation into their lobbying activities. On July 17, 2020, ComEd entered into a DPA with the USAO to resolve the USAO investigation. Under the DPA, the USAO filed a single charge alleging that ComEd improperly gave and offered to give jobs, vendor subcontracts, and payments associated with those jobs and subcontracts for the benefit of the former Speaker of the Illinois House of Representatives and the Speaker’s associates, with the intent to influence the Speaker’s action regarding legislation affecting ComEd’s interests. The DPA provides that the USAO will defer any prosecution of such charge and any other criminal or civil case against ComEd in connection with the matters identified therein for a three-year period subject to certain obligations of ComEd, including payment to the U.S. Treasury of $200 million, which was paid in November 2020. Exelon was not made a party to the DPA, and therefore the investigation by the USAO into Exelon’s activities ended with no charges being brought against Exelon. The SEC’s investigation remains ongoing and Exelon and ComEd have cooperated fully and intend to continue to cooperate fully with the SEC. Exelon and ComEd cannot predict the outcome of the SEC investigation. No loss contingency has been reflected in Exelon's and ComEd's consolidated financial statements with respect to the SEC investigation, as this contingency is neither probable nor reasonably estimable at this time.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
Subsequent to Exelon announcing the receipt of the subpoenas, various lawsuits were filed, and various demand letters were received related to the subject of the subpoenas, the conduct described in the DPA and the SEC's investigation, including:
•Four putative class action lawsuits against ComEd and Exelon were filed in federal court on behalf of ComEd customers in the third quarter of 2020 alleging, among other things, civil violations of federal racketeering laws. In addition, the Citizens Utility Board (CUB) filed a motion to intervene in these cases on October 22, 2020 which was granted on December 23, 2020. On December 2, 2020, the court appointed interim lead plaintiffs in the federal cases which consisted of counsel for three of the four federal cases. These plaintiffs filed a consolidated complaint on January 5, 2021. CUB also filed its own complaint against ComEd only on the same day. The remaining federal case, Potter, et al. v. Exelon et al, differed from the other lawsuits as it named additional individual defendants not named in the consolidated complaint. However, the Potter plaintiffs voluntarily dismissed their complaint without prejudice on April 5, 2021. ComEd and Exelon moved to dismiss the consolidated class action complaint and CUB’s complaint on February 4, 2021 and briefing was completed on March 22, 2021. On March 25, 2021, the parties agreed, along with state court plaintiffs, discussed below, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. On September 9, 2021, the federal court granted Exelon’s and ComEd’s motion to dismiss and dismissed the plaintiffs’ and CUB’s federal law claim with prejudice. The federal court also dismissed the related state law claims made by the federal plaintiffs and CUB on jurisdictional grounds. Plaintiffs appealed dismissal of the federal law claim to the Seventh Circuit Court of Appeals. Plaintiffs and CUB also refiled their state law claims in state court and moved to consolidate them with the already pending consumer state court class action, discussed below. On August 22, 2022, the Seventh Circuit affirmed the dismissal of the consolidated federal cases in their entirety. The time to further appeal has passed and the Seventh Circuit’s decision is final.
•Three putative class action lawsuits against ComEd and Exelon were filed in Illinois state court in the third quarter of 2020 seeking restitution and compensatory damages on behalf of ComEd customers. The cases were consolidated into a single action in October of 2020. In November 2020, CUB filed a motion to intervene in the cases pursuant to an Illinois statute allowing CUB to intervene as a party or otherwise participate on behalf of utility consumers in any proceeding which affects the interest of utility consumers. On November 23, 2020, the court allowed CUB’s intervention, but denied CUB's request to stay these cases. Plaintiffs subsequently filed a consolidated complaint, and ComEd and Exelon filed a motion to dismiss on jurisdictional and substantive grounds on January 11, 2021. Briefing on that motion was completed on March 2, 2021. The parties agreed, on March 25, 2021, along with the federal court plaintiffs discussed above, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. On December 23, 2021, the state court granted ComEd and Exelon’s motion to dismiss with prejudice. On December 30, 2021, plaintiffs filed a motion to reconsider that dismissal and for permission to amend their complaint. The court denied the plaintiffs' motion on January 21, 2022. Plaintiffs have appealed the court's ruling dismissing their complaint to the First District Court of Appeals. On February 15, 2022, Exelon and ComEd moved to dismiss the federal plaintiffs' refiled state law claims, seeking dismissal on the same legal grounds asserted in their motion to dismiss the original state court plaintiffs' complaint. The court granted dismissal of the refiled state claims on February 16, 2022. The original federal plaintiffs appealed that dismissal on February 18, 2022. The two state appeals were consolidated on March 21, 2022. Plaintiffs' opening appellate brief was filed on August 5, 2022. Exelon and ComEd's response was filed on November 18, 2022. Plaintiffs filed their reply brief on January 13, 2023.
•On November 3, 2022, a plaintiff filed a complaint with the Lake County, Illinois Circuit Court against ComEd and Exelon for unjust enrichment and deceptive business practices in connection with the conduct giving rise to the DPA. Plaintiff seeks an accounting and disgorgement of any benefits ComEd allegedly obtained from said conduct. ComEd and Exelon filed a motion to dismiss the Complaint on February 3, 2023. Plaintiff’s response is due March 3, 2023, and ComEd and Exelon’s reply is due March 24, 2023. Oral argument on the motion to dismiss is currently set for April 21, 2023. Plaintiffs served initial discovery requests on ComEd in December 2022, to which ComEd has responded.
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

Note 18 — Commitments and Contingencies
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
•Several shareholders have sent letters to the Exelon Board of Directors from 2020 through May 2022 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders' allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC's investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. On October 12, 2021, the parties to the derivative action filed an agreed motion to stay that litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. The stay has been extended, by agreement of the parties several times and is currently in effect until March 17, 2023. The Parties have scheduled a mediation of this action for February 2023.
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
In August 2022, the ICC concluded its investigation initiated on August 12, 2021 into rate impacts of conduct admitted in the DPA, including the costs recovered from customers related to the DPA and Exelon's funding of the fine paid by ComEd. On August 17, 2022, the ICC issued its final order accepting ComEd's voluntary customer refund offer of approximately $38 million (of which about $31 million is ICC jurisdictional; the remaining balance is FERC jurisdictional) that resolves the question of whether customer funds were used for DPA related activities. The customer refund includes the cost of every individual or entity that was either (i) identified in the DPA or (ii) identified by ComEd as an associate of the former Speaker of the Illinois House of Representatives in the ICC proceeding. The ICC rejected an argument by the Illinois Attorney General, City of Chicago, and CUB that a costly permanent adjustment also needed to be made to ComEd's ratemaking capital structure on account of Exelon having funded ComEd's payment of the DPA fine with an equity infusion. On October 6, the ICC denied the application for rehearing filed by the Illinois Attorney General, City of Chicago, and CUB that specifically focused on their capital structure argument. The window to file an appeal on the ICC final order has expired and the ICC’s DPA investigation is now closed. An accrual for the amount of the voluntary customer refund has been recorded in Regulatory liabilities and Regulatory assets in Exelon’s and ComEd’s Consolidated Balance Sheets as of December 31, 2022. The ICC jurisdictional refund must be made in April 2023; the FERC jurisdictional refund will be made as part of the next transmission formula rate update proceeding in 2023. The customer refund will not be recovered in rates or charged to customers and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon.
Savings Plan Claim (Exelon). On December 6, 2021, seven current and former employees filed a putative ERISA class action suit in U.S. District Court for the Northern District of Illinois against Exelon, its Board of Directors, the former Board Investment Oversight Committee, the Corporate Investment Committee, individual defendants, and other unnamed fiduciaries of the Exelon Corporation Employee Savings Plan (Plan). The complaint alleges that the defendants violated their fiduciary duties under the Plan by including certain investment options that allegedly were more expensive than and underperformed similar passively-managed or

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
other funds available in the marketplace and permitting a third-party administrative service provider/recordkeeper and an investment adviser to charge excessive fees for the services provided. The plaintiffs seek declaratory, equitable and monetary relief on behalf of the Plan and participants. On February 16, 2022, the court granted the parties' stipulated dismissal of the individual named defendants without prejudice. The remaining defendants filed a motion to dismiss the complaint on February 25, 2022. On March 4, 2022, the Chamber of Commerce filed a brief of amicus curiae in support of the defendants' motion to dismiss. On September 22, 2022, the court granted Exelon’s motion to dismiss without prejudice. The court granted plaintiffs leave until October 31, 2022 to file an amended complaint, which was later extended to November 30, 2022. Plaintiffs filed their amended complaint on November 30, 2022. Defendants filed their motion to dismiss the amended complaint on January 20, 2023. Plaintiffs' response is due February 17, 2023, and defendants' reply is due February 24, 2023. No loss contingencies have been reflected in Exelon’s consolidated financial statements with respect to this matter, as such contingencies are neither probable nor reasonably estimable at this time.
General (All Registrants). The Registrants are involved in various other litigation matters that are being defended and handled in the ordinary course of business. The Registrants are also from time to time subject to audits and investigations by the FERC and other regulators. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. The Registrants maintain accruals for such losses that are probable of being incurred and subject to reasonable estimation. Management is sometimes unable to estimate an amount or range of reasonably possible loss, particularly where (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.

19. Shareholders' Equity (All Registrants)
Equity Securities Offering (Exelon)
On August 4, 2022, Exelon entered into an agreement with certain underwriters in connection with an underwritten public offering (the “Offering”) of 11.3 million shares (the “Shares”) of its common stock, no par value (“Common Stock”). The Shares were sold to the underwriters at a price per share of $43.32. Exelon also granted the underwriters an option to purchase an additional 1.695 million shares of Common Stock also at the price per share of $43.32. On August 5, 2022, the underwriters exercised the option in full. The net proceeds from the Offering and the exercise of the underwriters’ option were $563 million before expenses paid by Exelon. Exelon used the proceeds, together with available cash balances, to repay $575 million in borrowings under a $1.15 billion term loan credit facility. See Note 16 — Debt and Credit Agreements for additional information on Exelon’s term loan.
At-the-Market (ATM) Program (Exelon)
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common Stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of Common Stock under the Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the Equity Distribution Agreement. As of December 31, 2022, Exelon has not issued any shares of Common Stock under the ATM program and has not entered into any forward sale agreements.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 19 — Shareholders' Equity
ComEd Common Stock Warrants
The following table presents warrants outstanding to purchase ComEd common stock and shares of common stock reserved for the conversion of warrants. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

	December 31,
	2022	2021
Warrants outstanding	60,052	60,061
Common Stock reserved for conversion	20,017	20,020
Share Repurchases
There currently is no Exelon Board of Director authority to repurchase shares. Any previous shares repurchased are held as treasury shares, at cost, unless cancelled or reissued at the discretion of Exelon’s management.
Preferred and Preference Securities
The following table presents Exelon, ComEd, PECO, BGE, Pepco, and ACE's shares of preferred securities authorized, none of which were outstanding, as of December 31, 2022 and 2021. There are no shares of preferred securities authorized for DPL.

Preferred Securities Authorized
Exelon	100,000,000
ComEd	850,000
PECO	15,000,000
BGE	1,000,000
Pepco	6,000,000
ACE(a)	2,799,979
_________
(a)Includes 799,979 shares of cumulative preferred stock and 2,000,000 of no-par preferred stock as of December 31, 2022 and 2021.
The following table presents ComEd's, BGE's, and ACE's preference securities authorized, none of which were outstanding as of December 31, 2022 and 2021. There are no shares of preference securities authorized for Exelon, PECO, Pepco, and DPL.

Preference Securities Authorized
ComEd	6,810,451
BGE(a)	6,500,000
ACE	3,000,000
__________
(a)Includes 4,600,000 shares of unclassified preference securities and 1,900,000 shares of previously redeemed preference securities as of December 31, 2022 and 2021.

20. Stock-Based Compensation Plans (All Registrants)
Stock-Based Compensation Plans
Exelon grants stock-based awards through its LTIP, which primarily includes performance share awards, restricted stock units, and stock options. At December 31, 2022, there were approximately 34 million shares authorized for issuance under the LTIP. For the years ended December 31, 2022, 2021, and 2020, exercised and distributed stock-based awards were primarily issued from authorized but unissued common stock shares.
Separation-related Adjustments. In connection with the separation, Exelon and Constellation entered into an Employee Matters Agreement, effective February 1, 2022. Under the terms of the Employee Matters Agreement,

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 20 — Stock-Based Compensation Plans
and pursuant to the terms of the LTIP, the Compensation Committee of the Board of Exelon approved an adjustment to outstanding awards granted under the LTIP in order to preserve the intrinsic aggregate value of such awards before the separation. The separation-related adjustments did not have a material impact on either compensation expense or the potentially dilutive securities to be considered in the calculation of diluted earnings per share of common stock. Former Exelon employees transferred to Constellation as a result of the separation surrendered their outstanding unvested Exelon awards effective February 1, 2022.
The Registrants grant cash awards. The following table does not include expense related to these plans as they are not considered stock-based compensation plans under the applicable authoritative guidance.
The following table presents the stock-based compensation expense included in Exelon's Consolidated Statements of Operations and Comprehensive Income. The Utility Registrants' stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020 was not material.

	Year Ended December 31,
Exelon	2022	2021	2020
Total stock-based compensation expense included in operating and maintenance expense	$41	$95	$37
Income tax benefit	(10)	(25)	(9)
Total after-tax stock-based compensation expense	$31	$70	$28
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

	Year Ended December 31,
	2022	2021	2020
Performance share awards	$6	$6	$15
Restricted stock units	6	6	8
Performance Share Awards
Performance share awards are granted under the LTIP. The performance share awards are settled 50% in common stock and 50% in cash at the end of the three-year performance period, except for awards that are settled 100% in cash if certain ownership requirements are satisfied.
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
The following table summarizes Exelon’s nonvested performance share awards activity:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 20 — Stock-Based Compensation Plans

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2021(a)	1,222,516	$44.96
Granted	727,697	43.05
Change in performance	(216,981)	42.73
Vested	(233,318)	47.39
Forfeited	(86,128)	42.61
Awards surrendered as a result of the separation	(2,308,745)
Awards granted in conversion as a result of the separation	1,870,990
Undistributed vested awards(b)(c)	(109,226)	4.55
Nonvested at December 31, 2022(a)	866,805	$41.86
__________
(a)Excludes 1,539,819 and 1,934,238 of performance share awards issued to retirement-eligible employees as of December 31, 2022 and 2021, respectively, as they are fully vested.
(b)The significant reduction in weighted average grant date fair value during 2022 primarily resulted from more pre-separation shares being surrendered than shares issued to Exelon retirement eligible employees post-separation.
(c)Represents performance share awards that vested but were not distributed to retirement-eligible employees during 2022.
The following table summarizes the weighted average grant date fair value and the total fair value of performance share awards vested.

	Year Ended December 31,
	2022(a)	2021	2020
Weighted average grant date fair value (per share)	$43.05	$43.37	$46.61
Total fair value of performance shares vested	29	44	39
Total fair value of performance shares settled in cash	25	28	63
__________
(a)As of December 31, 2022, $12 million of total unrecognized compensation costs related to nonvested performance shares are expected to be recognized over the remaining weighted-average period of 1.8 years.
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
The following table summarizes Exelon’s nonvested restricted stock unit activity:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 20 — Stock-Based Compensation Plans

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2021(a)	1,142,049	$43.52
Granted	468,514	42.97
Vested	(499,621)	42.28
Forfeited	(71,816)	41.89
Awards surrendered as a result of the separation	(943,509)
Awards granted in conversion as a result of the separation	643,994
Undistributed vested awards(b)	(178,450)	38.24
Nonvested at December 31, 2022(a)	561,161	$41.98
__________
(a)Excludes 476,592 and 609,934 of restricted stock units issued to retirement-eligible employees as of December 31, 2022 and 2021, respectively, as they are fully vested.
(b)Represents restricted stock units that vested but were not distributed to retirement-eligible employees during 2022.
The following table summarizes the weighted average grant date fair value and the total fair value of restricted stock units vested.

	Year Ended December 31,
	2022(a)	2021	2020
Weighted average grant date fair value (per share)	$42.97	$44.21	$46.33
Total fair value of restricted stock units vested	23	34	54
__________
(a)As of December 31, 2022, $11 million of total unrecognized compensation costs related to nonvested restricted stock units are expected to be recognized over the remaining weighted-average period of 1.90 years.
Stock Options
Non-qualified stock options to purchase shares of Exelon’s common stock were granted through 2012 under the LTIP. The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Stock options will expire no later than ten years from the date of grant.
At December 31, 2022 all stock options were vested and exercised.
The following table presents information with respect to stock option activity:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance of shares outstanding at December 31, 2021	27,007	$46.47	0.15	$—
Options exercised	(27,644)	38.56		—
Options expired	—	—
Awards surrendered as a result of the separation	(2,000)
Awards granted in conversion as a result of the separation	2,637
Balance of shares outstanding at December 31, 2022	—	$—	0	$—
Exercisable at December 31, 2022	—	$—	0	$—
The following table summarizes additional information regarding stock options exercised:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 20 — Stock-Based Compensation Plans

	Year Ended December 31,
	2022	2021	2020
Intrinsic value(a)	$—	$11	$5
Cash received for exercise price	1	37	18
__________
(a)The difference between the market value on the date of exercise and the option exercise price.

21. Changes in Accumulated Other Comprehensive Income (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	Total
Balance at December 31, 2019	$(2)	$(3,165)	$(27)	$(3,194)
OCI before reclassifications	(3)	(357)	4	(356)
Amounts reclassified from AOCI	—	150	—	150
Net current-period OCI	(3)	(207)	4	(206)
Balance at December 31, 2020	$(5)	$(3,372)	$(23)	$(3,400)
OCI before reclassifications	(1)	432	—	431
Amounts reclassified from AOCI	—	219	—	219
Net current-period OCI	(1)	651	—	650
Balance at December 31, 2021	$(6)	$(2,721)	$(23)	$(2,750)
Separation of Constellation	6	1,994	23	2,023
OCI before reclassifications	2	46	—	48
Amounts reclassified from AOCI	—	41	—	41
Net current-period OCI	2	87	—	89
Balance at December 31, 2022	$2	$(640)	$—	$(638)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. Additionally, as of February 1, 2022, in connection with the separation, Exelon's pension and OPEB plans were remeasured. See Note 14 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax benefit (expense) allocated to each component of Exelon's other comprehensive income (loss):

	For the Years Ended December 31,
	2022	2021	2020
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$—	$4	$16
Actuarial loss reclassified to periodic benefit cost	(14)	(76)	(66)
Pension and non-pension postretirement benefit plans valuation adjustment	(14)	(153)	122

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Supplemental Financial Information
22. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income.

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2022
Utility(a)	$878	$306	$166	$94	$312	$283	$25	$4
Property	377	31	17	191	138	94	42	2
Payroll	117	28	16	17	25	6	4	3

For the year ended December 31, 2021
Utility(a)	$774	$246	$139	$88	$301	$278	$22	$3
Property	364	39	18	176	131	88	40	3
Payroll	124	27	16	18	27	7	5	3

For the year ended December 31, 2020
Utility(a)	$759	$238	$135	$87	$299	$275	$21	$3
Property	336	30	16	164	126	84	39	3
Payroll	121	27	16	17	25	7	5	3
__________
(a)The Registrants’ utility taxes represents municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2022
AFUDC—Equity	$150	$35	$31	$21	$63	$48	$7	$8
Non-service net periodic benefit cost	63	—	—	—	—	—	—	—

For the year ended December 31, 2021
AFUDC—Equity	$136	$34	$26	$27	$49	$40	$6	$3
Non-service net periodic benefit cost	91	—	—	—	—	—	—	—

For the year ended December 31, 2020
AFUDC—Equity	$104	$29	$17	$22	$36	$28	$4	$4
Non-service net periodic benefit cost	53	—	—	—	—	—	—	—

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Supplemental Financial Information
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization, and accretion
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2022
Property, plant, and equipment(b)	$2,690	$1,031	$359	$476	$680	$288	$191	$173
Amortization of regulatory assets(b)	718	292	14	154	258	129	41	88
Amortization of intangible assets, net(b)	12	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	3	—	—	—	—	—	—	—
Nuclear fuel(d)	66	—	—	—	—	—	—	—
ARO accretion(e)	44	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$3,533	$1,323	$373	$630	$938	$417	$232	$261

For the year ended December 31, 2021
Property, plant, and equipment(b)	$5,384	$970	$336	$439	$627	$274	$169	$155
Amortization of regulatory assets(b)	594	235	12	152	194	129	41	24
Amortization of intangible assets, net(b)	58	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	31	—	—	—	—	—	—	—
Nuclear fuel(d)	992	—	—	—	—	—	—	—
ARO accretion(e)	514	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$7,573	$1,205	$348	$591	$821	$403	$210	$179

For the year ended December 31, 2020
Property, plant, and equipment(b)	$4,364	$922	$319	$397	$586	$257	$155	$140
Amortization of regulatory assets(b)	588	211	28	153	196	120	36	40
Amortization of intangible assets, net(b)	62	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	30	—	—	—	—	—	—	—
Nuclear fuel(d)	983	—	—	—	—	—	—	—
ARO accretion(e)	500	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$6,527	$1,133	$347	$550	$782	$377	$191	$180
__________
(a)Exelon's amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.
(b)Included in Depreciation and amortization in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(c)Included in Electric operating revenues or Purchased power expense in Exelon’s Consolidated Statements of Operations and Comprehensive Income.
(d)Included in Purchased fuel expense in Exelon’s Consolidated Statements of Operations and Comprehensive Income.
(e)Included in Operating and maintenance expense in Exelon's Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Supplemental Financial Information

	Cash paid (refunded) during the year:
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2022
Interest (net of amount capitalized)	$1,434	$396	$166	$147	$274	$141	$63	$60
Income taxes (net of refunds)	73	23	31	16	19	28	(2)	(6)

For the year ended December 31, 2021
Interest (net of amount capitalized)	$1,505	$372	$152	$134	$255	$132	$59	$56
Income taxes (net of refunds)	281	(72)	(4)	(38)	—	12	(9)	2

For the year ended December 31, 2020
Interest (net of amount capitalized)	$1,521	$371	$144	$125	$257	$129	$61	$57
Income taxes (net of refunds)	10	(61)	(37)	(57)	46	40	12	(3)
__________
(a)Exelon's amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Supplemental Financial Information

	Other non-cash operating activities:
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2022
Pension and non-pension postretirement benefit costs	$164	$60	$(9)	$44	$53	$9	$3	$12
Allowance for credit losses	173	46	45	25	58	29	12	16
Other decommissioning-related activity	36	—	—	—	—	—	—	—
Energy-related options	60	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(168)	(267)	(2)	47	54	31	7	16
Long-term incentive plan	42	—	—	—	—	—	—	—
Amortization of operating ROU asset	56	2	—	14	27	7	8	3
AFUDC - Equity	(150)	(35)	(31)	(21)	(63)	(48)	(7)	(8)

For the year ended December 31, 2021
Pension and non-pension postretirement benefit costs	$411	$129	$8	$61	$49	$6	$2	$11
Allowance for credit losses	160	47	39	17	24	9	5	10
Other decommissioning-related activity	(946)	—	—	—	—	—	—	—
Energy-related options	125	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(171)	(42)	(26)	(12)	(91)	(53)	(14)	(24)
Severance costs	(57)	2	—	—	1	—	—	—
Long-term incentive plan	137	—	—	—	—	—	—	—
Amortization of operating ROU asset	183	1	—	29	28	6	8	4
AFUDC - Equity	(136)	(34)	(26)	(27)	(49)	(40)	(6)	(3)

For the year ended December 31, 2020
Pension and non-pension postretirement benefit costs	$411	$114	$5	$62	$70	$15	$7	$14
Allowance for credit losses	150	32	42	15	43	24	16	2
Other decommissioning-related activity	(659)	—	—	—	—	—	—	—
Energy-related options	104	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(c)	(6)	47	(16)	(16)	(21)	(40)	7	12
Severance costs	105	1	1	—	—	—	—	—
Provision for excess and obsolete inventory	131	2	1	—	—	—	—	—
Long-term incentive plan	56	—	—	—	—	—	—	—
Amortization of operating ROU Asset	222	2	1	31	28	7	8	3
Asset impairments	—	15	—	—	13	—	7	6
AFUDC - Equity	(104)	(29)	(17)	(22)	(36)	(28)	(4)	(4)
__________
(a)Exelon's amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.
(b)For ComEd, reflects the true-up adjustments in regulatory assets and liabilities associated with its distribution, energy efficiency, distributed generation, and transmission formula rates. For PECO, reflects the change in regulatory assets and liabilities associated with its transmission formula rate. For BGE, Pepco, DPL, and ACE, reflects the change in regulatory assets and liabilities associated with their decoupling mechanisms and transmission formula rates. See Note 3 — Regulatory Matters for additional information.
(c)For ComEd, reflects the true-up adjustments in regulatory assets and liabilities associated with its distribution, energy efficiency, distributed generation, and transmission formula rates. For BGE, Pepco, and DPL, reflects the change in regulatory assets and liabilities associated with their decoupling mechanisms and transmission formula rates. For PECO and ACE, reflects the change in regulatory assets and liabilities associated with their transmission formula rates. See Note 3 — Regulatory Matters for additional information

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Supplemental Financial Information
The following tables provide a reconciliation of cash, restricted cash, and cash equivalents reported within the Registrants' Consolidated Balance Sheets that sum to the total of the same amounts in their Consolidated Statements of Cash Flows.

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2022
Cash and cash equivalents	$407	$67	$59	$43	$198	$45	$31	$72
Restricted cash and cash equivalents	566	327	9	24	175	54	121	—
Restricted cash included in other long-term assets	117	117	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,090	$511	$68	$67	$373	$99	$152	$72

December 31, 2021
Cash and cash equivalents	$672	$131	$36	$51	$136	$34	$28	$29
Restricted cash and cash equivalents	321	210	8	4	77	34	43	—
Restricted cash included in other long-term assets	44	43	—	—	—	—	—	—
Cash, restricted cash, and cash equivalents included in current assets of discontinued operations	582	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,619	$384	$44	$55	$213	$68	$71	$29

December 31, 2020
Cash and cash equivalents	$432	$83	$19	$144	$111	$30	$15	$17
Restricted cash and cash equivalents	349	279	7	1	39	35	—	3
Restricted cash included in other long-term assets	53	43	—	—	10	—	—	10
Cash, restricted cash, and cash equivalents included in current assets of discontinued operations	332	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,166	$405	$26	$145	$160	$65	$15	$30

December 31, 2019
Cash and cash equivalents	$587	$90	$21	$24	$131	$30	$13	$12
Restricted cash and cash equivalents	358	150	6	1	36	33	—	2
Restricted cash included in other long-term assets	177	163	—	—	14	—	—	14
Total cash, restricted cash, and cash equivalents(a)	$1,122	$403	$27	$25	$181	$63	$13	$28
__________
(a)Exelon's amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Investments
	Exelon	ComEd	PECO	BGE	PHI	Pepco
December 31, 2022
Equity method investments:
Other equity method investments	$16	$6	$8	$—	$—	$—
Other investments:
Employee benefit trusts and investments(a)	216	—	22	7	138	119
Total investments	$232	$6	$30	$7	$138	$119

December 31, 2021
Equity method investments:
Other equity method investments	$15	$6	$7	$—	$—	$—
Other investments:
Employee benefit trusts and investments(a)	235	—	27	14	145	120
Total investments	$250	$6	$34	$14	$145	$120
__________
(a)The Registrants’ debt and equity security investments are recorded at fair market value.

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2022
Compensation-related accruals(a)	$613	$179	$81	$79	$104	$29	$20	$16
Taxes accrued	211	92	10	34	70	52	8	12
Interest accrued	338	124	47	42	61	32	9	14

December 31, 2021
Compensation-related accruals(a)	$596	$155	$77	$78	$113	$35	$20	$17
Taxes accrued	253	94	14	53	96	88	9	11
Interest accrued	297	116	41	44	52	28	8	11
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.

23. Related Party Transactions (All Registrants)
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Related Party Transactions

	For the Years Ended December 31,
	2022	2021	2020
ComEd(a)	$59	$376	$330
PECO(b)	33	196	190
BGE(c)	18	236	315
PHI	51	366	367
Pepco(d)	39	270	279
DPL(e)	10	79	75
ACE(f)	2	17	13
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Related Party Transactions
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates			Capitalized costs
	For the years ended December 31,			For the years ended December 31,
	2022	2021	2020	2022	2021	2020
Exelon
BSC				$707	$508	$531
PHISCO				80	72	61
ComEd
BSC	$316	$304	$283	311	207	186
PECO
BSC	197	169	150	115	81	76
BGE
BSC	204	189	170	122	92	132
PHI
BSC	188	168	152	159	128	149
PHISCO	—	—	—	80	72	61
Pepco
BSC	110	96	85	60	50	55
PHISCO	112	114	120	33	31	27
DPL
BSC	71	61	54	45	43	51
PHISCO	96	99	97	26	22	18
ACE
BSC	57	53	45	54	33	40
PHISCO	84	86	87	21	19	16
Current Receivables from/Payables to affiliates
The following tables present current Receivables from affiliates and current Payables to affiliates:
December 31, 2022

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$66	$—	$8	$74
PECO	$—		—	—	—	—	39	—	3	42
BGE	—	—		—	—	—	38	—	1	39
PHI	—	—	—	—	—	—	4	—	10	14
Pepco	—	—	—		—	—	20	13	1	34
DPL	—	2	—	—		—	12	8	—	22
ACE	—	2	—	—	—		14	9	1	26
Other	3	—	—	—	—	1	—	—		4
Total	$3	$4	$—	$—	$—	$1	$193	$30	$24	$255

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Related Party Transactions
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
Noncurrent Receivables from affiliates
ComEd and PECO have noncurrent receivables with Constellation for estimated excess funds at the end of decommissioning the Regulatory Agreement Units, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. The receivables are recorded in Receivable related to Regulatory Agreement Units as of December 31, 2022 and in noncurrent Receivables from affiliates as of December 31, 2021. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	As of December 31,
	2022			2021
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184
Charitable Contributions
In December 2022, Exelon Corporation made an unconditional promise to give $20 million to the Exelon Foundation. The contribution was recorded in Operating and maintenance expense within the Consolidated Statements of Operations and Comprehensive Income with the offset in Accrued expenses and Other Deferred credits and other liabilities on the Consolidated Balance Sheets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
All Registrants
None.

ITEM 9A.	CONTROLS AND PROCEDURES
All Registrants—Disclosure Controls and Procedures
During the fourth quarter of 2022, each of the Registrant's management, including its principal executive officer and principal financial officer, evaluated disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in that Registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of December 31, 2022, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives.
All Registrants—Changes in Internal Control Over Financial Reporting
Each Registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, any of the Registrant's internal control over financial reporting. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Executive Overview for additional information on COVID-19.
All Registrants—Internal Control Over Financial Reporting
Management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2022. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2022 and, therefore, concluded that each Registrant’s internal control over financial reporting was effective. Management’s Report on Internal Control Over Financial Reporting is included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9B.	OTHER INFORMATION
All Registrants
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III
PECO Energy Company, Baltimore Gas and Electric Company, Pepco Holdings LLC, Potomac Electric Power Company, Delmarva Power & Light Company, and Atlantic City Electric Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K for a reduced disclosure format. Accordingly, all items in this section relating to PECO, BGE, PHI, Pepco, DPL, and ACE are not presented.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers
The information required by ITEM 10 relating to executive officers is set forth above in ITEM 1. BUSINESS—Executive officers of the Registrants at February 14, 2023.
Directors, Director Nomination Process and Audit Committee
The information required under ITEM 10 concerning directors and nominees for election as directors at the annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3)), the audit committee (Item 407(d)(4) and (d)(5)), and the beneficial reporting compliance (Sec. 16(a)) is incorporated herein by reference to information to be contained in Exelon’s definitive 2023 proxy statement (2023 Exelon Proxy Statement) and the ComEd information statement (2023 ComEd Information Statement) to be filed with the SEC on or before April 30, 2023 pursuant to Regulation 14A or 14C, as applicable, under the Securities Exchange Act of 1934.
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
The information required by this item will be set forth under Executive Compensation Data and Report of the Compensation Committee in the Exelon Proxy Statement for the 2023 Annual Meeting of Shareholders or the ComEd 2023 Information Statement, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The additional information required by this item will be set forth under Ownership of Exelon Stock in the 2023 Exelon Proxy Statement or the ComEd 2023 Information Statement and incorporated herein by reference.
Securities Authorized for Issuance under Exelon Equity Compensation Plans

	[A]	[B]	[C]
Plan Category	Number of securities to be issued upon exercise of outstanding Options, warrants and rights (Note 1)	Weighted-average price of outstanding Options, warrants and rights (Note 2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [A]) (Note 3)
Equity compensation plans approved by security holders	3,991,435	$—	43,893,655
__________
(1)Balance includes unvested performance shares, and unvested restricted stock units that were granted under the Exelon LTIP or predecessor company plans (including shares awarded under those plans and deferred into the stock deferral plan) and deferred stock units granted to directors as part of their compensation. Unvested performance shares are subject to performance metrics and to a total shareholder return modifier. Additionally, pursuant to the terms of the Exelon LTIP plan, 50% of final payouts are made in the form of shares of common stock and 50% is made in form of in cash, or if the participant has exceeded 200% of their stock ownership requirement, 100% of the final payout is made in cash. For performance shares granted in 2020, 2021, and 2022, the total includes the maximum number of shares that could be issued assuming all participants receive 50% of payouts in shares and assuming the performance and total shareholder return modifier metrics were both at maximum, representing best case performance, for a total of 2,512,560 shares. If the performance and total shareholder return modifier metrics were at "target", the number of securities to be issued for such awards would be 1,256,280. The balance also includes 471,350 shares to be issued upon the conversion of deferred stock units awarded to members of the Exelon board of directors. Conversion of the deferred stock units to shares of common stock occurs after a director terminates service to the Exelon board or the board of any of its subsidiary companies. See Note 20 — Stock-Based Compensation Plans of the Combined Notes to Consolidated Financial Statements for additional information about the material features of the plans.
(2)There are no outstanding stock options. The weighted-average price reported in column B does not take the performance shares and shares credited to deferred compensation plans into account.
(3)Includes 12,662,529 shares remaining available for issuance from the employee stock purchase plan.
No ComEd securities are authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The additional information required by this item will be set forth under Related Persons Transactions and Director Independence in the Exelon Proxy Statement for the 2023 Annual Meeting of Shareholders or the ComEd 2023 Information Statement, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under The Ratification of PricewaterhouseCoopers LLP as Exelon’s Independent Accountant for 2023 in the Exelon Proxy Statement for the 2023 Annual Meeting of Shareholders and the ComEd 2023 Information Statement, which are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(1) Exelon

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 14, 2023 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules:

Schedule I—Condensed Financial Information of Parent (Exelon Corporate) at December 31, 2022 and 2021 and for the Years Ended December 31, 2022, 2021, and 2020

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto.

Exelon Corporation and Subsidiary Companies
 Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Statements of Operations and Other Comprehensive Income

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating expenses
Operating and maintenance	$25	$(9)	$(2)
Operating and maintenance from affiliates	4	14	10
Other	2	2	2
Total operating expenses	31	7	10
Operating loss	(31)	(7)	(10)
Other income and (deductions)
Interest expense, net	(413)	(333)	(378)
Equity in earnings of investments	2,450	1,908	1,482
Interest income from affiliates, net	5	—	1
Other, net	22	—	15
Total other income	2,064	1,575	1,120
Income from continuing operations before income taxes	2,033	1,568	1,110
Income taxes	(21)	(48)	11
Net income from continuing operations after income taxes	2,054	1,616	1,099
Net income from discontinued operations after income taxes	116	90	864
Net income	$2,170	$1,706	$1,963
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic costs	$(1)	$(4)	$(40)
Actuarial loss reclassified to periodic cost	42	223	190
Pension and non-pension postretirement benefit plan valuation adjustment	46	431	(357)
Unrealized gain (loss) on cash flow hedges	2	—	(1)
Other comprehensive income (loss)	89	650	(208)
Comprehensive income	$2,259	$2,356	$1,755

See the Notes to Financial Statements

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Net cash flows provided by operating activities	$1,690	$3,629	$3,018
Cash flows from investing activities
Changes in Exelon intercompany money pool	35	381	(477)
Notes receivable from affiliates	274	—	550
Investment in affiliates	(4,011)	(2,231)	(1,969)
Other investing activities	—	1	—
Net cash flows used in investing activities	(3,702)	(1,849)	(1,896)
Cash flows from financing activities
Changes in short-term borrowings	448	—	(136)
Proceeds from short-term borrowings with maturities greater than 90 days	1,150	500	—
Repayments on short-term borrowings with maturities greater than 90 days	(1,300)	(350)	—
Issuance of long-term debt	3,350	—	2,000
Retirement of long-term debt	(1,150)	(300)	(1,450)
Issuance of common stock	563	—	—
Dividends paid on common stock	(1,334)	(1,497)	(1,492)
Proceeds from employee stock plans	36	80	45
Other financing activities	(35)	19	(27)
Net cash flows provided by (used in) financing activities	1,728	(1,548)	(1,060)
(Decrease) increase in cash, restricted cash, and cash equivalents	(284)	232	62
Cash, restricted cash, and cash equivalents at beginning of period	295	63	1
Cash, restricted cash, and cash equivalents at end of period	$11	$295	$63
See the Notes to Financial Statements

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Balance Sheets

	December 31,
(In millions)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$11	$295
Accounts receivable, net
Other accounts receivable	358	318
Accounts receivable from affiliates	17	35
Notes receivable from affiliates	182	217
Regulatory assets	154	266
Other	6	41
Total current assets	728	1,172
Property, plant, and equipment, net	44	45
Deferred debits and other assets
Regulatory assets	2,650	3,164
Investments in affiliates from continuing operations	35,925	29,563
Investments in affiliates from discontinued operations	—	12,333
Deferred income taxes	929	1,351
Non-pension postretirement benefit asset	187	—
Notes receivable from affiliates	—	319
Other	115	42
Total deferred debits and other assets	39,806	46,772
Total assets	$40,578	$47,989
See the Notes to Financial Statements

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Balance Sheets

	December 31,
(In millions)	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$948	$650
Long-term debt due within one year	850	1,150
Accounts payable	188	—
Accrued expenses	101	47
Payables to affiliates	360	360
Regulatory liabilities	12	3
Pension obligations	77	49
Other	7	40
Total current liabilities	2,543	2,299
Long-term debt	8,742	6,265
Deferred credits and other liabilities
Regulatory liabilities	103	63
Pension obligations	3,896	4,416
Non-pension postretirement benefit obligations	—	87
Deferred income taxes	53	362
Other	497	104
Total deferred credits and other liabilities	4,549	5,032
Total liabilities	15,834	13,596
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 994 shares and 979 shares outstanding as of December 31, 2022 and 2021, respectively)	20,908	20,324
Treasury stock, at cost (2 shares as of December 31, 2022 and 2021)	(123)	(123)
Retained earnings	4,597	16,942
Accumulated other comprehensive loss, net	(638)	(2,750)
Total shareholders’ equity	24,744	34,393
Total liabilities and shareholders’ equity	$40,578	$47,989

See the Notes to Financial Statements

 Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
 Notes to Financial Statements
1. Basis of Presentation
Exelon Corporate is a holding company that conducts substantially all of its business operations through its subsidiaries. These condensed financial statements and related footnotes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, of Exelon Corporation.
As of December 31, 2022 and 2021, Exelon Corporate owned 100% of all of its significant subsidiaries, either directly or indirectly, except for Commonwealth Edison Company (ComEd), of which Exelon Corporate owns more than 99%. As of February 1, 2022, as a result of the completion of the separation, Exelon Corporate no longer retains any equity ownership interest in Generation or Constellation. The separation of Constellation, including Generation and its subsidiaries, meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Comprehensive income and cash flows related to Generation have not been segregated and are included in the Condensed Statements of Operations and Comprehensive Income and Condensed Statements of Cash Flows, respectively, for all periods presented. See Note 2 — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for additional information.
2. Derivative Financial Instruments
See Note 15—Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for Exelon Corporate’s derivatives.
3. Debt and Credit Agreements
Short-Term Borrowings
Exelon Corporate meets its short-term liquidity requirements primarily through the issuance of commercial paper. Exelon Corporate had $449 million in outstanding commercial paper borrowings as of December 31, 2022 and no outstanding commercial paper as of December 31, 2021.
Short-Term Loan Agreements
On March 23, 2017, Exelon Corporate entered into a term loan agreement for $500 million. The loan agreement was renewed on March 14, 2022 and will expire on March 16, 2023. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to SOFR plus 0.65% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon Corporation's Balance Sheets within Short-term borrowings.
On March 31, 2021, Exelon Corporate entered into a 364-day term loan agreement for $150 million with a variable interest rate of LIBOR plus 0.65% and an expiration date of March 30, 2022. Exelon Corporate repaid the term loan on March 30, 2022.
In connection with the separation, on January 24, 2022, Exelon Corporate entered into a 364-day term loan agreement for $1.15 billion. The loan agreement was set to expire on January 23, 2023. Pursuant to the loan agreement, loans made thereunder bore interest at a variable rate equal to SOFR plus 0.75% until July 23, 2022 and a rate of SOFR plus 0.975% thereafter. All indebtedness pursuant to the loan agreement was unsecured. On August 11, 2022, Exelon Corporate made a partial repayment of $575 million on the term loan. The remaining $575 million outstanding balance was repaid on October 11, 2022 in conjunction with the $500 million 18-month term loan that was entered into on October 7, 2022.

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
 Notes to Financial Statements
Revolving Credit Agreements
As of December 31, 2022, Exelon Corporation had a $900 million aggregate bank commitment under its existing syndicated revolving facility in which $448 million was available to support additional commercial paper as of December 31, 2022. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon Corporate’s credit agreement.
On February 1, 2022, Exelon Corporate entered into a new 5-year revolving credit facility with an aggregate bank commitment of $900 million at a variable interest rate of SOFR plus 1.275% which replaced its existing $600 million syndicated revolving credit facility.
Long-Term Debt
The following tables present the outstanding long-term debt for Exelon Corporate as of December 31, 2022 and December 31, 2021:

				Maturity Date	December 31,
	Rates				2022	2021
Long-term debt
Junior subordinated notes			3.50%	2022	$—	$1,150
Senior unsecured notes(a)	2.75%	-	7.60%	2025 - 2052	8,139	6,139
Loan agreement	4.95%	-	5.15%	2023 - 2024	1,350	—
Total long-term debt					9,489	7,289
Unamortized debt discount and premium, net					(10)	(10)
Unamortized debt issuance costs					(51)	(39)
Fair value adjustment					164	175
Long-term debt due within one year(b)					(850)	(1,150)
Long-term debt					$8,742	$6,265
__________
(a)Senior unsecured notes included mirror debt that was held on Exelon Corporation's Balance Sheet in 2021. In connection with the separation, on January 31, 2022, Exelon Corporate received cash from Generation of $258 million to settle the intercompany loan. See Note 16 — Debt and Credit Agreements for additional information on the merger debt.
(b)In connection with the separation, Exelon Corporate entered into three 18-month term loan agreements. On January 21, 2022, two of the loan agreements were issued for $300 million each with an expiration date of July 21, 2023. On January 24, 2022, the third loan agreement was issued for $250 million with an expiration date of July 24, 2023. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to SOFR plus 0.65%.
The long-term debt maturities for Exelon Corporate for the periods 2023 through 2027 and thereafter are as follows:

2023	$850
2024	500
2025	807
2026	750
2027	650
Thereafter	5,932
Total long-term debt	$9,489
4. Commitments and Contingencies
See Note 18—Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for Exelon Corporate’s commitments and contingencies.

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
 Notes to Financial Statements
5. Related Party Transactions
The financial statements of Exelon Corporate include related party transactions as presented in the tables below:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating and maintenance from affiliates:
BSC(a)	$4	$14	$10
Total operating and maintenance from affiliates:	$4	$14	$10
Interest income (expense) from affiliates, net:
BSC	$4	$—	$1
EEDC(b)	1	—	—
Total interest income from affiliates, net:	$5	$—	$1
Equity in earnings (losses) of investments:
BSC	$(18)	$(301)	$(273)
EEDC(b)	2,482	2,215	1,729
PCI	(9)	(1)	—
Exelon InQB8R	(4)	(7)	(1)
Other	(1)	2	27
Total equity in earnings of investments:	$2,450	$1,908	$1,482

Cash contributions received from affiliates	$2,027	$1,842	$1,638

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
 Notes to Financial Statements

	As of December 31,
(in millions)	2022	2021
Accounts receivable from affiliates (current):
BSC(a)	$3	$4
Generation	—	13
ComEd	4	5
PECO	2	4
BGE	1	2
PHISCO	7	6
Exelon Enterprises	—	1
Total accounts receivable from affiliates (current):	$17	$35
Notes receivable from affiliates (current):
BSC(a)	$138	$210
PHI	44	7
Total notes receivable from affiliates (current):	$182	$217
Investments in affiliates from continuing operations:
BSC(a)	$384	$146
EEDC(b)	35,092	32,621
PCI	52	62
UII	365	365
Voluntary Employee Beneficiary Association trust	4	3
Exelon Enterprises	3	3
Conectiv	12	—
Exelon InQB8R	15	26
Other(d)	(2)	(3,663)
Total investments in affiliates from continuing operations:	$35,925	$29,563
Notes receivable from affiliates (noncurrent):
Generation(c)	$—	$319
Accounts payable to affiliates (current):
UII	$360	$360
Total accounts payable to affiliates (current):	$360	$360
__________
(a)Exelon Corporate receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, and supply management services. All services are provided at cost, including applicable overhead.
(b)EEDC consists of ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE.
(c)In connection with the debt obligations assumed by Exelon as part of the Constellation merger, Exelon and subsidiaries of Generation (former Constellation subsidiaries) entered into intercompany loan agreements that mirror the terms and amounts of the third-party debt obligations of Exelon, resulting in intercompany notes receivable at Exelon Corporate from Generation. In connection with the separation, on January 31, 2022, Exelon Corporate received cash from Generation of $258 million to settle the intercompany loan. See Schedule 1 - 2. Debit and Credit agreements for additional information on the merger debt.
(d)Primarily relates to elimination of affiliate transactions with Generation, primarily related to the Regulatory Agreement Units. See Note 3 — Regulatory Matters and Note 23 — Related Party Transactions of the Combined Notes to Consolidated Financial Statements for additional information.
Charitable Contributions
In December 2022, Exelon Corporation made an unconditional promise to give $20 million to the Exelon Foundation. The contribution was recorded in Operating and maintenance expense within the Condensed Statements of Operations and Comprehensive Income with the offset in Accrued expenses and Other Deferred credits and other liabilities on the Condensed Balance Sheets.

Exelon Corporation and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C				Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2022
Allowance for credit losses(a)	$392	$174	(b)	$28		$185	(c)	$409
Deferred tax valuation allowance	37	—		57		—		94
Reserve for obsolete materials	13	8		—		6		15
For the year ended December 31, 2021
Allowance for credit losses(a)	$405	$107	(b)	$—		$120	(c)	$392
Deferred tax valuation allowance	4	—		33	(d)	—		37
Reserve for obsolete materials	11	5		—		3		13
For the year ended December 31, 2020
Allowance for credit losses(a)	$213	$228	(b)	$38		$74	(c)	$405
Deferred tax valuation allowance	2	—		2		—		4
Reserve for obsolete materials	12	5		—		6		11
__________
(a)Excludes the noncurrent allowance for credit losses related to PECO’s installment plan receivables of $7 million, $14 million, and $5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(b)The amount charged to costs and expenses includes the amount that was reclassified to regulatory assets/liabilities under different mechanisms applicable to the different jurisdictions the Utility Registrants operate in.
(c)Primarily reflects write-offs, net of recoveries of individual accounts receivable.
(d)DPL recorded a full valuation allowance against Delaware net operating losses carryforwards due to a change in Delaware tax law. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information on the valuation allowance.

Commonwealth Edison Company and Subsidiary Companies
(2) ComEd

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 14, 2023 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Commonwealth Edison Company and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2022
Allowance for credit losses	$90	$24	(a)	$8	$46	(b)	$76
Reserve for obsolete materials	7	5		—	4		8
For the year ended December 31, 2021
Allowance for credit losses	$118	$18	(a)	$1	$47	(b)	$90
Reserve for obsolete materials	6	3		—	2		7
For the year ended December 31, 2020
Allowance for credit losses	$79	$54	(a)	$13	$28	(b)	$118
Reserve for obsolete materials	7	3		—	4		6
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
(3) PECO

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 14, 2023 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

PECO Energy Company and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2022
Allowance for credit losses(a)	$112	$44	(b)	$14	$56	(c)	$114
Deferred tax valuation allowance	3	—		4	—		7
Reserve for obsolete materials	2	2		—	1		3
For the year ended December 31, 2021
Allowance for credit losses(a)	$124	$32	(b)	$(6)	$38	(c)	$112
Deferred tax valuation allowance	1	—		2	—		3
Reserve for obsolete materials	2	1		—	1		2
For the year ended December 31, 2020
Allowance for credit losses(a)	$62	$76	(b)	$6	$20	(c)	$124
Deferred tax valuation allowance	—	—		1	—		1
Reserve for obsolete materials	2	1		—	1		2
__________
(a)Excludes the noncurrent allowance for credit losses related to PECO’s installment plan receivables of $7 million, $14 million, and $5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(b)The amount charged to costs and expenses includes the amount that was reclassified to the COVID-19 regulatory asset. See Note 3 – Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
(c)Write-offs, net of recoveries of individual accounts receivable.

Baltimore Gas and Electric Company
(4) BGE

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 14, 2023 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020

Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Balance Sheets at December 31, 2022 and 2021

Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2022, 2021 and 2020

Notes to Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Baltimore Gas and Electric Company
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2022
Allowance for credit losses	$47	$37	(a)	$6	$26	(b)	$64
Deferred tax valuation allowance	—	—		3	—		3
Reserve for obsolete materials	1	1		—	—		2
For the year ended December 31, 2021
Allowance for credit losses	$44	$16	(a)	$3	$16	(b)	$47
Reserve for obsolete materials	1	—		—	—		1
For the year ended December 31, 2020
Allowance for credit losses	$17	$31	(a)	$6	$10	(b)	$44
Deferred tax valuation allowance	1	—		(1)	—		—
Reserve for obsolete materials	1	—		—	—		1
__________
(a)The amount charged to costs and expenses includes the amount that was reclassified to regulatory assets/liabilities under different mechanisms as approved by the MDPSC.
(b)Write-offs, net of recoveries of individual accounts receivable.

Pepco Holdings LLC and Subsidiary Companies
(5) PHI

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 14, 2023 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Pepco Holdings LLC and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C				Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2022
Allowance for credit losses	$143	$69	(a)	$—		$57	(b)	$155
Deferred tax valuation allowance	31	—		4		—		35
Reserve for obsolete materials	3	—		—		1		2
For the year ended December 31, 2021
Allowance for credit losses	$119	$41	(a)	$2		$19	(b)	$143
Deferred tax valuation allowance	—	—		31	(c)	—		31
Reserve for obsolete materials	2	1		—		—		3
For the year ended December 31, 2020
Allowance for credit losses	$53	$69	(a)	$13		$16	(b)	$119
Reserve for obsolete materials	3	—		—		1		2
__________
(a)The amount charged to costs and expenses includes the amount that was reclassified to regulatory assets/liabilities under different mechanisms applicable to the different jurisdictions Pepco, DPL, and ACE operate in.
(b)Write-offs, net of recoveries of individual accounts receivable.
(c)DPL recorded a full valuation allowance against Delaware net operating losses carryforwards due to a change in Delaware tax law. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information on the valuation allowance.

Potomac Electric Power Company
(6) Pepco

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 14, 2023 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020

Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Balance Sheets at December 31, 2022 and 2021

Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2022, 2021 and 2020

Notes to Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Potomac Electric Power Company
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2022
Allowance for credit losses	$53	$36	(a)	$4	$21	(b)	$72
Reserve for obsolete materials	1	—		—	—		1
For the year ended December 31, 2021
Allowance for credit losses	$45	$14	(a)	$2	$8	(b)	$53
Reserve for obsolete materials	1	—		—	—		1
For the year ended December 31, 2020
Allowance for credit losses	$20	$25	(a)	$5	$5	(b)	$45
Reserve for obsolete materials	1	—		—	—		1
__________
(a)The amount charged to costs and expenses includes the amount that was reclassified to regulatory assets/liabilities under different mechanisms as approved by the DCPSC and MDPSC.
(b)Write-offs, net of recoveries of individual accounts receivable.

Delmarva Power & Light Company
(7) DPL

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 14, 2023 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020

Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Balance Sheets at December 31, 2022 and 2021

Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2022, 2021 and 2020

Notes to Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Delmarva Power & Light Company
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C				Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2022
Allowance for credit losses	$26	$13	(a)	$(2)		$9	(b)	$28
Deferred tax valuation allowance	31	—		1		—		32
For the year ended December 31, 2021
Allowance for credit losses	$31	$6	(a)	$(1)		$10	(b)	$26
Deferred tax valuation allowance	—	—		31	(c)	—		31
For the year ended December 31, 2020
Allowance for credit losses	$15	$16	(a)	$4		$4	(b)	$31
__________
(a)The amount charged to costs and expenses includes the amount that was reclassified to regulatory assets/liabilities under different mechanisms as approved by the DEPSC and MDPSC.
(b)Write-offs, net of recoveries of individual accounts receivable.
(c)DPL recorded a full valuation allowance against Delaware net operating losses carryforwards due to a change in Delaware tax law. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information on the valuation allowance.

Atlantic City Electric Company and Subsidiary Company
(8) ACE

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 14, 2023 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Atlantic City Electric Company and Subsidiary Company
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2022
Allowance for credit losses	$64	$20	(a)	$(2)	$27	(b)	$55
Reserve for obsolete materials	1	—		—	—		1
For the year ended December 31, 2021
Allowance for credit losses	$43	$21	(a)	$1	$1	(b)	$64
Reserve for obsolete materials	—	1		—	—		1
For the year ended December 31, 2020
Allowance for credit losses	$18	$28	(a)	$4	$7	(b)	$43
Reserve for obsolete materials	1	—		—	1		—
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
(2) Plans of acquisition, reorganization, arrangement, liquidation, or succession

Exhibit No.	Description	Location
2-1	Separation Agreement, dated January 31, 2022, between Exelon Corporation and Constellation Energy Corporation	File No. 001-16169, Form 8K dated February 2, 2022, Exhibit 2.1
(3) Articles of Incorporation and Bylaws
Exelon Corporation

Exhibit No.	Description	Location
3-1	Amended and Restated Articles of Incorporation of Exelon Corporation, as amended July 24, 2018	File No. 001-16169, Form 8-K dated July 27, 2018, Exhibit 3.1

3-2	Amended and Restated Bylaws of Exelon Corporation, as amended on August 3, 2022	File No. 001-16169, Form 10-Q dated August 3, 2022, Exhibit 3.1
Baltimore Gas and Electric Company

Exhibit No.	Description	Location
3-3	Articles of Restatement to the Charter of Baltimore Gas and Electric Company, restated as of August 16, 1996	File No. 001-01910, Form 10-Q dated November 14, 1996, Exhibit 3

3-4	Articles of Amendment to the Charter of Baltimore Gas and Electric Company as of February 2, 2010	File No. 001-01910, Form 8-K dated February 4, 2010, Exhibit 3.1

3-5	Amended and Restated Bylaws of Baltimore Gas and Electric Company dated August 3, 2020	File No. 001-01910, Form 10-Q dated August 4, 2020, Exhibit 3.4

Commonwealth Edison Company

Exhibit No.	Description	Location
3-6	Restated Articles of Incorporation of Commonwealth Edison Company Effective February 20, 1985, including Statements of Resolution Establishing Series, relating to the establishment of three new series of Commonwealth Edison Company preference stock known as the “$9.00 Cumulative Preference Stock,” the “$6.875 Cumulative Preference Stock” and the “$2.425 Cumulative Preference Stock”	File No. 001-01839, Form 10-K dated March 30, 1995, Exhibit 3.2

3-7	Amended and Restated Bylaws of Commonwealth Edison Company, Effective February 22, 2021	File No. 001-01839, Form 10-K dated February 24, 2021, Exhibit 3.6
PECO Energy Company

Exhibit No.	Description	Location
3-8	Amended and Restated Articles of Incorporation of PECO Energy Company	File No. 001-01401, Form 10-K dated April 2, 2001, Exhibit 3.3

3-9	Amended and Restated Bylaws of PECO Energy Company dated August 3, 2020	File No. 000-16844, Form 10-Q dated August 4, 2020, Exhibit 3.3
Pepco Holdings LLC

Exhibit No.	Description	Location
3-10	Certificate of Formation of Pepco Holdings LLC, dated March 23, 2016	File No. 001-31403, Form 8-K dated March 24, 2016, Exhibit 3.2

3-11	Amended and Restated Limited Liability Company Agreement of Pepco Holdings LLC, dated August 3, 2020	File No. 001-31403, Form 10-Q dated August 4, 2020, Exhibit 3.5
Atlantic City Electric Company

Exhibit No.	Description	Location
3-12	Restated Certificate of Incorporation of Atlantic City Electric Company (filed in New Jersey on August 9, 2002)	File No. 001-03559, Amendment No. 1 to Form U5B dated February 13, 2003, Exhibit B.8.1

3-13	Bylaws of Atlantic City Electric Company	File No. 001-03559, Form 10-Q dated May 9, 2005, Exhibit 3.2.2
Delmarva Power & Light Company

Exhibit No.	Description	Location
3-14	Restated Certificate and Articles of Incorporation of Delmarva Power & Light Company (as filed in Delaware and Virginia)	File No. 001-01405, Form 10-K dated March 1, 2007, Exhibit 3.3

3-15	Bylaws of Delmarva Power & Light Company	File No. 001-01405, Form 10-Q dated May 9, 2005, Exhibit 3.2.1

Potomac Electric Power Company

Exhibit No.	Description	Location
3-16	Restated Articles of Incorporation of Potomac Electric Power Company (as filed in the District of Columbia)	File No. 001-31403, Form 10-Q dated May 5, 2006, Exhibit 3.1

3-17	Restated Articles of Incorporation and Articles of Restatement of Potomac Electric Power Company (as filed in Virginia)	File No. 001-01072, Form 10-Q dated November 4, 2011, Exhibit 3.3

3-18	Bylaws of Potomac Electric Power Company	File No. 001-01072, Form 10-Q dated May 5, 2006, Exhibit 3.2
(4) Instruments Defining the Rights of Securities Holders, Including Indentures
Exelon Corporation

Exhibit No.	Description	Location
4-1	Exelon Corporation Direct Stock Purchase Plan	File No. 333-206474, Registration Statement on Form S-3 dated August 19, 2015

4-2	Indenture dated May 1, 2001 between Exelon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee	File No. 001-16169, Form 10-Q dated July 26, 2005, Exhibit 4.10

4-3	Form of $500,000,000 5.625% senior notes due 2035 dated June 9, 2005 issued by Exelon Corporation	File No. 001-16169, Form 8-K dated June 9, 2005, Exhibit 99.3

4-4	Indenture, dated as of June 17, 2014, between Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.1

4-4-1	First Supplemental Indenture, dated as of June 17, 2014, between Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.2

4-4-2	Second Supplemental Indenture, dated April 3, 2017, between Exelon and The Bank of New York Mellon Trust Company, N.A., as trustee, to that certain Indenture (For Unsecured Subordinated Debt Securities), dated June 17, 2014	File No. 001-16169, Form 8-K dated April 4, 2017, Exhibit 4.3

4-5	Indenture, dated as of June 11, 2015, among Exelon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee	File No. 001-16169, Form 8-K dated June 11, 2015, Exhibit 4.1

4-5-1	First Supplemental Indenture, dated as of June 11, 2015, among Exelon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee	File No. 001-16169, Form 8-K dated June 11, 2015, Exhibit 4.2

Exhibit No.	Description	Location
4-5-2	Second Supplemental Indenture, dated as of December 2, 2015, among Exelon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee	File No. 001-16169, Form 8-K dated December 2, 2015, Exhibit 4.1

4-5-3	Third Supplemental Indenture, dated as of April 7, 2016, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated April 7, 2016, Exhibit 4.2

4-5-4	Fourth Supplemental Indenture, dated as of April 1, 2020, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated April 1, 2020, Exhibit 4.2

4-5-5	Fifth Supplemental Indenture, dated as of March 7, 2022, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated March 7, 2022, Exhibit 4.2

4-6	Description of Exelon Securities	File No. 001-16169, Form 10-K dated February 11, 2020, Exhibit 4.63
Baltimore Gas and Electric Company

Exhibit No.	Description	Location
4-7	Form of 3.350% Note due 2023 issued June 17, 2013 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated June 17, 2013, Exhibit 4.1

4-8	Indenture dated as of July 24, 2006 between Baltimore Gas and Electric Company and Deutsche Bank Trust Company Americas, as trustee	File No. 333-135991, Registration Statement on Form S-3 dated July 24, 2006, Exhibit 4(b)

4-9	Form of 2.400% notes due 2026 issued August 18, 2016 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated August 18, 2016, Exhibit 4.1

4-10	Form of 3.500% Note due 2046 issued August 18, 2016 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated August 18, 2016, Exhibit 4.2

4-11	Form of 3.750% Note due 2047 issued August 24, 2017 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated August 24, 2017, Exhibit 4.1

4-12	Form of 4.550% Note due 2052 issued June 6, 2022 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated June 6, 2022, Exhibit 4.2

4-13	Indenture, dated as of September 1, 2019, between Baltimore Gas and Electric Company and U.S. Bank National Association, as trustee	File No. 001-01910, Form 8-K dated September 12, 2019, Exhibit 4.1

Commonwealth Edison Company

Exhibit No.	Description	Location
4-14	Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Mellon Trust Company of Illinois, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944	Registration No. 2-60201, Form S-7, Exhibit 2-1(a)

4-14-1	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of January 13, 2003	File No. 001-01839, Form 8-K dated February 13, 2003, Exhibit 4.4

4-14-2	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 22, 2006	File No. 001-01839, Form 8-K dated March 6, 2006, Exhibit 4.1

4-14-3	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of March 1, 2007	File No. 001-01839, Form 8-K dated March 23, 2007, Exhibit 4.1

4-14-4	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of December 20, 2007	File No. 001-01839, Form 8-K dated January 16, 2008, Exhibit 4.1

4-14-5	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of September 17, 2012	File No. 001-01839, Form 8-K dated October 1, 2012, Exhibit 4.1

4-14-6	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of August 1, 2013	File No. 001-01839, Form 8-K dated August 19, 2013, Exhibit 4.1

4-14-7	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of January 2, 2014	File No. 001-01839, Form 8-K dated January 10, 2014, Exhibit 4.1

4-14-8	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of October 28, 2014	File No. 001-01839, Form 8-K dated November 10, 2014, Exhibit 4.1

4-14-9	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 18, 2015	File No. 001-01839, Form 8-K dated March 2, 2015, Exhibit 4.1

4-14-10	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of November 4, 2015	File No. 001-01839, Form 8-K dated November 19, 2015, Exhibit 4.1

4-14-11	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of June 15, 2016	File No. 001-01839, Form 8-K dated June 27, 2016, Exhibit 4.1

4-14-12	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of August 9, 2017	File No. 001-01839, Form 8-K dated August 23, 2017, Exhibit 4.1

Exhibit No.	Description	Location
4-14-13	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 6, 2018	File No. 001-01839, Form 8-K dated February 20, 2018, Exhibit 4.1

4-14-14	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of July 26, 2018	File No. 001-01839, Form 8-K dated August 14, 2018, Exhibit 4.1

4-14-15	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 7, 2019	File No. 001-01839, Form 8-K dated February 19, 2019, Exhibit 4.1

4-14-16	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of October 29, 2019	File No. 001-01839, Form 8-K dated November 12, 2019, Exhibit 4.1

4-14-17	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 10, 2020	File No. 001-01839, Form 8-K dated February 25, 2020, Exhibit 4.1

4-14-18	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 16, 2021	File No. 001-01839, Form 8-K dated March 9, 2021, Exhibit 4.1

4-14-19	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of August 2, 2021	File No. 001-01839, Form 8-K dated August 12, 2021, Exhibit 4.1

4-14-20	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 23, 2022	File No. 001-01839, Form 8-K/A dated March 15, 2022, Exhibit 4.1

4-14-21	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of December 21, 2022	File No. 001-01839, Form 8-K dated January 10, 2023, Exhibit 4.1

4-15	Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee	File No. 001-01839, Form 10-K dated April 1, 2002, Exhibit 4.4.2

4-16	Instrument dated as of January 31, 1996, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923 and Indentures Supplemental thereto, regarding individual	File No. 001-01839, Form 10-K dated March 29, 1996, Exhibit 4.29

4-17	Description of ComEd Securities	File No. 001-16169, Form 10-K dated February 11, 2020, Exhibit 4.65

PECO Energy Company

Exhibit No.	Description	Location
4-18	First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (U.S. Bank National Association, as current successor trustee)	Registration No. 2-2281, Exhibit B-1(a)

4-18-1	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of December 1, 1941	Registration No. 2-4863, Exhibit B-1(h)(a)

4-18-2	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of April 15, 2004	File No. 000-16844, Form 10-Q dated September 30, 2004, Exhibit 4-1-1

4-18-3	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 15, 2006	File No. 000-16844, Form 8-K dated September 25, 2006, Exhibit 4.1

4-18-4	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of March 1, 2007	File No. 000-16844, Form 8-K dated March 19, 2007, Exhibit 4.1

4-18-5	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 1, 2012	File No. 000-16844, Form 8-K dated September 17, 2012, Exhibit 4.1

4-18-6	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 1, 2014	File No. 000-16844, Form 8-K dated September 15, 2014, Exhibit 4.1

4-18-7	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 15, 2015	File No. 000-16844, Form 8-K dated October 5, 2015, Exhibit 4.1

4-18-8	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 1, 2017	File No. 000-16844, Form 8-K dated September 18, 2017, Exhibit 4.1

4-18-9	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of February 1, 2018	File No. 000-16844, Form 8-K dated February 23, 2018, Exhibit 4.1

4-18-10	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 1, 2018	File No. 000-16844, Form 8-K dated September 11, 2018, Exhibit 4.1

4-18-11	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of August 15, 2019	File No. 000-16844, Form 8-K dated September 10, 2019, Exhibit 4.1

4-18-12	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of June 1, 2020	File No. 000-16844, Form 8-K dated June 8, 2020, Exhibit 4.1

4-18-13	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of February 15, 2021	File No. 000-16844, Form 8-K dated March 8, 2021, Exhibit 4.1

Exhibit No.	Description	Location
4-18-14	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 1, 2021	File No. 000-16844, Form 8-K dated September 14, 2021, Exhibit 4.1

4-18-15	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of May 1, 2022	File No. 000-16844, Form 8-K dated May 24, 2022, Exhibit 4.1

4-18-16	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of August 1, 2022	File No. 000-16844, Form 8-K dated August 23, 2022, Exhibit 4.1

4-19	Indenture to Subordinated Debt Securities dated as of June 24, 2003 between PECO Energy Company, as Issuer, and U.S. Bank National Association, as Trustee	File No. 000-16844, Form 10-Q dated July 30, 2003, Exhibit 4.1

4-20	Preferred Securities Guarantee Agreement between PECO Energy Company, as Guarantor, and U.S. Bank National Association, as Trustee, dated as of June 24, 2003	File No. 000-16844, Form 10-Q dated July 30, 2003, Exhibit 4.2

4-21	PECO Energy Capital Trust IV Amended and Restated Declaration of Trust among PECO Energy Company, as Sponsor, U.S. Bank Trust National Association, as Delaware Trustee and Property Trustee, and J. Barry Mitchell, George R. Shicora and Charles S. Walls as Administrative Trustees dated as of June 24, 2003	File No. 000-16844, Form 10-Q dated July 30, 2003, Exhibit 4.3

4-22	Description of PECO Securities	File No. 001-16169, Form 10-K dated February 11, 2020, Exhibit 4.64

Atlantic City Electric Company

Exhibit No.	Description	Location
4-23	Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic City Electric Company and The Bank of New York Mellon (formerly Irving Trust Company), as trustee	2-66280, Registration Statement dated December 21, 1979, Exhibit 2(a)(a)

4-23-1	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of June 1, 1949	2-66280, Registration Statement dated December 21, 1979, Exhibit 2(b)(a)

4-23-2	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of March 1, 1991	Form 10-K dated March 28, 1991, Exhibit 4(d)(1)(a)

4-23-3	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of April 1, 2004	File No. 001-03559, Form 8-K dated April 6, 2004, Exhibit 4.3

4-23-4	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of March 8, 2006	File No. 001-03559, Form 8-K dated March 17, 2006, Exhibit 4

4-23-5	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of March 29, 2011	File No. 001-03559, Form 8-K dated April 1, 2011, Exhibit 4.2

4-23-6	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of August 18, 2014	File No. 001-03559, Form 8-K dated August 19, 2014, Exhibit 4.2

4-23-7	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of December 1, 2015	File No. 001-03559, Form 8-K dated December 2, 2015, Exhibit 4.2 (included as Exhibit A to Exhibit 1.1).

4-23-8	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of October 9, 2018	File No. 001-03559, Form 8-K dated October 16, 2018, Exhibit 4.1

4-23-9	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of May 2, 2019	File No. 001-03559, Form 8-K dated May 21, 2019, File No. 4.3

4-23-10	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of June 1, 2020	File No. 001-03559, Form 8-K dated June 9, 2020, Exhibit 4.2

4-23-11	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of February 15, 2021	File No. 001-03559, Form 8-K dated March 10, 2021, Exhibit 4.1

4-23-12	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of November 1, 2021	File No. 001-03559, Form 8-K dated November 16, 2021, Exhibit 4.2

4-23-13	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of February 1, 2022	File No. 001-03559, Form 8-K dated February 15, 2022, Exhibit 4.2

4-24	Pollution Control Facilities Loan Agreement, dated as of June 1, 2020, between The Pollution Control Financing Authority of Salem County and Atlantic City Electric	File No. 001-03559, Form 8-K dated June 2, 2020, Exhibit 4.1

Delmarva Power & Light Company

Exhibit No.	Description	Location
4-25	Mortgage and Deed of Trust of Delaware Power & Light Company to The Bank of New York Mellon (ultimate successor to the New York Trust Company), as trustee, dated as of October 1, 1943, and copies of the First through Sixty-Eighth Supplemental Indentures thereto	33-1763, Registration Statement dated November 27, 1985, Exhibit 4-(A)(a)

4-25-1	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of October 1, 1993	33-53855, Registration Statement dated January 30, 1995, Exhibit 4-L(a)

4-25-2	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of October 1, 1994	33-53855, Registration Statement dated January 30, 1995, Exhibit 4-N(a)

4-25-3	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of November 7, 2013	File No. 001-01405, Form 8-K dated November 8, 2013, Exhibit 4.2

4-25-4	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of June 2, 2014	File No. 001-01405, Form 8-K dated June 3, 2014, Exhibit 4.3

4-25-5	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of May 4, 2015	File No. 001-01405, Form 8-K dated May 5, 2015, Exhibit 4.2

4-25-6	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of December 5, 2016	File No. 001-01405, Form 8-K dated December 12, 2016, Exhibit 4.2

4-25-7	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of June 1, 2018	File No. 001-01405, Form 8-K dated June 21, 2018, Exhibit 4.2

4-25-8	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of May 2, 2019	File No. 001-01405, Form 8-K dated December 12, 2019, Exhibit 4.2

4-25-9	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of January 1, 2020	File No. 001-01405, Form 10-Q dated May 8, 2020, Exhibit 4.4

4-25-10	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of June 1, 2020	File No. 001-01405, Form 8-K dated June 9, 2020, Exhibit 4.4

4-25-11	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of February 15, 2021	File No. 001-01405, Form 8-K dated March 30, 2021, Exhibit 4.4

4-25-12	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of February 1, 2022	File No. 001-01405, Form 8-K dated February 15, 2022, Exhibit 4.4

Exhibit No.	Description	Location
4-25-13	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of January 1, 2022	File No. 001-01405, Form 10-Q dated May 9, 2022, Exhibit 4.1

4-26	Gas Facilities Loan Agreement, dated as of July 1, 2020, between The Delaware Economic Development Authority and Delmarva Power & Light Company	File No. 001-01405, Form 8-K dated July 1, 2020, Exhibit 4.1
Potomac Electric Power Company

Exhibit No.	Description	Location
4-27	Mortgage and Deed of Trust, dated July 1, 1936, of Potomac Electric Power Company to The Bank of New York Mellon as successor trustee, securing First Mortgage Bonds of Potomac Electric Power Company, and Supplemental Indenture dated July 1, 1936	File No. 2-2232, Registration Statement dated June 19, 1936, Exhibit B-4(a)

4-27-1	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of December 10, 1939	8-K dated January 3, 1940, Exhibit B(a)

4-27-2	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 16, 2004	File No. 001-01072, Form 8-K dated March 23, 2004, Exhibit 4.3

4-27-3	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of May 24, 2005	File No. 001-01072, Form 8-K dated May 26, 2005, Exhibit 4.2

4-27-4	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of November 13, 2007	File No. 001-01072, Form 8-K dated November 15, 2007, Exhibit 4.2

4-27-5	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 24, 2008	File No. 001-01072, Form 8-K dated March 28, 2008, Exhibit 4.1

4-27-6	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of December 3, 2008	File No. 001-01072, Form 8-K dated December 8, 2008, Exhibit 4.2

4-27-7	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 28, 2012	File No. 001-01072, Form 8-K dated March 29, 2012, Exhibit 4.2

4-27-8	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 11, 2013	File No. 001-01072, Form 8-K dated March 12, 2013, Exhibit 4.2

4-27-9	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of November 14, 2013	File No. 001-01072, Form 8-K dated November 15, 2013, Exhibit 4.2

4-27-10	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 11, 2014	File No. 001-01072, Form 8-K dated March 12, 2014, Exhibit 4.2

Exhibit No.	Description	Location
4-27-11	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 9, 2015	File No. 001-01072, Form 8-K dated March 10, 2015, Exhibit 4.3

4-27-12	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of May 15, 2017	File No. 001-01072, Form 8-K dated May 22, 2017, Exhibit 4.2

4-27-13	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of June 1, 2018	File No. 001-01072, Form 8-K dated June 21, 2018, Exhibit 4.2

4-27-14	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of May 2, 2019	File No. 001-01072, Form 8-K dated June 13, 2019, Exhibit 4.2

4-27-15	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of February 12, 2020	File No. 001-01072, Form 8-K dated February 25, 2020, Exhibit 4.2

4-27-16	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of February 15, 2021	File No. 001-01072, Form 8-K dated March 30, 2021, Exhibit 4.4

4-27-17	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 1, 2022	File No. 001-01072, Form 8-K dated March 24, 2022, Exhibit 4.2

4-28	Exempt Facilities Loan Agreement dated as of June 1, 2019 between the Maryland Economic Development Corporation and Potomac Electric Power Company	File No. 001-01072, Form 8-K dated June 27, 2019, Exhibit 4.1
(10) Material Contracts
Exelon Corporation

Exhibit No.	Description	Location
10-1	Transition Services Agreement, dated January 31, 2022, between Exelon Corporation and Constellation Energy Corporation	File No. 001-16169, Form 8K dated February 2, 2022, Exhibit 10.1

10-2	Tax Matters Agreement, dated January 31, 2022, between Exelon Corporation and Constellation Energy Corporation	File No. 001-16169, Form 8K dated February 2, 2022, Exhibit 10.2

10-3	Employee Matters Agreement, dated January 31, 2022, between Exelon Corporation and Constellation Energy Corporation	File No. 001-16169, Form 8K dated February 2, 2022, Exhibit 10.3

10-4	Credit Agreement for $900,000,000 dated February 1, 2022, between Exelon Corporation and various financial institutions	File No. 001-16169, Form 10-K dated February 25, 2022, Exhibit 10.40

10-5	Exelon Corporation Non-Employee Directors’ Deferred Stock Unit Plan (As Amended and Restated Effective April 28, 2020)	File No. 001-16169, Form 10-Q dated August 4, 2020, Exhibit 10.1

Exhibit No.	Description	Location
10-6	Form of Exelon Corporation Unfunded Deferred Compensation Plan for Directors (as amended and restated Effective March 12, 2012) *	File No. 001-16169, Form 10-K dated February 13, 2015, Exhibit 10.3

10-7	Exelon Corporation Supplemental Management Retirement Plan (As Amended and Restated Effective January 1, 2009) *	File No. 001-16169, Form 10-K dated February 6, 2009, Exhibit 10.19

10-8	Exelon Corporation Annual Incentive Plan for Senior Executives (As Amended Effective January 1, 2014) *	File No. 001-16169, Proxy Statement dated April 1, 2014, Appendix A

10-9	Exelon Corporation Employee Stock Purchase Plan, as amended and restated effective September 25, 2019	File No. 001-16169, Form 10-Q dated October 31, 2019, Exhibit 10.3

10-10	Exelon Corporation Employee Stock Purchase Plan for Unincorporated Subsidiaries, as amended and restated effective September 25, 2019	File No. 001-16169, Form 10-Q dated October 31, 2019, Exhibit 10.4

10-11	Exelon Corporation 2020 Long-Term Incentive Plan (Effective April 28, 2020)	File No. 001-16169, Proxy Statement dated March 18, 2020, Appendix A

10-12	Exelon Corporation 2020 Long-Term Incentive Plan Prospectus, dated May 27, 2020	File No. 001-16169, Form 10-Q dated August 4, 2020, Exhibit 10.3

10-13	Form of Restricted Stock Unit Award Notice and Agreement under the Exelon Corporation 2020 Long-Term Incentive Plan	File No. 001-16169, Form 10-Q dated August 4, 2020, Exhibit 10.4

10-14	Form of Performance Share Award Notice and Agreement under the Exelon Corporation 2020 Long-Term Incentive Plan	File No. 001-16169, Form 10-Q dated August 4, 2020, Exhibit 10.5

10-15	Exelon Corporation Senior Management Severance Plan	File No. 001-16169, Form 10-K dated February 11, 2020, Exhibit 10.13

10-16	Form of Separation Agreement under Exelon Corporation Senior Management Severance Plan (As Amended and Restated Effective January 1, 2020)	File No. 001-16169, Form 10-K dated February 11, 2020, Exhibit 10.21

10-17	Exelon Corporation Executive Death Benefits Plan dated as of January 1, 2003 *	File No. 001-16169, Form 10-K dated February 13, 2007, Exhibit 10.52

10-17-1	First Amendment to Exelon Corporation Executive Death Benefits Plan, Effective January 1, 2006 *	File No. 001-16169, Form 10-K dated February 13, 2007, Exhibit 10.53

Exhibit No.	Description	Location
10-18	Exelon Corporation Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005)	File No. 001-16169, Form 10-K dated February 13, 2007, Exhibit 10.56

10-19	Exelon Corporation Stock Deferral Plan (As Amended and Restated Effective September 25, 2019)	File No. 001-16169, Form 10-Q dated October 31, 2019, Exhibit 10.5

10-20	Form of Exelon Corporation Change in Control Agreement	File No. 001-16169, Form 10-Q dated October 26, 2016, Exhibit 10.1

10-21	Letter Agreement, dated June 4, 2020, between Exelon Corporation and William A. Von Hoene, Jr.	File No. 001-16169, Form 10-K dated February 24, 2021, Exhibit 10.74
Commonwealth Edison Company

Exhibit No.	Description	Location
10-22	Deferred Prosecution Agreement, dated July 17, 2020, between Commonwealth Edison Company and the U.S. Department of Justice and the U.S. Attorney for the Northern District of Illinois	File No. 001-01839, Form 8-K dated July 17, 2020, Exhibit 10.1

10-23	Credit Agreement for $1,000,000,000 dated February 1, 2022, between Commonwealth Edison Company and various financial institutions	File No. 001-01839, Form 10-K dated February 25, 2022, Exhibit 10.42
Baltimore Gas and Electric Company

Exhibit No.	Description	Location
10-24	Credit Agreement for $600,000,000 dated February 1, 2022, between Baltimore Gas and Electric Company and various financial institutions	File No. 001-01910, Form 10-K dated February 25, 2022, Exhibit 10.41
PECO Energy Company

Exhibit No.	Description	Location
10-25	PECO Energy Company Supplemental Pension Benefit Plan (As Amended and Restated Effective January 1, 2009)	File No. 000-16844, Form 10-K dated February 6, 2009, Exhibit 10.20

10-26	Credit Agreement for $600,000,000 dated February 1, 2022, between PECO Energy Company and various financial institutions	File No. 000-16844, Form 10-K dated February 25, 2022, Exhibit 10.43

Atlantic City Electric Company, Potomac Electric Power Company, Delmarva Power & Light Company

Exhibit No.	Description	Location
10-27	Bond Purchase Agreement, dated December 1, 2015, among Atlantic City Electric Company and the purchasers signatory thereto	File No. 001-03559, Form 8-K dated December 2, 2015, Exhibit 1.1

10-28	Credit Agreement for $900,000,000 dated February 1, 2022, between Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company and various financial institutions	File Nos. 001-010172, 001-01405, 001-03559, Form 10-K dated February 25, 2022, Exhibit 10.44

(14) Code of Ethics
Exelon Corporation

Exhibit No.	Description	Location
14-1	Exelon Code of Conduct, as amended June 20, 2022	File No. 001-16169, Form 10-Q dated August 3, 2022, Exhibit 14

Exhibit No.	Description
Subsidiaries

21-1	Exelon Corporation

21-2	Commonwealth Edison Company

21-3	PECO Energy Company

21-4	Baltimore Gas and Electric Company

21-5	Pepco Holdings LLC

21-6	Potomac Electric Power Company

21-7	Delmarva Power & Light Company

21-8	Atlantic City Electric Company

Consent of Independent Registered Public Accountants

23-1	Exelon Corporation

23-2	Commonwealth Edison Company

23-3	PECO Energy Company

23-4	Baltimore Gas and Electric Company

23-5	Potomac Electric Power Company

23-6	Delmarva Power & Light Company

23-7	Atlantic City Electric Company

Power of Attorney (Exelon Corporation)

24-1	Anthony K. Anderson

24-2	Ann C. Berzin

24-3	Calvin G. Butler, Jr.

Exhibit No.	Description
24-4	W. Paul Bowers

24-5	Marjorie Rodgers Cheshire

24-6	Carlos Gutierrez

24-7	Linda P. Jojo

24-8	Paul Joskow

24-9	John F. Young

Power of Attorney (Commonwealth Edison Company)

24-10	Calvin G. Butler, Jr.

24-11	Ricardo Estrada

24-12	Zaldwaynaka Scott

24-13	Smita Shah

24-14	Gil C. Quiniones

Power of Attorney (PECO Energy Company)

24-15	Nicholas Bertram

24-16	Calvin G. Butler, Jr.

24-17	Nelson A. Diaz

24-18	John S. Grady

24-19	Michael A. Innocenzo

24-20	Charisse R. Lillie

24-21	Sharmaine Matlock-Turner

24-22	Michael Nutter

Power of Attorney (Baltimore Gas and Electric Company)

24-23	Calvin G. Butler, Jr.

24-24	James R. Curtiss

24-25	Carim V. Khouzami

24-26	Keith Lee

24-27	Rachel Garbow Monroe

24-28	Byron Marchant

24-29	Tim Regan

24-30	Amy Seto

24-31	Maria Harris Tildon

Power of Attorney (Pepco Holdings LLC)

24-32	Antoine Allen

24-33	J. Tyler Anthony

Exhibit No.	Description
24-34	Charlene Dukes

24-35	Calvin G. Butler, Jr.

24-36	Debra P. DiLorenzo

24-37	Benjamin Wu

24-38	Linda W. Cropp

Power of Attorney (Potomac Electric Power Company)

24-39	J. Tyler Anthony

24-40	Phillip S. Barnett

24-41	Calvin G. Butler, Jr.

24-42	Rodney Oddoye

24-43	Elizabeth O'Donnell

24-44	Tamla Olivier

24-45	Anne Bancroft

Power of Attorney (Delmarva Power & Light Company)

24-46	J. Tyler Anthony

24-47	Calvin G. Butler, Jr.

Power of Attorney (Atlantic City Electric Company)

24-48	J. Tyler Anthony

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2022 filed by the following officers for the following registrants:

Exhibit No.	Description
31-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

31-2	Filed by Jeanne M. Jones for Exelon Corporation

31-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

31-4	Filed by Elisabeth J. Graham for Commonwealth Edison Company

31-5	Filed by Michael A. Innocenzo for PECO Energy Company

31-6	Filed by Marissa Humphrey for PECO Energy Company

31-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

31-8	Filed by David M. Vahos for Baltimore Gas and Electric Company

31-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

31-10	Filed by Phillip S. Barnett for Pepco Holdings LLC

31-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

31-12	Filed by Phillip S. Barnett for Potomac Electric Power Company

31-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

Exhibit No.	Description

31-14	Filed by Phillip S. Barnett for Delmarva Power & Light Company

31-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

31-16	Filed by Phillip S. Barnett for Atlantic City Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Annual Report on Form 10-K for the year ended December 31, 2022 filed by the following officers for the following registrants:

Exhibit No.	Description
32-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

32-2	Filed by Jeanne M. Jones for Exelon Corporation

32-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

32-4	Filed by Elisabeth J. Graham for Commonwealth Edison Company

32-5	Filed by Michael A. Innocenzo for PECO Energy Company

32-6	Filed by Marissa Humphrey for PECO Energy Company

32-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

32-8	Filed by David M. Vahos for Baltimore Gas and Electric Company

32-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

32-10	Filed by Phillip S. Barnett for Pepco Holdings LLC

32-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

32-12	Filed by Phillip S. Barnett for Potomac Electric Power Company

32-13	Filed by J.Tyler Anthony for Delmarva Power & Light Company

32-14	Filed by Phillip S. Barnett for Delmarva Power & Light Company

32-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

32-16	Filed by Phillip S. Barnett for Atlantic City Electric Company

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 14th day of February, 2023.

EXELON CORPORATION

By:	/s/ CALVIN G. BUTLER, JR.
Name:	Calvin G. Butler, Jr.
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February, 2023.

Signature	Title

/s/ CALVIN G. BUTLER, JR.	President, Chief Executive Officer (Principal Executive Officer) and Director
Calvin G. Butler, Jr.

/s/ JEANNE M. JONES	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Jeanne M. Jones

/s/ JOSEPH R. TRPIK	Senior Vice President and Corporate Controller (Principal Accounting Officer)
Joseph R. Trpik

This annual report has also been signed below by Gayle E. Littleton, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Anthony K. Anderson	Linda P. Jojo
Ann C. Berzin	Paul Joskow
W. Paul Bowers	John F. Young
Marjorie Rodgers Cheshire
Carlos Gutierrez

By:	/s/ GAYLE E. LITTLETON	February 14, 2023
Name:	Gayle E. Littleton

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 14th day of February, 2023.

COMMONWEALTH EDISON COMPANY

By:	/s/ GIL C. QUINIONES
Name:	Gil C. Quiniones
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February, 2023.

Signature	Title

/s/ GIL C. QUINIONES	Chief Executive Officer (Principal Executive Officer) and Director
Gil C. Quiniones

/s/ ELISABETH J. GRAHAM	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Elisabeth J. Graham

/s/ STEVEN J. CICHOCKI	Director, Accounting (Principal Accounting Officer)
Steven J. Cichocki

This annual report has also been signed below by Gil C. Quiniones, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Calvin G. Butler, Jr.	Zaldwaynaka Scott
Ricardo Estrada	Smita Shah

By:	/s/ GIL C. QUINIONES	February 14, 2023
Name:	Gil C. Quiniones

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 14th day of February, 2023.

PECO ENERGY COMPANY

By:	/s/ MICHAEL A. INNOCENZO
Name:	Michael A. Innocenzo
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February, 2023.

Signature	Title

/s/ MICHAEL A. INNOCENZO	President, Chief Executive Officer (Principal Executive Officer) and Director
Michael A. Innocenzo

/s/ MARISSA HUMPHREY	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Marissa Humphrey

/s/ CAROLINE FULGINITI	Director, Accounting (Principal Accounting Officer)
Caroline Fulginiti

This annual report has also been signed below by Michael A. Innocenzo, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Nicholas Bertram	Charisse R. Lillie
Calvin G. Butler, Jr.	Sharmaine Matlock-Turner
Nelson A. Diaz	Michael Nutter
John S. Grady

By:	/s/ MICHAEL A. INNOCENZO	February 14, 2023
Name:	Michael A. Innocenzo

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 14th day of February, 2023.

BALTIMORE GAS AND ELECTRIC COMPANY

By:	/s/ CARIM V. KHOUZAMI
Name:	Carim V. Khouzami
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February, 2023.

Signature	Title

/s/ CARIM V. KHOUZAMI	President, Chief Executive Officer (Principal Executive Officer) and Director
Carim V. Khouzami

/s/ DAVID M. VAHOS	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
David M. Vahos

/s/ JASON T. JONES	Director, Accounting (Principal Accounting Officer)
Jason T. Jones

This annual report has also been signed below by Carim V. Khouzami, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Calvin G. Butler, Jr.	Byron Marchant
James R. Curtiss	Tim Regan
Keith Lee	Amy Seto
Rachel Garbow Monroe	Maria Harris Tildon

By:	/s/ CARIM V. KHOUZAMI	February 14, 2023
Name:	Carim V. Khouzami

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 14th day of February, 2023.

PEPCO HOLDINGS LLC

By:	/s/ J. TYLER ANTHONY
Name:	J. Tyler Anthony
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February, 2023.

Signature	Title

/s/ J. TYLER ANTHONY	President, Chief Executive Officer (Principal Executive Officer) and Director
J. Tyler Anthony

/s/ PHILLIP S. BARNETT	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Phillip S. Barnett

/s/ JULIE E. GIESE	Director, Accounting (Principal Accounting Officer)
Julie E. Giese

This annual report has also been signed below by J. Tyler Anthony, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Antoine Allen	Benjamin Wu
Charlene Dukes	Linda W. Cropp
Calvin G. Butler, Jr.
Debra P. DiLorenzo

By:	/s/ J. TYLER ANTHONY	February 14, 2023
Name:	J. Tyler Anthony

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 14th day of February, 2023.

POTOMAC ELECTRIC POWER COMPANY

By:	/s/ J. TYLER ANTHONY
Name:	J. Tyler Anthony
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February, 2023.

Signature	Title

/s/ J. TYLER ANTHONY	President, Chief Executive Officer (Principal Executive Officer) and Director
J. Tyler Anthony

/s/ PHILLIP S. BARNETT	Senior Vice President, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director
Phillip S. Barnett

/s/ JULIE E. GIESE	Director, Accounting (Principal Accounting Officer)
Julie E. Giese

This annual report has also been signed below by J. Tyler Anthony, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Calvin G. Butler, Jr.	Tamla Olivier
Rodney Oddoye	Anne Bancroft
Elizabeth O'Donnell

By:	/s/ J. TYLER ANTHONY	February 14, 2023
Name:	J. Tyler Anthony

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 14th day of February, 2023.

DELMARVA POWER & LIGHT COMPANY

By:	/s/ J. TYLER ANTHONY
Name:	J. Tyler Anthony
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February, 2023.

Signature	Title

/s/ J. TYLER ANTHONY	President, Chief Executive Officer (Principal Executive Officer) and Director
J. Tyler Anthony

/s/ PHILLIP S. BARNETT	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Phillip S. Barnett

/s/ JULIE E. GIESE	Director, Accounting (Principal Accounting Officer)
Julie E. Giese

This annual report has also been signed below by J. Tyler Anthony, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Calvin G. Butler, Jr.

By:	/s/ J. TYLER ANTHONY	February 14, 2023
Name:	J. Tyler Anthony

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 14th day of February, 2023.

ATLANTIC CITY ELECTRIC COMPANY

By:	/s/ J. TYLER ANTHONY
Name:	J. Tyler Anthony
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February, 2023.

Signature	Title

/s/ J. TYLER ANTHONY	President, Chief Executive Officer (Principal Executive Officer) and Director
J. Tyler Anthony

/s/ PHILLIP S. BARNETT	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Phillip S. Barnett

/s/ JULIE E. GIESE	Director, Accounting (Principal Accounting Officer)
Julie E. Giese