Form 10-Q
period 2023-03-31
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2023-05-03
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of March 31, 2023 was:

Exelon Corporation Common Stock, without par value	994,568,998
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,394
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2022 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2022 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AECs	Alternative Energy Credits that are issued for each megawatt hour of generation from a qualified alternative energy source
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
CMC	Carbon Mitigation Credit
CODMs	Chief Operating Decision Maker(s)
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DPP	Deferred Purchase Price
DSIC	Distribution System Improvement Charge
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERP	Enterprise Resource Program
ETAC	Energy Transition Assistance Charge
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
IIJA	Infrastructure Investment and Jobs Act
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
mmcf	Million Cubic Feet
MMG	Middle Mile Grant
MRP	Multi-Year Rate Plan
MWh	Megawatt hour
N/A	Not applicable
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NJBPU	New Jersey Board of Public Utilities
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PP&E	Property, plant, and equipment
PRPs	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable Energy Portfolio Standards
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
STRIDE	Maryland Strategic Infrastructure Development and Enhancement Program
TCJA	Tax Cuts and Jobs Act
ZEC	Zero Emission Credit or Zero Emission Certificate

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
The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, as well as the items discussed in (1) the 2022 Form 10-K in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 18, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 12, Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Operating revenues
Electric operating revenues	$4,462	$4,481
Natural gas operating revenues	822	817
Revenues from alternative revenue programs	279	29
Total operating revenues	5,563	5,327
Operating expenses
Purchased power	1,733	1,581
Purchased fuel	358	338
Purchased power and fuel from affiliates	—	159
Operating and maintenance	1,151	1,178
Depreciation and amortization	860	817
Taxes other than income taxes	355	354
Total operating expenses	4,457	4,427
Operating income	1,106	900
Other income and (deductions)
Interest expense, net	(406)	(332)
Interest expense to affiliates	(6)	(6)
Other, net	109	137
Total other income and (deductions)	(303)	(201)
Income from continuing operations before income taxes	803	699
Income taxes	134	218
Net income from continuing operations after income taxes	669	481
Net income from discontinued operations after income taxes (Note 2)	—	117
Net income	669	598
Net income attributable to noncontrolling interests	—	1
Net income attributable to common shareholders	$669	$597

Amounts attributable to common shareholders:
Net income from continuing operations	669	481
Net income from discontinued operations	—	116
Net income attributable to common shareholders	$669	$597

Comprehensive income, net of income taxes
Net income	$669	$598
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial loss reclassified to periodic benefit cost	3	14
Pension and non-pension postretirement benefit plan valuation adjustment	(10)	—
Unrealized gain on cash flow hedges	6	—
Other comprehensive (loss) income	(1)	14
Comprehensive income	668	612
Comprehensive income attributable to noncontrolling interests	—	1
Comprehensive income attributable to common shareholders	$668	$611

Average shares of common stock outstanding:
Basic	995	981
Assumed exercise and/or distributions of stock-based awards	1	—
Diluted	996	981

Earnings per average common share from continuing operations
Basic	$0.67	$0.49
Diluted	$0.67	$0.49

Earnings per average common share from discontinued operations
Basic	$—	$0.12
Diluted	$—	$0.12

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$669	$598
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	860	1,024
Gain on sales of assets and businesses	—	(10)
Deferred income taxes and amortization of investment tax credits	113	110
Net fair value changes related to derivatives	—	(59)
Net realized and unrealized losses on NDT funds	—	205
Net unrealized losses on equity investments	—	16
Other non-cash operating activities	(138)	232
Changes in assets and liabilities:
Accounts receivable	106	(711)
Inventories	102	125
Accounts payable and accrued expenses	(482)	291
Option premiums paid, net	—	(39)
Collateral (paid) received, net	(214)	1,142
Income taxes	23	77
Regulatory assets and liabilities, net	(324)	(31)
Pension and non-pension postretirement benefit contributions	(44)	(574)
Other assets and liabilities	(187)	(614)
Net cash flows provided by operating activities	484	1,782
Cash flows from investing activities
Capital expenditures	(1,881)	(1,922)
Proceeds from NDT fund sales	—	488
Investment in NDT funds	—	(516)
Collection of DPP	—	169
Proceeds from sales of assets and businesses	—	16
Other investing activities	10	(54)
Net cash flows used in investing activities	(1,871)	(1,819)
Cash flows from financing activities
Changes in short-term borrowings	(1,130)	(700)
Proceeds from short-term borrowings with maturities greater than 90 days	—	1,150
Repayments on short-term borrowings with maturities greater than 90 days	(150)	(350)
Issuance of long-term debt	3,925	4,301
Retirement of long-term debt	(857)	(6)
Dividends paid on common stock	(358)	(332)
Proceeds from employee stock plans	10	9
Transfer of cash, restricted cash, and cash equivalents to Constellation	—	(2,594)
Other financing activities	(60)	(62)
Net cash flows provided by financing activities	1,380	1,416
(Decrease) increase in cash, restricted cash, and cash equivalents	(7)	1,379
Cash, restricted cash, and cash equivalents at beginning of period	1,090	1,619
Cash, restricted cash, and cash equivalents at end of period	$1,083	$2,998

Supplemental cash flow information
Decrease in capital expenditures not paid	$(201)	$(322)
Increase in DPP	—	348
Decrease in PP&E related to ARO update	—	(335)
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$522	$407
Restricted cash and cash equivalents	381	566
Accounts receivable
Customer accounts receivable	2,493	2,544
Customer allowance for credit losses	(389)	(327)
Customer accounts receivable, net	2,104	2,217
Other accounts receivable	1,346	1,426
Other allowance for credit losses	(91)	(82)
Other accounts receivable, net	1,255	1,344
Inventories, net
Fossil fuel	70	208
Materials and supplies	582	547
Regulatory assets	2,386	1,641
Other	477	406
Total current assets	7,777	7,336
Property, plant, and equipment (net of accumulated depreciation and amortization of $16,384 and $15,930 as of March 31, 2023 and December 31, 2022, respectively)	70,117	69,076
Deferred debits and other assets
Regulatory assets	7,878	8,037
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	3,069	2,897
Investments	234	232
Other	1,220	1,141
Total deferred debits and other assets	19,031	18,937
Total assets	$96,925	$95,349
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,306	$2,586
Long-term debt due within one year	1,356	1,802
Accounts payable	2,762	3,382
Accrued expenses	1,183	1,226
Payables to affiliates	5	5
Regulatory liabilities	472	437
Mark-to-market derivative liabilities	23	8
Unamortized energy contract liabilities	9	10
Other	976	1,155
Total current liabilities	8,092	10,611
Long-term debt	38,732	35,272
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	11,483	11,250
Regulatory liabilities	9,307	9,112
Pension obligations	1,101	1,109
Non-pension postretirement benefit obligations	506	507
Asset retirement obligations	270	269
Mark-to-market derivative liabilities	77	83
Unamortized energy contract liabilities	32	35
Other	1,869	1,967
Total deferred credits and other liabilities	24,645	24,332
Total liabilities	71,859	70,605
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 994 shares outstanding as of March 31, 2023 and December 31, 2022)	20,921	20,908
Treasury stock, at cost (2 shares as of March 31, 2023 and December 31, 2022)	(123)	(123)
Retained earnings	4,907	4,597
Accumulated other comprehensive loss, net	(639)	(638)
Total shareholders’ equity	25,066	24,744
Total liabilities and shareholders’ equity	$96,925	$95,349

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2022	995,830	$20,908	$(123)	$4,597	$(638)	$—	$24,744
Net income	—	—	—	669	—	—	669
Long-term incentive plan activity	306	1	—	—	—	—	1
Employee stock purchase plan issuances	266	12	—	—	—	—	12
Common stock dividends ($0.36/common share)	—	—	—	(359)		—	(359)
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	—	(1)
Balance, March 31, 2023	996,402	$20,921	$(123)	$4,907	$(639)	$—	$25,066

	Three Months Ended March 31, 2022
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2021	981,291	$20,324	$(123)	$16,942	$(2,750)	$402	$34,795
Net income	—	—	—	597	—	1	598
Long-term incentive plan activity	540	(13)	—	—	—	—	(13)
Employee stock purchase plan issuances	211	9	—	—	—	—	9
Changes in equity of noncontrolling interests	—	—	—	—	—	(7)	(7)
Distribution of Constellation (Note 2)	—	(21)	—	(13,179)	2,023	(396)	(11,573)
Common stock dividends ($0.34/common share)	—	—	—	(332)	—	—	(332)
Other comprehensive income, net of income taxes	—	—	—	—	14	—	14
Balance, March 31, 2022	982,042	$20,299	$(123)	$4,028	$(713)	$—	$23,491

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating revenues
Electric operating revenues	$1,511	$1,688
Revenues from alternative revenue programs	153	40
Operating revenues from affiliates	3	6
Total operating revenues	1,667	1,734
Operating expenses
Purchased power	488	579
Purchased power from affiliate	—	59
Operating and maintenance	254	266
Operating and maintenance from affiliates	83	85
Depreciation and amortization	338	321
Taxes other than income taxes	93	96
Total operating expenses	1,256	1,406
Operating income	411	328
Other income and (deductions)
Interest expense, net	(114)	(97)
Interest expense to affiliates	(3)	(3)
Other, net	18	12
Total other income and (deductions)	(99)	(88)
Income before income taxes	312	240
Income taxes	71	52
Net income	$241	$188
Comprehensive income	$241	$188

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$241	$188
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	338	321
Deferred income taxes and amortization of investment tax credits	55	54
Other non-cash operating activities	(153)	(9)
Changes in assets and liabilities:
Accounts receivable	96	(45)
Receivables from and payables to affiliates, net	10	(42)
Inventories	(21)	3
Accounts payable and accrued expenses	(306)	(154)
Collateral (paid) received, net	(4)	43
Income taxes	15	(2)
Regulatory assets and liabilities, net	(338)	(8)
Pension and non-pension postretirement benefit contributions	(23)	(176)
Other assets and liabilities	(22)	(29)
Net cash flows (used in) provided by operating activities	(112)	144
Cash flows from investing activities
Capital expenditures	(617)	(617)
Other investing activities	1	7
Net cash flows used in investing activities	(616)	(610)
Cash flows from financing activities
Changes in short-term borrowings	(18)	—
Repayments on short-term borrowings with maturities greater than 90 days	(150)	—
Issuance of long-term debt	975	750
Dividends paid on common stock	(187)	(144)
Contributions from parent	186	167
Other financing activities	(11)	(10)
Net cash flows provided by financing activities	795	763
Increase in cash, restricted cash, and cash equivalents	67	297
Cash, restricted cash, and cash equivalents at beginning of period	511	384
Cash, restricted cash, and cash equivalents at end of period	$578	$681

Supplemental cash flow information
Decrease in capital expenditures not paid	$(35)	$(50)
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$75	$67
Restricted cash and cash equivalents	323	327
Accounts receivable
Customer accounts receivable	674	558
Customer allowance for credit losses	(74)	(59)
Customer accounts receivable, net	600	499
Other accounts receivable	233	441
Other allowance for credit losses	(18)	(17)
Other accounts receivable, net	215	424
Receivables from affiliates	3	3
Inventories, net	216	196
Regulatory assets	1,472	775
Other	102	92
Total current assets	3,006	2,383
Property, plant, and equipment (net of accumulated depreciation and amortization of $6,838 and $6,673 as of March 31, 2023 and December 31, 2022, respectively)	27,858	27,513
Deferred debits and other assets
Regulatory assets	2,517	2,667
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	2,804	2,660
Investments	6	6
Prepaid pension asset	1,225	1,206
Other	679	601
Total deferred debits and other assets	9,856	9,765
Total assets	$40,720	$39,661
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$409	$577
Accounts payable	801	1,010
Accrued expenses	305	415
Payables to affiliates	84	74
Customer deposits	109	108
Regulatory liabilities	233	226
Mark-to-market derivative liabilities	22	5
Other	189	191
Total current liabilities	2,152	2,606
Long-term debt	11,480	10,518
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,100	5,021
Regulatory liabilities	7,143	6,913
Asset retirement obligations	149	148
Non-pension postretirement benefits obligations	167	165
Mark-to-market derivative liabilities	76	79
Other	644	642
Total deferred credits and other liabilities	13,279	12,968
Total liabilities	27,116	26,297
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	9,932	9,746
Retained earnings	2,084	2,030
Total shareholders’ equity	13,604	13,364
Total liabilities and shareholders’ equity	$40,720	$39,661

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2022	$1,588	$9,746	$2,030	$13,364
Net income	—	—	241	241
Common stock dividends	—	—	(187)	(187)
Contributions from parent	—	186	—	186
Balance, March 31, 2023	$1,588	$9,932	$2,084	$13,604

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2021	$1,588	$9,076	$1,691	$12,355
Net income	—	—	188	188
Common stock dividends	—	—	(144)	(144)
Contributions from parent	—	167	—	167
Balance, March 31, 2022	$1,588	$9,243	$1,735	$12,566
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating revenues
Electric operating revenues	$798	$734
Natural gas operating revenues	316	306
Revenues from alternative revenue programs	(4)	6
Operating revenues from affiliates	2	1
Total operating revenues	1,112	1,047
Operating expenses
Purchased power	330	229
Purchased fuel	154	145
Purchased power from affiliate	—	33
Operating and maintenance	219	196
Operating and maintenance from affiliates	51	51
Depreciation and amortization	98	92
Taxes other than income taxes	50	47
Total operating expenses	902	793
Operating income	210	254
Other income and (deductions)
Interest expense, net	(45)	(38)
Interest expense to affiliates	(3)	(3)
Other, net	8	7
Total other income and (deductions)	(40)	(34)
Income before income taxes	170	220
Income taxes	4	14
Net income	$166	$206
Comprehensive income	$166	$206
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$166	$206
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	98	92
Deferred income taxes and amortization of investment tax credits	(16)	14
Other non-cash operating activities	32	15
Changes in assets and liabilities:
Accounts receivable	36	(40)
Receivables from and payables to affiliates, net	8	(31)
Inventories	60	27
Accounts payable and accrued expenses	(176)	(24)
Income taxes	20	—
Regulatory assets and liabilities, net	15	(4)
Pension and non-pension postretirement benefit contributions	—	(12)
Other assets and liabilities	(75)	(102)
Net cash flows provided by operating activities	168	141
Cash flows from investing activities
Capital expenditures	(335)	(344)
Other investing activities	—	2
Net cash flows used in investing activities	(335)	(342)
Cash flows from financing activities
Changes in short-term borrowings	(94)	—
Changes in Exelon intercompany money pool	—	65
Dividends paid on common stock	(101)	(100)
Contributions from parent	330	227
Other financing activities	—	(1)
Net cash flows provided by financing activities	135	191
Decrease in cash, restricted cash, and cash equivalents	(32)	(10)
Cash, restricted cash, and cash equivalents at beginning of period	68	44
Cash, restricted cash, and cash equivalents at end of period	$36	$34

Supplemental cash flow information
Decrease in capital expenditures not paid	$(9)	$(41)
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$27	$59
Restricted cash and cash equivalents	9	9
Accounts receivable
Customer accounts receivable	588	635
Customer allowance for credit losses	(130)	(105)
Customer accounts receivable, net	458	530
Other accounts receivable	147	153
Other allowance for credit losses	(11)	(9)
Other accounts receivable, net	136	144
Receivables from affiliates	2	4
Inventories, net
Fossil fuel	41	99
Materials and supplies	50	52
Prepaid utility taxes	100	—
Regulatory assets	83	80
Other	43	38
Total current assets	949	1,015
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,135 and $4,078 as of March 31, 2023 and December 31, 2022, respectively)	12,359	12,125
Deferred debits and other assets
Regulatory assets	693	652
Receivable related to Regulatory Agreement Units	265	237
Investments	31	30
Prepaid pension asset	417	413
Other	24	30
Total deferred debits and other assets	1,430	1,362
Total assets	$14,738	$14,502
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$145	$239
Long-term debt due within one year	50	50
Accounts payable	543	668
Accrued expenses	95	142
Payables to affiliates	48	42
Customer deposits	66	63
Regulatory liabilities	95	75
Other	50	32
Total current liabilities	1,092	1,311
Long-term debt	4,563	4,562
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,245	2,213
Regulatory liabilities	295	270
Asset retirement obligations	28	28
Non-pension postretirement benefits obligations	286	286
Other	87	85
Total deferred credits and other liabilities	2,941	2,882
Total liabilities	8,780	8,939
Commitments and contingencies
Shareholder’s equity
Common stock	4,032	3,702
Retained earnings	1,926	1,861
Total shareholder’s equity	5,958	5,563
Total liabilities and shareholder's equity	$14,738	$14,502
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2022	$3,702	$1,861	$5,563
Net income	—	166	166
Common stock dividends	—	(101)	(101)
Contributions from parent	330	—	330
Balance, March 31, 2023	$4,032	$1,926	$5,958

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$3,428	$1,684	$5,112
Net income	—	206	206
Common stock dividends	—	(100)	(100)
Contributions from parent	227	—	227
Balance, March 31, 2022	$3,655	$1,790	$5,445
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating revenues
Electric operating revenues	$780	$735
Natural gas operating revenues	409	424
Revenues from alternative revenue programs	65	(12)
Operating revenues from affiliates	3	7
Total operating revenues	1,257	1,154
Operating expenses
Purchased power	343	285
Purchased fuel	149	151
Purchased power from affiliate	—	18
Operating and maintenance	168	167
Operating and maintenance from affiliates	54	51
Depreciation and amortization	167	171
Taxes other than income taxes	83	76
Total operating expenses	964	919
Operating income	293	235
Other income and (deductions)
Interest expense, net	(44)	(35)
Other, net	3	7
Total other income and (deductions)	(41)	(28)
Income before income taxes	252	207
Income taxes	52	9
Net income	$200	$198
Comprehensive income	$200	$198
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$200	$198
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	167	171
Deferred income taxes and amortization of investment tax credits	24	5
Other non-cash operating activities	(32)	44
Changes in assets and liabilities:
Accounts receivable	43	(80)
Receivables from and payables to affiliates, net	(3)	(2)
Inventories	62	32
Accounts payable and accrued expenses	(96)	(30)
Collateral (paid) received, net	(22)	30
Income taxes	29	4
Regulatory assets and liabilities, net	(31)	(8)
Pension and non-pension postretirement benefit contributions	(8)	(56)
Other assets and liabilities	(24)	(31)
Net cash flows provided by operating activities	309	277
Cash flows from investing activities
Capital expenditures	(350)	(303)
Other investing activities	3	3
Net cash flows used in investing activities	(347)	(300)
Cash flows from financing activities
Changes in short-term borrowings	(165)	120
Dividends paid on common stock	(80)	(76)
Contributions from parent	237	—
Other financing activities	—	(1)
Net cash flows (used in) provided by financing activities	(8)	43
(Decrease) increase in cash, restricted cash, and cash equivalents	(46)	20
Cash, restricted cash, and cash equivalents at beginning of period	67	55
Cash, restricted cash, and cash equivalents at end of period	$21	$75

Supplemental cash flow information
Decrease in capital expenditures not paid	$(70)	$(32)
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$20	$43
Restricted cash and cash equivalents	1	24
Accounts receivable
Customer accounts receivable	581	617
Customer allowance for credit losses	(73)	(54)
Customer accounts receivable, net	508	563
Other accounts receivable	128	132
Other allowance for credit losses	(12)	(10)
Other accounts receivable, net	116	122
Inventories, net
Fossil fuel	23	91
Materials and supplies	71	65
Prepaid utility taxes	49	52
Regulatory assets	237	177
Other	13	13
Total current assets	1,038	1,150
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,658 and $4,583 as of March 31, 2023 and December 31, 2022, respectively)	11,493	11,338
Deferred debits and other assets
Regulatory assets	533	527
Investments	9	7
Prepaid pension asset	280	291
Other	58	37
Total deferred debits and other assets	880	862
Total assets	$13,411	$13,350
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$243	$408
Long-term debt due within one year	300	300
Accounts payable	310	462
Accrued expenses	174	159
Payables to affiliates	37	39
Customer deposits	107	105
Regulatory liabilities	61	47
Other	34	55
Total current liabilities	1,266	1,575
Long-term debt	3,908	3,907
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,878	1,832
Regulatory liabilities	791	816
Asset retirement obligations	30	30
Non-pension postretirement benefits obligations	161	166
Other	84	88
Total deferred credits and other liabilities	2,944	2,932
Total liabilities	8,118	8,414
Commitments and contingencies
Shareholder's equity
Common stock	3,098	2,861
Retained earnings	2,195	2,075
Total shareholder's equity	5,293	4,936
Total liabilities and shareholder's equity	$13,411	$13,350

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2022	$2,861	$2,075	$4,936
Net income	—	200	200
Common stock dividends	—	(80)	(80)
Contributions from parent	237	—	237
Balance, March 31, 2023	$3,098	$2,195	$5,293

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$2,575	$1,995	$4,570
Net income	—	198	198
Common stock dividends	—	(76)	(76)
Balance, March 31, 2022	$2,575	$2,117	$4,692
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating revenues
Electric operating revenues	$1,371	$1,323
Natural gas operating revenues	97	83
Revenues from alternative revenue programs	65	(5)
Operating revenues from affiliates	3	3
Total operating revenues	1,536	1,404
Operating expenses
Purchased power	572	487
Purchased fuel	55	42
Purchased power from affiliate	—	50
Operating and maintenance	267	248
Operating and maintenance from affiliates	42	51
Depreciation and amortization	241	218
Taxes other than income taxes	120	119
Total operating expenses	1,297	1,215
Operating income	239	189
Other income and (deductions)
Interest expense, net	(76)	(69)
Other, net	26	17
Total other income and (deductions)	(50)	(52)
Income before income taxes	189	137
Income taxes	34	7
Net income	$155	$130
Comprehensive income	$155	$130
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$155	$130
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	241	218
Deferred income taxes and amortization of investment tax credits	13	2
Other non-cash operating activities	(7)	35
Changes in assets and liabilities:
Accounts receivable	98	(21)
Receivables from and payables to affiliates, net	—	(51)
Inventories	4	7
Accounts payable and accrued expenses	(88)	(23)
Collateral (paid) received, net	(189)	37
Income taxes	20	5
Regulatory assets and liabilities, net	27	(18)
Pension and non-pension postretirement benefit contributions	(7)	(67)
Other assets and liabilities	(11)	(22)
Net cash flows provided by operating activities	256	232
Cash flows from investing activities
Capital expenditures	(561)	(409)
Other investing activities	8	2
Net cash flows used in investing activities	(553)	(407)
Cash flows from financing activities
Changes in short-term borrowings	(414)	(468)
Issuance of long-term debt	450	700
Changes in Exelon intercompany money pool	8	39
Distributions to member	(112)	(102)
Contributions from member	405	704
Other financing activities	(17)	(9)
Net cash flows provided by financing activities	320	864
Increase in cash, restricted cash, and cash equivalents	23	689
Cash, restricted cash, and cash equivalents at beginning of period	373	213
Cash, restricted cash, and cash equivalents at end of period	$396	$902

Supplemental cash flow information
Decrease in capital expenditures not paid	$(76)	$(55)
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$367	$198
Restricted cash and cash equivalents	29	175
Accounts receivable
Customer accounts receivable	650	734
Customer allowance for credit losses	(112)	(109)
Customer accounts receivable, net	538	625
Other accounts receivable	280	300
Other allowance for credit losses	(50)	(46)
Other accounts receivable, net	230	254
Receivables from affiliates	2	2
Inventories, net
Fossil fuel	5	18
Materials and supplies	245	236
Regulatory assets	439	455
Other	68	96
Total current assets	1,923	2,059
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,757 and $2,618 as of March 31, 2023 and December 31, 2022, respectively)	18,003	17,686
Deferred debits and other assets
Regulatory assets	1,579	1,610
Goodwill	4,005	4,005
Investments	139	138
Prepaid pension asset	332	353
Other	227	231
Total deferred debits and other assets	6,282	6,337
Total assets	$26,208	$26,082
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$—	$414
Long-term debt due within one year	998	591
Accounts payable	634	771
Accrued expenses	252	260
Payables to affiliates	66	66
Borrowings from Exelon intercompany money pool	52	44
Customer deposits	92	88
Regulatory liabilities	69	76
Unamortized energy contract liabilities	9	10
PPA termination obligation	87	87
Other	149	330
Total current liabilities	2,408	2,737
Long-term debt	7,555	7,529
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,934	2,895
Regulatory liabilities	976	1,011
Asset retirement obligations	59	59
Non-pension postretirement benefit obligations	46	50
Unamortized energy contract liabilities	32	35
Other	520	536
Total deferred credits and other liabilities	4,567	4,586
Total liabilities	14,530	14,852
Commitments and contingencies
Member's equity
Membership interest	11,987	11,582
Undistributed losses	(309)	(352)
Total member's equity	11,678	11,230
Total liabilities and member's equity	$26,208	$26,082
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance, December 31, 2022	$11,582	$(352)	$11,230
Net income	—	155	155
Distributions to member	—	(112)	(112)
Contributions from member	405	—	405
Balance, March 31, 2023	$11,987	$(309)	$11,678

	Three Months Ended March 31, 2022
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance, December 31, 2021	$10,795	$(210)	$10,585
Net income	—	130	130
Distributions to member	—	(102)	(102)
Contributions from member	704	—	704
Balance, March 31, 2022	$11,499	$(182)	$11,317
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating revenues
Electric operating revenues	$670	$620
Revenues from alternative revenue programs	39	(7)
Operating revenues from affiliates	1	1
Total operating revenues	710	614
Operating expenses
Purchased power	258	174
Purchased power from affiliate	—	39
Operating and maintenance	93	73
Operating and maintenance from affiliates	57	58
Depreciation and amortization	108	108
Taxes other than income taxes	94	95
Total operating expenses	610	547
Operating income	100	67
Other income and (deductions)
Interest expense, net	(39)	(36)
Other, net	16	13
Total other income and (deductions)	(23)	(23)
Income before income taxes	77	44
Income taxes	12	(2)
Net income	$65	$46
Comprehensive income	$65	$46
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$65	$46
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	108	108
Deferred income taxes and amortization of investment tax credits	3	(2)
Other non-cash operating activities	(10)	12
Changes in assets and liabilities:
Accounts receivable	52	(2)
Receivables from and payables to affiliates, net	3	(25)
Inventories	(3)	—
Accounts payable and accrued expenses	(27)	5
Collateral (paid) received, net	(25)	1
Income taxes	8	1
Regulatory assets and liabilities, net	(3)	(7)
Pension and non-pension postretirement benefit contributions	(4)	(5)
Other assets and liabilities	11	(12)
Net cash flows provided by operating activities	178	120
Cash flows from investing activities
Capital expenditures	(264)	(218)
Other investing activities	8	1
Net cash flows used in investing activities	(256)	(217)
Cash flows from financing activities
Changes in short-term borrowings	(299)	(175)
Issuance of long-term debt	250	400
Dividends paid on common stock	(48)	(42)
Contributions from parent	243	387
Other financing activities	(14)	(5)
Net cash flows provided by financing activities	132	565
Increase in cash, restricted cash, and cash equivalents	54	468
Cash, restricted cash, and cash equivalents at beginning of period	99	68
Cash, restricted cash, and cash equivalents at end of period	$153	$536

Supplemental cash flow information
Decrease in capital expenditures not paid	$(43)	$(36)
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$126	$45
Restricted cash and cash equivalents	27	54
Accounts receivable
Customer accounts receivable	312	351
Customer allowance for credit losses	(49)	(47)
Customer accounts receivable, net	263	304
Other accounts receivable	166	180
Other allowance for credit losses	(28)	(25)
Other accounts receivable, net	138	155
Receivables from affiliates	1	—
Inventories, net	138	135
Regulatory assets	248	235
Other	33	53
Total current assets	974	981
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,118 and $4,067 as of March 31, 2023 and December 31, 2022, respectively)	8,955	8,794
Deferred debits and other assets
Regulatory assets	424	437
Investments	121	119
Prepaid pension asset	266	273
Other	55	53
Total deferred debits and other assets	866	882
Total assets	$10,795	$10,657
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$299
Long-term debt due within one year	405	4
Accounts payable	311	382
Accrued expenses	131	125
Payables to affiliates	38	34
Customer deposits	41	39
Regulatory liabilities	5	6
Merger related obligation	25	26
Other	75	93
Total current liabilities	1,031	1,008
Long-term debt	3,590	3,747
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,398	1,382
Regulatory liabilities	435	455
Asset retirement obligations	39	39
Other	260	244
Total deferred credits and other liabilities	2,132	2,120
Total liabilities	6,753	6,875
Commitments and contingencies
Shareholder's equity
Common stock	3,010	2,767
Retained earnings	1,032	1,015
Total shareholder's equity	4,042	3,782
Total liabilities and shareholder's equity	$10,795	$10,657
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2022	$2,767	$1,015	$3,782
Net income	—	65	65
Common stock dividends	—	(48)	(48)
Contributions from parent	243	—	243
Balance, March 31, 2023	$3,010	$1,032	$4,042

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$2,302	$1,173	$3,475
Net income	—	46	46
Common stock dividends	—	(42)	(42)
Contributions from parent	387	—	387
Balance, March 31, 2022	$2,689	$1,177	$3,866

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating revenues
Electric operating revenues	$366	$348
Natural gas operating revenues	97	83
Revenues from alternative revenue programs	9	(1)
Operating revenues from affiliates	2	1
Total operating revenues	474	431
Operating expenses
Purchased power	166	137
Purchased fuel	55	42
Purchased power from affiliate	—	10
Operating and maintenance	46	51
Operating and maintenance from affiliates	41	42
Depreciation and amortization	60	57
Taxes other than income taxes	20	18
Total operating expenses	388	357
Operating income	86	74
Other income and (deductions)
Interest expense, net	(17)	(16)
Other, net	3	2
Total other income and (deductions)	(14)	(14)
Income before income taxes	72	60
Income taxes	12	4
Net income	$60	$56
Comprehensive income	$60	$56
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$60	$56
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	60	57
Deferred income taxes and amortization of investment tax credits	3	5
Other non-cash operating activities	(1)	9
Changes in assets and liabilities:
Accounts receivable	23	(17)
Receivables from and payables to affiliates, net	4	(17)
Inventories	10	8
Accounts payable and accrued expenses	(16)	15
Collateral (paid) received, net	(120)	30
Income taxes	9	(1)
Regulatory assets and liabilities, net	27	—
Pension and non-pension postretirement benefit contributions	—	(1)
Other assets and liabilities	1	3
Net cash flows provided by operating activities	60	147
Cash flows from investing activities
Capital expenditures	(134)	(103)
Other investing activities	—	1
Net cash flows used in investing activities	(134)	(102)
Cash flows from financing activities
Changes in short-term borrowings	(115)	(149)
Issuance of long-term debt	125	125
Dividends paid on common stock	(42)	(41)
Contributions from parent	99	144
Other financing activities	(2)	(2)
Net cash flows provided by financing activities	65	77
(Decrease) increase in cash, restricted cash, and cash equivalents	(9)	122
Cash, restricted cash, and cash equivalents at beginning of period	152	71
Cash, restricted cash, and cash equivalents at end of period	$143	$193

Supplemental cash flow information
Decrease in capital expenditures not paid	$(3)	$(8)

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$142	$31
Restricted cash and cash equivalents	1	121
Accounts receivable
Customer accounts receivable	182	204
Customer allowance for credit losses	(26)	(21)
Customer accounts receivable, net	156	183
Other accounts receivable	48	52
Other allowance for credit losses	(8)	(7)
Other accounts receivable, net	40	45
Inventories, net
Fossil fuel	5	18
Materials and supplies	61	58
Regulatory assets	63	80
Other	30	37
Total current assets	498	573
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,811 and $1,772 as of March 31, 2023 and December 31, 2022, respectively)	4,902	4,820
Deferred debits and other assets
Regulatory assets	202	202
Prepaid pension asset	148	153
Other	54	54
Total deferred debits and other assets	404	409
Total assets	$5,804	$5,802
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$115
Long-term debt due within one year	584	584
Accounts payable	148	172
Accrued expenses	51	41
Payables to affiliates	26	22
Customer deposits	30	29
Regulatory liabilities	49	44
Other	17	136
Total current liabilities	905	1,143
Long-term debt	1,477	1,354
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	882	869
Regulatory liabilities	374	380
Asset retirement obligations	13	13
Non-pension postretirement benefits obligations	9	9
Other	77	84
Total deferred credits and other liabilities	1,355	1,355
Total liabilities	3,737	3,852
Commitments and contingencies
Shareholder's equity
Common stock	1,455	1,356
Retained earnings	612	594
Total shareholder's equity	2,067	1,950
Total liabilities and shareholder's equity	$5,804	$5,802
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2022	$1,356	$594	$1,950
Net income	—	60	60
Common stock dividends	—	(42)	(42)
Contributions from parent	99	—	99
Balance, March 31, 2023	$1,455	$612	$2,067

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$1,209	$568	$1,777
Net income	—	56	56
Common stock dividends	—	(41)	(41)
Contributions from parent	144	—	144
Balance, March 31, 2022	$1,353	$583	$1,936

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Operating revenues
Electric operating revenues	$335	$345
Revenues from alternative revenue programs	17	3
Operating revenues from affiliates	1	1
Total operating revenues	353	349
Operating expenses
Purchased power	148	176
Purchased power from affiliate	—	2
Operating and maintenance	44	47
Operating and maintenance from affiliates	37	37
Depreciation and amortization	67	47
Taxes other than income taxes	2	2
Total operating expenses	298	311
Operating income	55	38
Other income and (deductions)
Interest expense, net	(16)	(14)
Other, net	5	3
Total other income and (deductions)	(11)	(11)
Income before income taxes	44	27
Income taxes	11	1
Net income	$33	$26
Comprehensive income	$33	$26
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$33	$26
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	67	47
Deferred income taxes and amortization of investment tax credits	6	1
Other non-cash operating activities	(9)	2
Changes in assets and liabilities:
Accounts receivable	24	(1)
Receivables from and payables to affiliates, net	(1)	(6)
Inventories	(3)	(1)
Accounts payable and accrued expenses	(15)	(17)
Collateral paid, net	(44)	(3)
Income taxes	5	—
Regulatory assets and liabilities, net	3	(3)
Pension and non-pension postretirement benefit contributions	(1)	(7)
Other assets and liabilities	(21)	6
Net cash flows provided by operating activities	44	44
Cash flows from investing activities
Capital expenditures	(161)	(87)
Net cash flows used in investing activities	(161)	(87)
Cash flows from financing activities
Changes in short-term borrowings	—	(144)
Issuance of long-term debt	75	175
Dividends paid on common stock	(21)	(19)
Contributions from parent	63	173
Other financing activities	(1)	(3)
Net cash flows provided by financing activities	116	182
(Decrease) increase in cash and cash equivalents	(1)	139
Cash and cash equivalents at beginning of period	72	29
Cash and cash equivalents at end of period	$71	$168

Supplemental cash flow information
Decrease in capital expenditures not paid	$(30)	$(10)
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$71	$72
Accounts receivable
Customer accounts receivable	156	179
Customer allowance for credit losses	(37)	(41)
Customer accounts receivable, net	119	138
Other accounts receivable	64	70
Other allowance for credit losses	(14)	(14)
Other accounts receivable, net	50	56
Receivables from affiliates	2	1
Inventories, net	46	43
Regulatory assets	114	130
Other	5	3
Total current assets	407	443
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,583 and $1,551 as of March 31, 2023 and December 31, 2022, respectively)	4,067	3,990
Deferred debits and other assets
Regulatory assets	492	494
Prepaid pension asset	14	18
Other	33	34
Total deferred debits and other assets	539	546
Total assets	$5,013	$4,979
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Long-term debt due within one year	$3	$3
Accounts payable	167	206
Accrued expenses	46	47
Payables to affiliates	26	26
Customer deposits	21	21
Regulatory liabilities	15	26
PPA termination obligation	87	87
Other	12	58
Total current liabilities	377	474
Long-term debt	1,828	1,754
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	742	734
Regulatory liabilities	148	156
Non-pension postretirement benefit obligations	7	8
Other	83	100
Total deferred credits and other liabilities	980	998
Total liabilities	3,185	3,226
Commitments and contingencies
Shareholder's equity
Common stock	1,828	1,765
Retained earnings (deficit)	—	(12)
Total shareholder's equity	1,828	1,753
Total liabilities and shareholder's equity	$5,013	$4,979

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance, December 31, 2022	$1,765	$(12)	$1,753
Net income	—	33	33
Common stock dividends	—	(21)	(21)
Contributions from parent	63	—	63
Balance, March 31, 2023	$1,828	$—	$1,828

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Retained Deficit	Total Shareholder's Equity
Balance, December 31, 2021	$1,590	$(15)	$1,575
Net income	—	26	26
Common stock dividends	—	(19)	(19)
Contributions from parent	173	—	173
Balance, March 31, 2022	$1,763	$(8)	$1,755

See the Combined Notes to Consolidated Financial Statements

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies

1. Significant Accounting Policies (All Registrants)
Description of Business
Exelon is a utility services holding company engaged in the energy transmission and distribution businesses through ComEd, PECO, BGE, Pepco, DPL, and ACE.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
The accompanying consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2022 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
The separation of Constellation, including Generation and its subsidiaries, met the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Comprehensive income, shareholders' equity, and cash flows related to Constellation have not been segregated and are included in the Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows, respectively, for the three months ended March 31, 2022. See Note 2 — Discontinued Operations for additional information.
2. Discontinued Operations (Exelon)
On February 21, 2021, Exelon's Board of Directors approved a plan to separate the Utility Registrants and Generation, creating two publicly traded companies ("the separation"). Exelon completed the separation on February 1, 2022. Constellation was newly formed and incorporated in Pennsylvania on June 15, 2021 for the purposes of separation and holds Generation (including Generation's subsidiaries). Pursuant to the separation, Exelon contributed its equity ownership interest in Generation to Constellation. Exelon no longer retains any equity ownership interest in Generation or Constellation. See Note 2 — Discontinued Operations of the 2022 Form 10-K for additional information.
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
•Transition Services Agreement (TSA) – governs the terms and conditions of the services that Exelon will provide to Constellation and Constellation will provide to Exelon for an expected period of two years, provided that certain services may be longer than the term and services may be extended with approval from both parties. The services include specified accounting, finance, information technology, human resources, employee benefits and other services that have historically been provided on a centralized basis by BSC. For the three months ended March 31, 2023, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $50 million recorded in Other income, net and $6 million recorded in Operating and maintenance expense, respectively. For the period from February 1, 2022 to March 31, 2022, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $56 million recorded in Other income, net and $9 million recorded in Operating and maintenance expense, respectively.
•Tax Matters Agreement (TMA) – governs the respective rights, responsibilities and obligations of Exelon and Constellation with respect to all tax matters, including tax liabilities and benefits, tax attributes, tax returns, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. See Note 7 — Income Taxes for additional information.

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
ComEd and PECO also have receivables with Constellation for estimated excess funds at the end of decommissioning the Regulatory Agreement Units, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 3 — Regulatory Matters and Note 23 — Related Party Transactions of the 2022 Form 10-K for additional information.
Discontinued Operations
The separation represented a strategic shift that would have a major effect on Exelon’s operations and financial results. Accordingly, the separation meets the criteria for discontinued operations.
There were no results from discontinued operations for the three months ended March 31, 2023. The following table presents the results of Constellation that have been reclassified from continuing operations and included in discontinued operations within Exelon’s Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Discontinued Operations

Three Months Ended March 31,
2022
Operating revenues
Competitive business revenues	$1,855
Competitive business revenues from affiliates	161
Total operating revenues	2,016
Operating expenses
Competitive businesses purchased power and fuel	1,138
Operating and maintenance(a)	371
Depreciation and amortization	94
Taxes other than income taxes	44
Total operating expenses	1,647
Gain on sales of assets and businesses	10
Operating income	379
Other income and (deductions)
Interest expense, net	(20)
Other, net	(281)
Total other (deductions) and income	(301)
Income before income taxes	78
Income taxes	(40)
Equity in losses of unconsolidated affiliates	(1)
Net income	117
Net income attributable to noncontrolling interests	1
Net income from discontinued operations	$116
__________
(a)Includes transaction and transition costs related to the separation of $52 million for the three months ended March 31, 2022.
There were no assets or liabilities of discontinued operations included in Exelon's Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022. Constellation had net assets of $11,573 million that separated on February 1, 2022 that resulted in a reduction to Exelon's equity during the year ended December 31, 2022. Refer to the Distribution of Constellation line in Exelon's Consolidated Statement of Changes in Shareholders' Equity for further information.
There were no discontinued operations included within Exelon’s Consolidated Statements of Cash Flows for the three months ended March 31, 2023. The following table presents selected financial information regarding cash flows of the discontinued operations that are included within Exelon’s Consolidated Statements of Cash Flows for the three months ended March 31, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Discontinued Operations

Three Months Ended March 31,
2022
Non-cash items included in net income from discontinued operations:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	$207
Loss on sales of assets and businesses	9
Deferred income taxes and amortization of investment tax credits	(143)
Net fair value changes related to derivatives	(59)
Net realized and unrealized losses on NDT fund investments	205
Net unrealized losses on equity investments	16
Other decommissioning-related activity	36
Cash flows from investing activities:
Capital expenditures	(227)
Collection of DPP	169
Supplemental cash flow information:
Decrease in capital expenditures not paid	(128)
Increase in DPP	348
Increase in PP&E related to ARO update	335
3. Regulatory Matters (All Registrants)
As discussed in Note 3 — Regulatory Matters of the 2022 Form 10-K, the Registrants are involved in rate and regulatory proceedings at FERC and their state commissions. The following discusses developments in 2023 and updates to the 2022 Form 10-K.
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2023.
Completed Distribution Base Rate Case Proceedings

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois(a)	April 15, 2022	Electric	$199	$199	7.85%	November 17, 2022	January 1, 2023
PECO - Pennsylvania	March 31, 2022	Natural Gas	82	55	N/A(b)	October 27, 2022	January 1, 2023
BGE - Maryland(c)	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - Maryland(d)	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland(e)	May 19, 2022	Electric	38	29	9.60%	December 14, 2022	January 1, 2023
__________
(a)ComEd's 2023 approved revenue requirement above reflects an increase of $144 million for the initial year revenue requirement for 2023 and an increase of $55 million related to the annual reconciliation for 2021. The revenue requirement for 2023 provides for a weighted average debt and equity return on distribution rate base of 5.94%, inclusive of an allowed ROE of 7.85%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. The reconciliation revenue requirement for 2021 provides for a weighted average debt and equity return on distribution rate base of 5.91%, inclusive of an allowed ROE of 7.78%, reflecting the monthly yields on 30-year treasury bonds plus 580 basis points less a performance metrics penalty of 7 basis points. This is ComEd's last performance-based electric distribution formula rate update filing under EIMA. See discussion of CEJA below for details on the transition away from the electric distribution formula rate.
(b)The PECO natural gas base rate case proceeding was resolved through a settlement agreement, which did not specify an approved ROE.
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
(e)Reflects a three-year cumulative multi-year plan for January 1, 2023 through December 31, 2025. The MDPSC awarded DPL electric incremental revenue requirement increases of $17 million, $6 million, and $6 million for 2023, 2024, and 2025, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois(a)	January 17, 2023	Electric	$1,472	10.50% to 10.65%	Fourth quarter of 2023
ComEd - Illinois(b)	April 21, 2023	Electric	247	8.91%	Fourth quarter of 2023
BGE - Maryland(c)	February 17, 2023	Electric	313	10.40%	Fourth quarter of 2023
		Natural Gas	289	10.40%
Pepco - District of Columbia(d)	April 13, 2023	Electric	191	10.50%	First quarter of 2024
DPL - Delaware(e)	December 15, 2022 (amended February 28, 2023)	Electric	48	10.50%	Second quarter of 2024
ACE - New Jersey(f)	February 15, 2023	Electric	105	10.50%	First quarter of 2024
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
(b)On April 21, 2023, ComEd filed its proposed Delivery Reconciliation Amount of $247 million under Rider Delivery Service Pricing Reconciliation (Rider DSPR) which allows for the reconciliation of the revenue requirement in effect in the final years in which formula rates are determined and until such time as new rates are established under ComEd’s approved MRP. The 2023 filing reconciles the delivery service rates in effect in 2022 with the actual delivery service costs incurred in 2022. Final order is expected by December 2023, and the reconciliation amount will be in customer rates beginning January 1, 2024.
(c)Reflects a three-year cumulative multi-year plan for January 1, 2024 through December 31, 2026 submitted to the MDPSC. Inclusive of the proposed acceleration of remaining electric tax benefits in 2024 and 2025, and remaining gas tax benefits in 2024, BGE requested total electric revenue requirement increases of $85 million, $103 million, and $125 million in 2024, 2025, and 2026, respectively, and natural gas revenue requirement increases of $158 million, $77 million, and $54 million in 2024, 2025, and 2026, respectively. Requested revenue requirement increases will be used to recover capital investments designed to increase the resilience of the electric and gas distribution systems and support Maryland’s climate and regulatory initiatives. The 2021 and 2022 reconciliation amounts are not included in the requested revenue requirement increase, as BGE is proposing that these amounts be recovered through the separate electric and gas riders in 2024. The 2021 reconciliation amounts are $11 million and $7 million for electric and gas, respectively, and the 2022 reconciliation amounts are $44 million and $15 million for electric and gas, respectively.
(d)Reflects a three-year cumulative multi-year plan for January 1, 2024 through December 31, 2026 submitted to the DCPSC. Pepco requested total electric revenue requirement increases of $117 million, $37 million, and $37 million in 2024, 2025, and 2026, respectively. Requested revenue requirement increases will be used to recover capital investments designed to advance system-readiness and support the District of Columbia’s climate and clean energy goals.
(e)The rates will go into effect on July 15, 2023, subject to refund.
(f)Requested increases are before New Jersey sales and use tax. ACE intends to put rates into effect on November 17, 2023, subject to refund.
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
For 2023, the following increases/(decreases) were included in BGE's annual electric transmission formula rate updates. ComEd, PECO, Pepco, DPL, and ACE intend to file by the required deadline for the annual update.

Registrant(a)	Initial Revenue Requirement Increase	Annual Reconciliation Decrease	Total Revenue Requirement Increase		Allowed Return on Rate Base(b)	Allowed ROE(c)
BGE	$19	$(12)	$4	(d)	7.34%	10.50%
__________
(a)All rates are effective June 1, 2023 - May 31, 2024, subject to review by interested parties pursuant to review protocols of tariffs.
(b)Represents the weighted average debt and equity return on transmission rate bases.
(c)The rate of return on common equity includes a 50-basis-point incentive adder for being a member of a RTO.
(d)The increase in BGE's transmission revenue requirement includes a $3 million reduction related to a FERC-approved dedicated facilities charge to recover the costs of providing transmission service to specifically designated load by BGE.
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
On February 3, 2022, the ICC approved a tariff that establishes the process under which ComEd will reconcile its 2022 and 2023 rate year revenue requirements with actual costs. Those reconciliation amounts will be determined using the same process as were used for prior reconciliations under the performance-based electric distribution formula rate. Using that process, for the rate years 2022 and 2023 ComEd will ultimately collect revenues from customers reflecting each year’s actual recoverable costs, year-end rate base, and a weighted average debt and equity return on distribution rate base, with the ROE component based on the annual average of the monthly yields of the 30-year U.S. Treasury bonds plus 580 basis points. In April 2023, ComEd filed its first petition with the ICC to reconcile its 2022 actual costs with the approved revenue requirement that was in effect in 2022. The rate year 2023 reconciliation will be filed in 2024.
Beginning in 2024, ComEd will recover from retail customers, subject to certain exceptions, the costs it incurs to provide electric delivery services either through its electric distribution rate or other recovery mechanisms authorized by CEJA. On January 17, 2023, ComEd filed a petition with the ICC seeking approval of a MRP for 2024-2027. The MRP supports a multi-year grid plan (Grid Plan), also filed on January 17, covering planned investments on the electric distribution system within ComEd’s service area through 2027. Costs incurred during each year of the MRP are subject to ICC review and the plan’s revenue requirement for each year will be reconciled with the actual costs that the ICC determines are prudently and reasonably incurred for that year. The reconciliation is subject to adjustment for certain costs, including a limitation on recovery of costs that are more than 105% of certain costs in the previously approved MRP revenue requirement, absent a modification of the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
rate plan itself. Thus, for example, the rate adjustments necessary to reconcile 2024 revenues to ComEd’s actual 2024 costs incurred would take effect in January 2026 after the ICC’s review during 2025. The ICC must issue its decision on both the MRP and Grid Plan by mid-December 2023, for rates to begin with the January 2024 billing cycle.
In January 2022, ComEd filed a request with the ICC proposing performance metrics that would be used in determining ROE incentives and penalties in the event ComEd filed a MRP in January 2023. On September 27, 2022, the ICC issued a final order approving seven performance metrics that provide symmetrical performance adjustments of 32 total basis points to ComEd’s rate of return on common equity based on the extent to which ComEd achieves the annual performance goals. On November 10, 2022, the ICC granted ComEd's application for rehearing, in part. On April 5, the ICC issued its final order on rehearing for the performance and tracking metrics proceeding, in which the ICC declined to adopt ComEd’s proposed modifications to the reliability and peak load reduction performance metrics. ComEd is determining how to implement the performance metrics, which take effect on January 1, 2024. ComEd will make its initial filing in 2025 to assess performance achieved under the metrics in 2024, and to determine any ROE adjustment, which would take effect in 2026.
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear-powered generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. ComEd began issuing credits to its retail customers under its new CMC rider in the June 2022 billing period and recorded a regulatory asset of $1,118 million as of March 31, 2023 for the difference between customer credits issued and the credit to be received from the participating nuclear-powered generating facilities.
Under CEJA, the costs of procuring CMCs, including carrying costs, will be recovered through a rider, the Rider Carbon-Free Resource Adjustment (Rider CFRA). The Rider CFRA provides for an annual reconciliation and true-up to actual costs incurred or credits received by ComEd to purchase CMCs, with any difference to be credited to or collected from ComEd’s retail customers in subsequent periods. The difference between the net payments to (or receivables from) ComEd ratepayers and the credits received by ComEd to purchase CMCs is recorded to Purchased Power expense with an offset to the regulatory asset (or regulatory liability). On December 21, 2022, ComEd filed a supplemental statement to the Rider CFRA proposing that the company recover costs or provide credits faster than the tariff allows, implement monthly reconciliations, and allow the Company to adjust Rider CFRA rates based not only on anticipated differences but also past payments or credits. The ICC approved the proposal on January 19, 2023.
Beneficial Electrification Plan
On July 1, 2022, ComEd filed a proposed plan to promote beneficial electrification efforts in its Northern Illinois service area with the ICC as required by CEJA. ComEd's plan is designed to meaningfully reduce barriers to beneficial electrification, including those related to electric vehicles (EV), such as upfront technology adoption costs, charging costs, and charging availability; promote equity and environmental justice; reduce carbon emissions and surface-level pollutants; and support customer education and awareness of electrification options. As proposed, ComEd could expend approximately $300 million in total over the three-year period 2023 through 2025. The beneficial electrification plan requests recovery of all those costs through a rider mechanism, under which certain of the costs would be amortized over ten years with a return on the unrecovered balance. On November 10, 2022, in responses to a Staff motion, the ICC approved an interim order dismissing from ComEd’s Beneficial Electrification Plan certain rebates (rebates to support residential customers’ purchase of EVs; and rebates to ComEd’s commercial and industrial customers to support the installation of EV chargers). However, the ICC found that building electrification measures were properly within the scope of beneficial electrification, in line with ComEd’s proposal. The ICC also adopted ComEd’s position regarding the rate impact of spending associated with EV related infrastructure. On November 21, 2022, ComEd filed an application for rehearing of the interim order, which the ICC denied. On December 9, 2022, the Office of the Illinois Attorney General (AG) also

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
sought rehearing. On December 15, 2022, ComEd filed an appeal of the ICC’s interim order and the denial of rehearing with the Illinois Appellate Court. That appeal has been stayed pending the ICC's disposition of the case. Also on December 15, 2022, the ICC denied the AG’s application for rehearing and the AG subsequently filed an appeal.
On March 23, 2023, the ICC issued its final order in the beneficial electrification plan docket. The order adopts the beneficial electrification plan with modifications and directs ComEd to seek cost recovery through the multi-year rate plan filing for 2024 and 2025, and the final formula rate reconciliation docket for 2023, rather than through a new rider beneficial electrification as ComEd had proposed. The order also rejects ComEd’s request for a regulatory asset. The order approves an overall annual budget of $77 million per year for each of the three years in the plan (2023 through 2025), with flexibility to roll forward unused funds to future years within the same plan period. The final order also made specific reductions to the proposed $100 million per year budget, reducing the proposed customer education and awareness budget; the portfolio budget for cross-cutting administrative support; and the light, medium, and heavy-duty EV rebate programs. The order dedicates funds for rebates related to the installation of heat pumps and the promotion of home electrification for low-income customers and those in Environmental Justice and Restore, Reinvest, and Renew designated communities. The order also requires ComEd to propose methods to minimize or exempt low-income ratepayers from the impact of its beneficial electrification plan, possibly through ComEd’s next rate design investigation. On April 18, 2023, ComEd filed an application for rehearing concerning aspects of the ICC’s order, including the approved budgets. The ICC must act on that application by May 8, 2023. On April 21, 2023 the Chicago Transit Authority and city of Chicago jointly filed an application for rehearing requesting the ICC modify the final order so the transit agencies do not pay the cost of make-ready infrastructure and to exempt transit agencies from paying the required deposit or providing a letter of credit to ComEd for the cost of make-ready infrastructure. On April 24, 2023, the AG also filed an application for rehearing on several topics, including the budget, rebate levels, retail rate cap, types of programs included in the beneficial electrification plan, compliance with the EV Act, benefit-to-cost analysis, and rate-related issues. On April 27, 2023, ICC staff filed a motion for clarification of the order’s language regarding the annual budget. The ICC will likely rule on all of the applications for rehearing and staff’s motion at their regularly scheduled May 4, 2023 regular open meeting. If the ICC denies rehearing, parties have 35 days to appeal arguments raised in their rehearing applications.
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
As of March 31, 2023, the $118 million liability for the contract termination fee consists of $87 million and $31 million included in Other current liabilities and Other deferred credits and other liabilities, respectively, in Exelon's Consolidated Balance Sheet. The current and noncurrent liabilities are included in PPA termination obligation and Other deferred credits and other liabilities, respectively, in PHI's and ACE's Consolidated Balance Sheets. For the three months ended March 31, 2023, ACE has paid $19 million of the liability, which is recorded in Changes in Other assets and liabilities in Exelon's, PHI's, and ACE's Consolidated Statements of Cash Flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
Other Federal Regulatory Matters
FERC Audit (Exelon and ComEd). The Utility Registrants are subject to periodic audits by FERC. FERC’s Division of Audits and Accounting initiated a nonpublic audit of ComEd in May 2021 evaluating ComEd’s compliance with (1) approved terms, rates and conditions of its federally regulated service; (2) accounting requirements of the Uniform System of Accounts; (3) reporting requirements of the FERC Form 1; and (4) the requirements for record retention. The audit covered the period from January 1, 2017 through August 31, 2022. On January 17 and February 21, 2023, ComEd was provided with information on a series of potential findings, including concerning ComEd's methodology regarding the allocation of certain overhead costs to capital under FERC regulations. As of March 31, 2023, ComEd has continued discussions with FERC staff and determined that a loss is probable and has recorded a liability that reflects management's best estimate. The final outcome and resolution of the findings or of the audit itself cannot be predicted and the results could be material to the Exelon and ComEd financial statements.
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2022, unless noted below. See Note 3 — Regulatory Matters of the 2022 Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets increased $547 million primarily due to increases of $275 million in the CMC regulatory asset, as discussed in CEJA above, and $143 million in the Electric Distribution Formula Rate Annual Reconciliations regulatory asset.
PECO. Regulatory assets increased $44 million primarily due to an increase of $48 million in the Deferred Income Taxes regulatory asset. Regulatory liabilities increased $45 million primarily due to increases of $31 million in the Electric Energy and Natural Gas Costs regulatory liability and $28 million in the Decommissioning the Regulatory Agreement Units regulatory liability.
BGE. Regulatory assets increased $66 million primarily due to an increase of $54 million in the Under-Recovered Revenue Decoupling regulatory asset.
DPL. Regulatory assets decreased $17 million primarily due to a decrease of $18 million in the Electric Energy and Natural Gas Costs regulatory asset.
ACE. Regulatory assets decreased $18 million primarily due to a decrease of $35 million in the Electric Energy Costs regulatory asset as a result of the PPA termination. Regulatory liabilities decreased $19 million primarily due to a $9 million decrease in the Over-Recovered Revenue Decoupling regulatory liability.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts as of March 31, 2023 and December 31, 2022.

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE(b)
March 31, 2023	$53	$13	$26	$14	$11	$2	$1
December 31, 2022	57	8	28	21	18	2	1
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
See Note 4 — Revenue from Contracts with Customers of the 2022 Form 10-K for additional information regarding the primary sources of revenue for the Registrants.
Contract Liabilities
The Registrants record contract liabilities when consideration is received or due prior to the satisfaction of the performance obligations. The Registrants record contract liabilities in Other current liabilities and Other noncurrent deferred credits and other liabilities in their Consolidated Balance Sheets.
For PHI, Pepco, DPL, and ACE these contract liabilities primarily relate to upfront consideration received in the third quarter of 2020 for a collaborative arrangement with an unrelated owner and manager of communication infrastructure. The revenue attributable to this arrangement will be recognized as operating revenue over the 35 years under the collaborative arrangement.
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance as of December 31, 2022	$101	$101	$81	$10	$10
Revenues recognized	(1)	(1)	(1)	—	—
Balance as of March 31, 2023	$100	$100	$80	$10	$10

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance as of December 31, 2021	$109	$109	$87	$11	$11
Revenues recognized	(2)	(2)	(2)	—	—
Balance as of March 31, 2022	$107	$107	$85	$11	$11
__________
(a)Revenues recognized in the three months ended March 31, 2023 and 2022, were included in the contract liabilities at December 31, 2022 and 2021, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2023. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

Year	Exelon	PHI	Pepco	DPL	ACE
2023	$7	$7	$5	$1	$1
2024	6	6	5	—	1
2025	5	5	5	—	—
2026	5	5	5	—	—
2027 and thereafter	77	77	60	9	8
Total	$100	$100	$80	$10	$10

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers
Revenue Disaggregation
The Registrants disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. See Note 5 — Segment Information for the presentation of the Registrants' revenue disaggregation.
5. Segment Information (All Registrants)
Operating segments for each of the Registrants are determined based on information used by the CODMs in deciding how to evaluate performance and allocate resources at each of the Registrants.
Exelon has six reportable segments, which include ComEd, PECO, BGE, and PHI's three reportable segments consisting of Pepco, DPL, and ACE. ComEd, PECO, BGE, Pepco, DPL, and ACE each represent a single reportable segment, and as such, no separate segment information is provided for these Registrants. Exelon, ComEd, PECO, BGE, Pepco, DPL, and ACE's CODMs evaluate the performance of and allocate resources to the segments based on net income.
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2023 and 2022 is as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2023
Electric revenues	$1,667	$795	$814	$1,436	$—	$(5)	$4,707
Natural gas revenues	—	317	443	97	—	(1)	856
Shared service and other revenues	—	—	—	3	437	(440)	—
Total operating revenues	$1,667	$1,112	$1,257	$1,536	$437	$(446)	$5,563
2022
Electric revenues	$1,734	$741	$736	$1,318	$—	$(7)	$4,522
Natural gas revenues	—	306	418	83	—	(2)	805
Shared service and other revenues	—	—	—	3	576	(579)	—
Total operating revenues	$1,734	$1,047	$1,154	$1,404	$576	$(588)	$5,327
Intersegment revenues(c):
2023	$3	$2	$3	$3	$434	$(445)	$—
2022	6	1	7	3	576	(587)	6
Depreciation and amortization:
2023	$338	$98	$167	$241	$16	$—	$860
2022	321	92	171	218	15	—	817
Operating expenses:
2023	$1,256	$902	$964	$1,297	$485	$(447)	$4,457
2022	1,406	793	919	1,215	625	(531)	4,427
Interest expense, net:
2023	$117	$48	$44	$76	$127	$—	$412
2022	100	41	35	69	93	—	338
Income (loss) from continuing operations before income taxes:
2023	$312	$170	$252	$189	$(120)	$—	$803
2022	240	220	207	137	(62)	(43)	699
Income taxes:
2023	$71	$4	$52	$34	$(27)	$—	$134
2022	52	14	9	7	146	(10)	218
Net income (loss) from continuing operations:
2023	$241	$166	$200	$155	$(93)	$—	$669
2022	188	206	198	130	(208)	(33)	481
Capital expenditures:
2023	$617	$335	$350	$561	$18	$—	$1,881
2022	617	344	303	409	22	—	1,695
Total assets:
March 31, 2023	$40,720	$14,738	$13,411	$26,208	$6,042	$(4,194)	$96,925
December 31, 2022	39,661	14,502	13,350	26,082	6,014	(4,260)	95,349
__________
(a)Other primarily includes Exelon’s corporate operations, shared service entities, and other financing and investment activities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 15 — Supplemental Financial Information for additional information on total utility taxes.
(c)See Note 16 — Related Party Transactions for additional information on intersegment revenues.
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2023
Electric revenues	$710	$377	$353	$—	$(4)	$1,436
Natural gas revenues	—	97	—	—	—	97
Shared service and other revenues	—	—	—	102	(99)	3
Total operating revenues	$710	$474	$353	$102	$(103)	$1,536
2022
Electric revenues	$614	$348	$349	$—	$7	$1,318
Natural gas revenues	—	83	—	—	—	83
Shared service and other revenues	—	—	—	107	(104)	3
Total operating revenues	$614	$431	$349	$107	$(97)	$1,404
Intersegment revenues(c):
2023	$1	$2	$1	$102	$(103)	$3
2022	1	1	1	97	(97)	3
Depreciation and amortization:
2023	$108	$60	$67	$6	$—	$241
2022	108	57	47	6	—	218
Operating expenses:
2023	$610	$388	$298	$104	$(103)	$1,297
2022	547	357	311	97	(97)	1,215
Interest expense, net:
2023	$39	$17	$16	$4	$—	$76
2022	36	16	14	3	—	69
Income (loss) before income taxes:
2023	$77	$72	$44	$(4)	$—	$189
2022	44	60	27	6	—	137
Income taxes:
2023	$12	$12	$11	$(1)	$—	$34
2022	(2)	4	1	4	—	7
Net income (loss):
2023	$65	$60	$33	$(3)	$—	$155
2022	46	56	26	2	—	130
Capital expenditures:
2023	$264	$134	$161	$2	$—	$561
2022	218	103	87	1	—	409
Total assets:
March 31, 2023	$10,795	$5,804	$5,013	$4,638	$(42)	$26,208
December 31, 2022	10,657	5,802	4,979	4,677	(33)	26,082
__________
(a)Other primarily includes PHI’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 15 — Supplemental Financial Information for additional information on total utility taxes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
(c)Includes intersegment revenues with ComEd, BGE, and PECO, which are eliminated at Exelon.
Electric and Gas Revenue by Customer Class (Utility Registrants):
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

	Three Months Ended March 31, 2023
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$836	$519	$434	$639	$283	$210	$146
Small commercial & industrial	361	135	92	160	39	62	59
Large commercial & industrial	84	65	149	378	282	33	63
Public authorities & electric railroads	10	8	7	17	8	4	5
Other(a)	217	68	96	176	56	58	63
Total electric revenues(b)	$1,508	$795	$778	$1,370	$668	$367	$336
Natural gas revenues
Residential	$—	$223	$278	$60	$—	$60	$—
Small commercial & industrial	—	75	41	26	—	26	—
Large commercial & industrial	—	1	70	1	—	1	—
Transportation	—	8	—	4	—	4	—
Other(c)	—	9	19	6	—	6	—
Total natural gas revenues(d)	$—	$316	$408	$97	$—	$97	$—
Total revenues from contracts with customers	$1,508	$1,111	$1,186	$1,467	$668	$464	$336
Other revenues
Revenues from alternative revenue programs	$153	$(4)	$65	$65	$39	$9	$17
Other electric revenues(e)	6	4	4	4	3	1	—
Other natural gas revenues(e)	—	1	2	—	—	—	—
Total other revenues	$159	$1	$71	$69	$42	$10	$17
Total revenues for reportable segments	$1,667	$1,112	$1,257	$1,536	$710	$474	$353

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
(b)Includes operating revenues from affiliates in 2023 and 2022 respectively of:
•$3 million, $6 million at ComEd
•$1 million, $1 million at PECO
•$2 million, $2 million at BGE
•$3 million, $3 million at PHI
•$1 million, $1 million at Pepco
•$2 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2023 and 2022 respectively of:
•$1 million, less than a $1 million at PECO
•$1 million, $6 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
6. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended March 31, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2022	$327	$59	$105	$54	$109	$47	$21	$41
Plus: Current period provision for expected credit losses(a)	108	22	39	30	17	9	7	1
Less: Write-offs, net of recoveries(b)	46	7	14	11	14	7	2	5
Balance as of March 31, 2023	$389	$74	$130	$73	$112	$49	$26	$37

	Three Months Ended March 31, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2021	$320	$73	$105	$38	$104	$37	$18	$49
Plus: Current period provision for expected credit losses	110	26	31	26	27	11	7	9
Less: Write-offs, net of recoveries	41	7	11	5	18	8	1	9
Balance as of March 31, 2022	$389	$92	$125	$59	$113	$40	$24	$49
__________
(a)For PECO and BGE, the change in current period provision for expected credit losses is primarily a result of increased aging of receivables.
(b)Recoveries were not material to the Registrants.

The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended March 31, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2022	$82	$17	$9	$10	$46	$25	$7	$14
Plus: Current period provision for expected credit losses	14	2	3	4	5	3	1	1
Less: Write-offs, net of recoveries(a)	5	1	1	2	1	—	—	1
Balance as of March 31, 2023	$91	$18	$11	$12	$50	$28	$8	$14

	Three Months Ended March 31, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2021	$72	$17	$7	$9	$39	$16	$8	$15
Plus: Current period provision for expected credit losses	14	4	3	3	4	2	1	1
Less: Write-offs, net of recoveries	5	1	1	1	2	—	—	2
Balance as of March 31, 2022	$81	$20	$9	$11	$41	$18	$9	$14
__________
(a)Recoveries were not material to the Registrants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2023	$709	$237	$149	$149	$174	$74	$49	$51
December 31, 2022	912	223	219	247	223	103	74	46
__________
(a)Unbilled customer revenues are classified in Customer accounts receivable, net in the Registrants' Consolidated Balance Sheets.
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

	Total receivables purchased
	Exelon(a)	ComEd	PECO	BGE(a)	PHI	Pepco	DPL	ACE
Three months ended March 31, 2023	$1,108	$240	$309	$245	$314	$210	$56	$48
Three months ended March 31, 2022	1,044	248	292	222	282	174	57	51
__________
(a)Includes $4 million of receivables purchased from Generation prior to the separation on February 1, 2022 for the three months ended March 31, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
7. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended March 31, 2023(a)
	Exelon	ComEd	PECO(b)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	6.0	7.9	(1.4)	6.4	6.0	5.4	6.3	6.9
Plant basis differences	(4.0)	(0.3)	(15.2)	(0.7)	(1.8)	(2.5)	(1.0)	(0.9)
Excess deferred tax amortization	(6.3)	(5.7)	(2.4)	(5.4)	(7.0)	(8.4)	(8.8)	(2.0)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.3)	—	(0.5)	(0.4)	(0.4)	(0.4)	(0.3)
Other	0.6	0.3	0.4	(0.1)	0.3	0.5	(0.3)	0.4
Effective income tax rate	16.7%	22.8%	2.4%	20.6%	18.0%	15.6%	16.7%	25.0%

	Three Months Ended March 31, 2022(a)
	Exelon	ComEd	PECO(c)	BGE(c)	PHI	Pepco(c)	DPL	ACE(c)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit(d)	21.1	8.0	(0.1)	2.4	3.7	(4.5)	6.2	6.8
Plant basis differences	(3.6)	(0.6)	(11.3)	(0.9)	(1.6)	(2.6)	(0.7)	(1.3)
Excess deferred tax amortization	(11.5)	(6.3)	(3.2)	(17.6)	(17.7)	(17.4)	(19.4)	(22.2)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits(e)	1.7	(0.3)	—	(0.4)	(0.4)	(0.4)	(0.3)	(0.3)
Other(f)	2.6	—	—	(0.1)	0.2	(0.6)	0.1	(0.1)
Effective income tax rate	31.2%	21.7%	6.4%	4.3%	5.1%	(4.5)%	6.7%	3.7%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions.
(c)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions. For BGE, the lower effective tax rate is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits. For Pepco, the income tax benefit is primarily due to the Maryland and Washington, D.C. multi-year plans which resulted in the acceleration of certain income tax benefits. For ACE, the lower effective tax rate is primarily related to the acceleration of certain income tax benefits due to distribution rate case settlements.
(d)For Exelon, the higher state income taxes, net of federal income tax benefit, is primarily due to the long-term marginal state income tax rate change of approximately $67 million and the recognition of a valuation allowance of approximately $40 million against the net deferred tax asset position for certain standalone state filing jurisdiction as a result of the separation.
(e)For Exelon, reflects the income tax expense related to the write-off of federal tax credits subject to recapture of approximately $15 million as a result of the separation.
(f)For Exelon, primarily reflects the nondeductible transaction costs of approximately $19 million arising as part of the separation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
Unrecognized Tax Benefits
Exelon, PHI and ACE have the following unrecognized tax benefits as of March 31, 2023 and December 31, 2022. ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	Exelon(a)	PHI	ACE
March 31, 2023	$148	$59	$17
December 31, 2022	148	59	17
__________
(a)As of March 31, 2023 and December 31, 2022, Exelon recorded a receivable of $50 million in Other deferred debits and other assets in the Consolidated Balance Sheet for Constellation’s share of unrecognized tax benefits for periods prior to the separation.
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
As of March 31, 2023, ACE has $14 million of unrecognized state tax benefits that could significantly decrease within the 12 months after the reporting date based on the outcome of pending court cases involving other taxpayers. The unrecognized tax benefit, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.
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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the existing Exelon tax sharing agreement. As of March 31, 2023, Exelon recorded a payable of $18 million in Other current liabilities that is due to Constellation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the existing Exelon tax sharing agreement.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA provides that Exelon will reimburse Constellation when those allocated tax credit carryforwards are utilized. As of March 31, 2023, Exelon recorded a payable of $212 million and $319 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
Corporate Alternative Minimum Tax (All Registrants)
On August 16, 2022, the IRA was signed into law and implements a new corporate alternative minimum tax (CAMT) that imposes a 15.0% tax on modified GAAP net income. Corporations are entitled to a tax credit (minimum tax credit) to the extent the CAMT liability exceeds the regular tax liability. This amount can be carried forward indefinitely and used in future years when regular tax exceeds the CAMT.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
Beginning in 2023, Exelon and each of the Utility Registrants will be subject to and will report the CAMT on a separate Registrant basis in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Balance Sheets. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent Exelon’s consolidated deferred tax liabilities exceed the minimum tax credit carryforward. Exelon’s deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. Exelon is continuing to assess the financial statement impacts of the IRA and will update estimates based on future guidance issued by the U.S. Treasury.
8. Retirement Benefits (All Registrants)
Defined Benefit Pension and OPEB
The majority of the 2023 pension benefit cost for the Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 5.53%. The majority of the 2023 OPEB cost is calculated using an expected long-term rate of return on plan assets of 6.50% for funded plans and a discount rate of 5.51%.
During the first quarter of 2023, Exelon received an updated valuation of its pension and OPEB to reflect actual census data as of January 1, 2023. This valuation resulted in an increase to the pension obligation of $27 million and an increase to the OPEB obligation of $2 million. Additionally, AOCI increased by $10 million (after-tax) and regulatory assets and liabilities increased by $18 million and $1 million, respectively.
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three months ended March 31, 2023 and 2022.

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$39	$61	$6	$10
Interest cost	145	110	25	19
Expected return on assets	(189)	(209)	(21)	(25)
Amortization of:
Prior service cost (credit)	1	1	(2)	(5)
Actuarial loss	41	76	—	4
Net periodic benefit cost	$37	$39	$8	$3
The amounts below represent the Registrants' allocated pension and OPEB costs. For Exelon, the service cost component is included in Operating and maintenance expense and Property, plant, and equipment, net while the non-service cost components are included in Other, net and Regulatory assets. For the Utility Registrants, which apply multi-employer accounting, the service cost and non-service cost components are included in Operating and maintenance expense and Property, plant, and equipment, net in their consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Retirement Benefits

	Three Months Ended March 31,
Pension and OPEB Costs (Benefit)	2023	2022
Exelon	$45	$42
ComEd	6	16
PECO	(3)	(2)
BGE	14	11
PHI	24	13
Pepco	8	2
DPL	4	1
ACE	4	3
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
Savings Plan Employer Contributions	2023	2022
Exelon	$21	$20
ComEd	9	8
PECO	3	3
BGE	2	2
PHI	3	3
Pepco	1	1
DPL	1	1
ACE	—	—
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
__________
(a)See Note 3 — Regulatory Matters of the 2022 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material as of March 31, 2023 and December 31, 2022.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate and Other Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. In addition, Exelon Corporate may also utilize interest rate swaps to manage interest rate exposure and manage potential fluctuations in Electric operating revenues at the corporate level in consolidation, which are directly correlated to yields on U.S. Treasury bonds under ComEd's distribution formula rate. These interest rate swaps are accounted for as economic hedges. A hypothetical 50

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Derivative Financial Instruments
basis point change in the interest rates associated with Exelon's interest rate swaps as of March 31, 2023 would result in an immaterial impact to Exelon's Consolidated Net Income.
Below is a summary of the interest rate hedge balances as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other deferred debits (noncurrent assets)	$—	$3	$3
Total derivative assets	—	3	3
Mark-to-market derivative liabilities (current liabilities)	—	(1)	(1)
Mark-to-market derivative liabilities (noncurrent liabilities)	(1)	—	(1)
Total mark-to-market derivative liabilities	(1)	(1)	(2)
Total mark-to-market derivative net assets	$(1)	$2	$1

	December 31, 2022
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other deferred debits (noncurrent assets)	$6	$5	$11
Total derivative assets	6	5	11
Mark-to-market derivative liabilities (current liabilities)	—	(3)	(3)
Mark-to-market derivative liabilities (noncurrent liabilities)	(4)	—	(4)
Total mark-to-market derivative liabilities	(4)	(3)	(7)
Total mark-to-market derivative net assets	$2	$2	$4
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings. The total notional of the swaps issued as of December 31, 2022 was $1.27 billion. In January 2023, Exelon Corporate entered into $115 million notional of 5-year maturity floating-to-fixed swaps and $115 million notional of 10-year maturity floating-to-fixed swaps, for a total of $230 million designated as cash flow hedges. In February 2023, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $1.5 billion upon issuance of $2.5 billion of debt. See Note 10 – Debt and Credit Agreements for additional information on the debt issuance. Prior to the termination, the AOCI derivative gain was $7 million (net of tax). The settlements resulted in a cash receipt of $10 million, which will be amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the terms of the swaps. See Note 14 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
In March 2023, Exelon Corporate entered into $65 million notional of 5-year maturity floating-to-fixed swaps and $65 million 10-year maturity floating-to-fixed swaps, for a total of $130 million designated as cash flow hedges. The related AOCI derivative gain for the three months ended as of March 31, 2023 was immaterial.
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
Exelon Corporate enters into floating-to-fixed interest rate cap swaps to manage a portion of interest rate exposure in connection with existing borrowings. In the fourth quarter of 2022, Exelon Corporate entered into $1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Derivative Financial Instruments
billion notional of 18-month maturity floating-to-fixed interest rate cap swaps and $850 million notional of 6-month maturity floating-to-fixed interest rate cap swaps, for a total of $1.85 billion notional of floating-to-fixed interest rate cap swaps as of December 31, 2022. The 6-month maturity floating-to-fixed interest rate cap swaps of $850 million notional matured in March 2023. The total remaining notional of the swaps was $1 billion as of March 31, 2023.
Additionally, to manage potential fluctuations in Electric operating revenues related to ComEd's distribution formula rate, Exelon Corporate enters into 30-year constant maturity treasury interest rate (Corporate 30-year treasury) swaps. In the first quarter of 2023, Exelon Corporate entered into a total of $3.6 billion notional of calendar year 2023 Corporate 30-year treasury swaps. The total notional of the swaps issued was $4.1 billion and $500 million as of March 31, 2023 and December 31, 2022, respectively.
For the three months ended March 31, 2023, Exelon Corporate recognized the following net pre-tax mark-to-market gains (losses) which are also recognized in Net fair value changes related to derivatives in Exelon's Consolidated Statements of Cash Flows. Exelon had no swaps for the three months ended March 31, 2022.

Gain (Loss)
Income Statement Location	2023
Electric operating revenues	$1
Interest expense	(1)
Total	$—
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties decreased as of March 31, 2023 due to decreasing energy prices. The amount of cash collateral for PECO was immaterial as of March 31, 2023 and December 31, 2022. The following table reflects the Registrants' cash collateral held with external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Exelon	$81	$297
ComEd	73	77
BGE	1	23
PHI	8	197
Pepco	1	26
DPL	1	121
ACE	6	50
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of March 31, 2023, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of March 31, 2023, they could have been required to post collateral to their counterparties of $39 million, $73 million, and $14 million, respectively.

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
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements and bilateral credit agreements as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, ACE had no commercial paper borrowings:

	Outstanding Commercial Paper as of		Average Interest Rate on Commercial Paper Borrowings as of
Commercial Paper Issuer	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Exelon(a)	$807	$1,938	5.12%	4.77%
ComEd	409	427	5.09%	4.71%
PECO	145	239	5.04%	4.71%
BGE	243	409	5.24%	4.81%
PHI(b)	—	414	—%	4.78%
Pepco	—	299	—%	4.79%
DPL	—	115	—%	4.76%
__________
(a)Exelon Corporate had $10 million and $449 million in outstanding commercial paper borrowings as of March 31, 2023 and December 31, 2022, respectively.
(b)Represents the consolidated amounts of Pepco, DPL, and ACE.
Revolving Credit Agreements
Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. The following table reflects the credit agreements:

Borrower	Aggregate Bank Commitment	Interest Rate
Exelon Corporate	$900	SOFR plus 1.275%
ComEd	1,000	SOFR plus 1.000%
PECO	600	SOFR plus 0.900%
BGE	600	SOFR plus 0.900%
Pepco	300	SOFR plus 1.075%
DPL	300	SOFR plus 1.000%
ACE	300	SOFR plus 1.075%
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of March 31, 2023.
The Utility Registrants have credit facility agreements, arranged at minority and community banks, which are solely utilized to issue letters of credit. The new facility agreements have aggregate commitments of $40 million, $40 million, $15 million, $15 million, $15 million, and $15 million, at ComEd, PECO, BGE, Pepco, DPL, and ACE, respectively. These facilities expire on October 6, 2023.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Debt and Credit Agreements
See Note 16 — Debt and Credit Agreements of the 2022 Form 10-K for additional information on the Registrants' credit facilities.
Short-Term Loan Agreements
On March 23, 2017, Exelon Corporate entered into a term loan agreement for $500 million. The loan agreement was renewed in the first quarter of 2023 and was bifurcated into two tranches of $300 million on March 14, 2023 and $200 million on March 24, 2023. The agreements will expire on March 14, 2024 and March 22, 2024, respectively. Pursuant to the loan agreements, loans made thereunder bear interest at a variable rate equal to SOFR plus 0.90% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon's Consolidated Balance Sheets within Short-term borrowings.
On October 4, 2022, ComEd entered into a 364-day term loan agreement for $150 million with a variable rate equal to SOFR plus 0.75% and an expiration date of October 3, 2023. The proceeds from this loan were used to repay outstanding commercial paper obligations. The balance of the loan was repaid on January 13, 2023 in conjunction with the $400 million and $575 million First Mortgage Bond agreements that were entered into on January 3, 2023. Refer to the Issuance of Long-Term Debt table below for further information.
Long-Term Debt
Issuance of Long-Term Debt
During the three months ended March 31, 2023, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Notes	5.15%	March 15, 2028	$1,000	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes	5.30%	March 15, 2033	850	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes	5.60%	March 15, 2053	650	Repay existing indebtedness and for general corporate purposes.
ComEd	First Mortgage Bonds, Series 134	4.90%	February 1, 2033	400	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
ComEd	First Mortgage Bonds Series 135	5.30%	February 1, 2053	575	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
Pepco(a)	First Mortgage Bonds	5.30%	March 15, 2033	85	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.40%	March 15, 2038	40	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.57%	March 15, 2053	125	Repay existing indebtedness and for general corporate purposes.
DPL(b)	First Mortgage Bonds	5.30%	March 15, 2033	60	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.57%	March 15, 2053	65	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	5.57%	March 15, 2053	75	Repay existing indebtedness and for general corporate purposes.
__________
(a)On March 15, 2023, Pepco entered into a purchase agreement of First Mortgage Bonds of $100 million at 5.35% due on September 13, 2033. The closing date of the issuance is expected to occur in September 2023.
(b)On March 15, 2023, DPL entered into a purchase agreement of First Mortgage Bonds of $340 million, $75 million, and $110 million at 5.45%, 5.55% and 5.72% due on November 8, 2033, November 8, 2038, and November 8, 2053, respectively. The closing date of the issuance is expected to occur in November 2023.
Debt Covenants
As of March 31, 2023, the Registrants are in compliance with debt covenants.

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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of March 31, 2023 and December 31, 2022. The Registrants have no financial liabilities classified as Level 1 or measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	March 31, 2023				December 31, 2022
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$40,088	$33,224	$2,870	$36,094	$37,074	$29,902	$2,327	$32,229
ComEd	11,480	10,236	—	10,236	10,518	9,006	—	9,006
PECO	4,613	3,946	50	3,996	4,612	3,864	50	3,914
BGE	4,208	3,685	—	3,685	4,207	3,613	—	3,613
PHI	8,553	4,632	2,820	7,452	8,120	4,507	2,277	6,784
Pepco	3,995	2,295	1,507	3,802	3,751	2,229	1,205	3,434
DPL	2,061	1,183	604	1,787	1,938	1,164	458	1,622
ACE	1,831	935	709	1,644	1,757	909	614	1,523
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$392	$392	$390	$—	$384	$384
ComEd	205	—	207	207	205	—	204	204
PECO	184	—	185	185	184	—	180	180
__________
(a)Includes unamortized debt issuance costs, unamortized debt discount and premium, net, purchase accounting fair value adjustments, and finance lease liabilities which are not fair valued. Refer to Note 16 — Debt and Credit Agreements of the 2022 Form 10-K for unamortized debt issuance costs, unamortized debt discount and premium, net, and purchase accounting fair value adjustments and Note 10 — Leases of the 2022 Form 10-K for finance lease liabilities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2023 and December 31, 2022. The Registrants have no financial assets or liabilities measured using the NAV practical expedient:
Exelon

	As of March 31, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$523	$—	$—	$523	$664	$—	$—	$664
Rabbi trust investments
Cash equivalents	65	—	—	65	62	—	—	62
Mutual funds	49	—	—	49	49	—	—	49
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	56	41	97	—	58	40	98
Rabbi trust investments subtotal	114	63	41	218	111	65	40	216
Interest rate derivative assets
Derivatives designated as hedging instruments	—	—	—	—	—	6	—	6
Economic hedges	—	3	—	3	—	5	—	5
Interest rate derivative assets subtotal	—	3	—	3	—	11	—	11
Total assets	637	66	41	744	775	76	40	891
Liabilities
Mark-to-market derivative liabilities	—	—	(98)	(98)	—	—	(84)	(84)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	(1)	—	(1)	—	(4)	—	(4)
Economic hedges	—	(1)	—	(1)	—	(3)	—	(3)
Interest rate derivative liabilities subtotal	—	(2)	—	(2)	—	(7)	—	(7)
Deferred compensation obligation	—	(75)	—	(75)	—	(75)	—	(75)
Total liabilities	—	(77)	(98)	(175)	—	(82)	(84)	(166)
Total net assets (liabilities)	$637	$(11)	$(57)	$569	$775	$(6)	$(44)	$725
__________
(a)Exelon excludes cash of $482 million and $345 million as of March 31, 2023 and December 31, 2022, respectively, and restricted cash of $78 million and $81 million as of March 31, 2023 and December 31, 2022, respectively, and includes long-term restricted cash of $180 million and $117 million as of March 31, 2023 and December 31, 2022, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
As of March 31, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$454	$—	$—	$454	$11	$—	$—	$11	$1	$—	$—	$1
Rabbi trust investments
Mutual funds	—	—	—	—	8	—	—	8	9	—	—	9
Life insurance contracts	—	—	—	—	—	15	—	15	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	8	15	—	23	9	—	—	9
Total assets	454	—	—	454	19	15	—	34	10	—	—	10
Liabilities
Mark-to-market derivative liabilities(b)	—	—	(98)	(98)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(8)	—	(8)	—	(4)	—	(4)
Total liabilities	—	(8)	(98)	(106)	—	(8)	—	(8)	—	(4)	—	(4)
Total net assets (liabilities)	$454	$(8)	$(98)	$348	$19	$7	$—	$26	$10	$(4)	$—	$6

	ComEd				PECO				BGE
As of December 31, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$392	$—	$—	$392	$10	$—	$—	$10	$23	$—	$—	$23
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	7	—	—	7
Life insurance contracts	—	—	—	—	—	15	—	15	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	7	15	—	22	7	—	—	7
Total assets	392	—	—	392	17	15	—	32	30	—	—	30
Liabilities
Mark-to-market derivative liabilities(b)	—	—	(84)	(84)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(84)	(92)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$392	$(8)	$(84)	$300	$17	$8	$—	$25	$30	$(4)	$—	$26
__________
(a)ComEd excludes cash of $51 million and $42 million as of March 31, 2023 and December 31, 2022, respectively, and restricted cash of $73 million and $77 million as of March 31, 2023 and December 31, 2022, respectively, and includes long-term restricted cash of $180 million and $117 million as of March 31, 2023 and December 31, 2022, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO excludes cash of $25 million and $58 million as of March 31, 2023 and December 31, 2022, respectively. BGE excludes cash of $19 million and $43 million as of March 31, 2023 and December 31, 2022, respectively, and restricted cash of $1 million and $1 million as of March 31, 2023 and December 31, 2022, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $22 million and $76 million, respectively, as of March 31, 2023 and $5 million and $79 million, respectively, as of December 31, 2022 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	As of March 31, 2023				As of December 31, 2022
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$35	$—	$—	$35	$205	$—	$—	$205
Rabbi trust investments
Cash equivalents	62	—	—	62	59	—	—	59
Mutual funds	10	—	—	10	11	—	—	11
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	20	39	59	—	22	39	61
Rabbi trust investments subtotal	72	27	39	138	70	29	39	138
Total assets	107	27	39	173	275	29	39	343
Liabilities
Deferred compensation obligation	—	(13)	—	(13)	—	(14)	—	(14)
Total liabilities	—	(13)	—	(13)	—	(14)	—	(14)
Total net assets	$107	$14	$39	$160	$275	$15	$39	$329

	Pepco				DPL				ACE
As of March 31, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$26	$—	$—	$26	$1	$—	$—	$1	$1	$—	$—	$1
Rabbi trust investments
Cash equivalents	61	—	—	61	—	—	—	—	—	—	—	—
Life insurance contracts	—	20	39	59	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	61	20	39	120	—	—	—	—	—	—	—	—
Total assets	87	20	39	146	1	—	—	1	1	—	—	1
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$87	$19	$39	$145	$1	$—	$—	$1	$1	$—	$—	$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
As of December 31, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$51	$—	$—	$51	$121	$—	$—	$121	$1	$—	$—	$1
Rabbi trust investments
Cash equivalents	59	—	—	59	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	38	60	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	59	22	38	119	—	—	—	—	—	—	—	—
Total assets	110	22	38	170	121	—	—	121	1	—	—	1
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$110	$21	$38	$169	$121	$—	$—	$121	$1	$—	$—	$1
__________
(a)PHI excludes cash of $358 million and $165 million as of March 31, 2023 and December 31, 2022, respectively, and restricted cash of $3 million and $3 million as of March 31, 2023 and December 31, 2022, respectively. Pepco excludes cash of $124 million and $45 million as of March 31, 2023 and December 31, 2022, respectively, and restricted cash of $3 million and $3 million as of March 31, 2023 and December 31, 2022, respectively. DPL excludes cash of $142 million and $31 million as of March 31, 2023 and December 31, 2022, respectively. ACE excludes cash of $70 million and $71 million as of March 31, 2023 and December 31, 2022, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2023 and 2022:

	Exelon	ComEd		PHI and Pepco
Three Months Ended March 31, 2023	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of December 31, 2022	$(44)	$(84)		$40
Total realized / unrealized gains
Included in net income(a)	1	—		1
Included in regulatory assets/liabilities	(14)	(14)	(b)	—
Balance as of March 31, 2023	$(57)	$(98)	(c)	$41
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities as of March 31, 2023	$1	$—		$1

	Exelon	ComEd		PHI and Pepco
Three Months Ended March 31, 2022	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of December 31, 2021	$(182)	$(219)		$35
Total realized / unrealized gains
Included in net income(a)	1	—		1
Included in regulatory assets	75	75	(b)	—
Transfers out of Level 3	(1)	—		—
Balance as of March 31, 2022	$(107)	$(144)		$36
The amount of total gains included in income attributed to the change in unrealized gain related to assets and liabilities as of March 31, 2022	$1	$—		$1
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $25 million of decreases in fair value and an increase for realized gains due to settlements of $11 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2023. Includes $69 million of increases in fair value and an increase for realized losses due to settlements of $6 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2022.
(c)The balance consists of a current and noncurrent liability of $22 million and $76 million, respectively, as of March 31, 2023.

Valuation Techniques Used to Determine Fair Value
Exelon’s valuation techniques used to measure the fair value of the assets and liabilities shown in the tables below are in accordance with the policies discussed in Note 17 — Fair Value of Financial Assets and Liabilities of the 2022 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Mark-to-Market Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value as of March 31, 2023	Fair Value as of December 31, 2022	Valuation Technique	Unobservable Input	2023 Range & Arithmetic Average				2022 Range & Arithmetic Average
Mark-to-market derivatives	$(98)	$(84)	Discounted Cash Flow	Forward power price(a)	$22.49	-	$83.26	$47.69	$34.78	-	$75.71	$48.44
________
(a)An increase to the forward power price would increase the fair value.

12. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 18 — Commitments and Contingencies of the 2022 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE as of March 31, 2023:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	48	42	37	3	2
__________
(a)Remaining commitments extend through 2026 and include rate credits, energy efficiency programs and delivery system modernization.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments as of March 31, 2023, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2023	2024	2025	2026	2027	2028 and beyond
Exelon
Letters of credit	$19	$17	$2	$—	$—	$—	$—
Surety bonds(a)	205	190	15	—	—	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	29	—	5	6	5	4	9
Total commercial commitments	$631	$207	$22	$6	$5	$4	$387

ComEd
Letters of credit	$12	$10	$2	$—	$—	$—	$—
Surety bonds(a)	47	42	5	—	—	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$259	$52	$7	$—	$—	$—	$200

PECO
Letters of credit	$1	$1	$—	$—	$—	$—	$—
Surety bonds(a)	2	1	1	—	—	—	—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$181	$2	$1	$—	$—	$—	$178

BGE
Letters of credit	$2	$2	$—	$—	$—	$—	$—
Surety bonds(a)	3	2	1	—	—	—	—
Total commercial commitments	$5	$4	$1	$—	$—	$—	$—

PHI
Surety bonds(a)	$95	$90	$5	$—	$—	$—	$—
Guaranteed lease residual values(b)	29	—	5	6	5	4	9
Total commercial commitments	$124	$90	$10	$6	$5	$4	$9

Pepco
Surety bonds(a)	$84	$84	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	10	—	2	2	2	1	3
Total commercial commitments	$94	$84	$2	$2	$2	$1	$3

DPL
Surety bonds(a)	$6	$2	$4	$—	$—	$—	$—
Guaranteed lease residual values(b)	12	—	2	2	2	2	4
Total commercial commitments	$18	$2	$6	$2	$2	$2	$4

ACE
Surety bonds(a)	$5	$4	$1	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	—	1	2	1	1	2
Total commercial commitments	$12	$4	$2	$2	$1	$1	$2
__________
(a)Surety bonds — Guarantees issued related to contract and commercial agreements, excluding bid bonds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
(b)Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 9 years. The maximum potential obligation at the end of the minimum lease term would be $65 million guaranteed by Exelon and PHI, of which $21 million, $27 million, and $17 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
As of March 31, 2023 and December 31, 2022, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	March 31, 2023		December 31, 2022
	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation
Exelon	$421	$343	$409	$355
ComEd	313	312	325	324
PECO	25	23	25	23
BGE	9	8	9	8
PHI	70	—	46	—
Pepco	68	—	44	—
DPL	1	—	1	—
ACE	1	—	1	—
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
Pursuant to an internal agreement between the Pepco Entities, since 2013, Pepco has performed the work required by the Consent Decree and has been reimbursed for that work by an agreed upon allocation of costs between the Pepco Entities. In September 2019, the Pepco Entities issued a draft “final” RI report which DOEE approved on February 3, 2020. The Pepco Entities are completing a FS to evaluate possible remedial alternatives for submission to DOEE. In October 2022, DOEE approved dividing the work to complete the landside portion of the FS from the waterside portion to expedite the overall schedule for completion of the project. After completion and approval of the landside FS, now scheduled for September 2023, DOEE will prepare a Proposed Plan for public comment and then issue a Record of Decision (ROD) identifying any further response actions determined to be necessary to address any landside issues. The DOEE will issue a separate ROD for the waterside FS when that work is completed which is now anticipated to be by March 31, 2024.
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
On July 15, 2022, Pepco received a letter from the District of Columbia's Office of the Attorney General (D.C. OAG) on behalf of DOEE conveying a settlement offer to resolve all PRPs' liability to the District of Columbia (District) for their past costs and their anticipated future costs to complete the work for the Interim ROD. Pepco responded on July 27, 2022 to enter into settlement discussions. Since that time Exelon and the other PRPs at the site have exchanged letters with the D.C. OAG exploring potential settlement options. Those discussions are ongoing. Exelon, PHI, and Pepco have determined that it is probable that costs for remediation will be incurred and have accrued a liability for management's best estimate of its share of the costs. Pepco concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
In addition to the activities associated with the remedial process outlined above, CERCLA separately requires federal and state (here including Washington, D.C.) Natural Resource Trustees (federal or state agencies designated by the President or the relevant state, respectively, or Indian tribes) to conduct an assessment of any damages to natural resources within their jurisdiction as a result of the contamination that is being remediated. The Trustees can seek compensation from responsible parties for such damages, including restoration costs. During the second quarter of 2018, Pepco became aware that the Trustees are in the beginning stages of a NRD assessment, a process that often takes many years beyond the remedial decision to complete. Pepco has entered into negotiations with the Trustees to evaluate possible incorporation of NRD assessment and restoration as part of its remedial activities associated with the Benning site to accelerate the NRD benefits for that portion of the Anacostia River Sediment Project (ARSP) assessment. Pepco has concluded that a loss associated with the eventual NRD assessment is reasonably possible. Due to the very early stage of the assessment process, Pepco cannot reasonably estimate the final range of loss potentially resulting from this process.
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
•Three putative class action lawsuits against ComEd and Exelon were filed in Illinois state court in the third quarter of 2020 seeking restitution and compensatory damages on behalf of ComEd customers. The cases were consolidated into a single action in October of 2020. In November 2020, CUB filed a motion to intervene in the cases pursuant to an Illinois statute allowing CUB to intervene as a party or otherwise participate on behalf of utility consumers in any proceeding which affects the interest of utility consumers. On November 23, 2020, the court allowed CUB’s intervention, but denied CUB's request to stay these cases. Plaintiffs subsequently filed a consolidated complaint, and ComEd and Exelon filed a motion to dismiss on jurisdictional and substantive grounds on January 11, 2021. Briefing on that motion was completed on March 2, 2021. The parties agreed, on March 25, 2021, along with the federal court plaintiffs discussed above, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. On December 23, 2021, the state court granted ComEd and Exelon's motion to dismiss with prejudice. On December 30, 2021, plaintiffs filed a motion to reconsider that dismissal and for permission to amend their complaint. The court denied the plaintiffs' motion on January 21, 2022. Plaintiffs have appealed the court's ruling dismissing their complaint to the First District Court of Appeals. On February 15, 2022, Exelon and ComEd moved to dismiss the federal plaintiffs' refiled state law claims, seeking dismissal on the same legal grounds asserted in their motion to dismiss the original state court plaintiffs' complaint. The court granted dismissal of the refiled state claims on February 16, 2022. The original federal plaintiffs appealed that dismissal on February 18, 2022. The two state appeals were consolidated on March 21, 2022. The appellate briefing is complete and the parties are awaiting oral argument and/or a decision.
•On November 3, 2022, a plaintiff filed a putative class action complaint in Lake County, Illinois Circuit Court against ComEd and Exelon for unjust enrichment and deceptive business practices in connection with the conduct giving rise to the DPA. Plaintiff seeks an accounting and disgorgement of any benefits ComEd allegedly obtained from said conduct. Plaintiff served initial discovery requests on ComEd in December 2022, to which ComEd has responded. ComEd and Exelon filed a motion to dismiss the Complaint on February 3, 2023. The parties fully briefed the motion, and on April 21, 2023, the court heard oral argument on the motion. The court expects to issue its ruling on the motion to dismiss on or before June 9, 2023.
•A putative class action lawsuit against Exelon and certain officers of Exelon and ComEd was filed in federal court in December 2019 alleging misrepresentations and omissions in Exelon’s SEC filings

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
related to ComEd’s lobbying activities and the related investigations. The complaint was amended on September 16, 2020, to dismiss two of the original defendants and add other defendants, including ComEd. Defendants filed a motion to dismiss in November 2020. The court denied the motion in April 2021. On May 26, 2021, defendants moved the court to certify its order denying the motion to dismiss for interlocutory appeal. Briefing on the motion was completed in June 2021. That motion was denied on January 28, 2022. In May 2021, the parties each filed respective initial discovery disclosures. On June 9, 2021, defendants filed their answer and affirmative defenses to the complaint and the parties engaged thereafter in discovery. On September 9, 2021, the U.S. government moved to intervene in the lawsuit and stay discovery until the parties entered into an amendment to their protective order that would prohibit the parties from requesting discovery into certain matters, including communications with the U.S. government. The court ordered said amendment to the protective order on November 15, 2021 and discovery resumed. The court further amended the protective order on October 17, 2022 and extended it until May 15, 2023. The next court status is set for June 27, 2023. Based on recent developments, management has determined that a probable loss exists for this matter in the amount of $173 million. Management anticipates that such loss would be fully covered by insurance. The probable loss and the expected insurance recovery are reflected in Exelon's Consolidated Balance Sheets within Accrued expenses and Other accounts receivable, respectively.
•Several shareholders have sent letters to the Exelon Board of Directors since 2020 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. On October 12, 2021, the parties to the derivative action filed an agreed motion to stay that litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. The stay has been extended several times. On March 27, 2023, the court issued an order further extending the stay until June 9, 2023, with a status report due by May 31, 2023. The parties participated in a mediation in February 2023 and efforts to resolve the matter remain ongoing. On April 26 and May 1, 2023, two additional demand letter shareholders each filed a separate derivative lawsuit against current and former Exelon and ComEd officers and directors, and certain third parties, and against Exelon as nominal defendant, asserting claims similar to those made in their respective demand letters.
•Several shareholders have sent requests seeking review of certain Exelon books and records since August 2021. Exelon has responded to each request.
Except as noted above, no loss contingencies have been reflected in Exelon's and ComEd's consolidated financial statements with respect to these matters, as such contingencies are neither probable nor reasonably estimable at this time.
In August 2022, the ICC concluded its investigation initiated on August 12, 2021 into rate impacts of conduct admitted in the DPA, including the costs recovered from customers related to the DPA and Exelon's funding of the fine paid by ComEd. On August 17, 2022, the ICC issued its final order accepting ComEd's voluntary customer refund offer of approximately $38 million (of which about $31 million is ICC jurisdictional; the remaining balance is FERC jurisdictional) that resolves the question of whether customer funds were used for DPA related activities. The customer refund includes the cost of every individual or entity that was either (i) identified in the DPA or (ii) identified by ComEd as an associate of the former Speaker of the Illinois House of Representatives in the ICC proceeding. The ICC rejected an argument by the Illinois Attorney General, City of Chicago, and CUB that a costly permanent adjustment also needed to be made to ComEd's ratemaking capital structure on account of Exelon having funded ComEd's payment of the DPA fine with an equity infusion. On October 6, the ICC denied the application for rehearing filed by the Illinois Attorney General, City of Chicago, and CUB that specifically focused on their capital structure argument. The window to file an appeal on the ICC final order has expired and the ICC’s DPA investigation is now closed. An accrual for the amount of the customer refund has been recorded in Regulatory liabilities and Regulatory assets in Exelon’s and ComEd’s Consolidated Balance Sheets as of March 31, 2023. The ICC jurisdictional refund is being made to customers during the April 2023 billing cycle, as required by the ICC. The FERC jurisdictional refund will be made as part of the next transmission formula rate

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
update proceeding in 2023. The customer refund will not be recovered in rates or charged to customers and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon.
Savings Plan Claim (Exelon). On December 6, 2021, seven current and former employees filed a putative ERISA class action suit in U.S. District Court for the Northern District of Illinois against Exelon, its Board of Directors, the former Board Investment Oversight Committee, the Corporate Investment Committee, individual defendants, and other unnamed fiduciaries of the Exelon Corporation Employee Savings Plan (Plan). The complaint alleges that the defendants violated their fiduciary duties under the Plan by including certain investment options that allegedly were more expensive than and underperformed similar passively-managed or other funds available in the marketplace and permitting a third-party administrative service provider/recordkeeper and an investment adviser to charge excessive fees for the services provided. The plaintiffs seek declaratory, equitable and monetary relief on behalf of the Plan and participants. On February 16, 2022, the court granted the parties' stipulated dismissal of the individual named defendants without prejudice. The remaining defendants filed a motion to dismiss the complaint on February 25, 2022. On March 4, 2022, the Chamber of Commerce filed a brief of amicus curiae in support of the defendants' motion to dismiss. On September 22, 2022, the court granted Exelon’s motion to dismiss without prejudice. The court granted plaintiffs leave until October 31, 2022 to file an amended complaint, which was later extended to November 30, 2022. Plaintiffs filed their amended complaint on November 30, 2022. Defendants filed their motion to dismiss the amended complaint on January 20, 2023. Briefing on the motion to dismiss is now complete and the parties await a ruling. No loss contingencies have been reflected in Exelon’s consolidated financial statements with respect to this matter, as such contingencies are neither probable nor reasonably estimable at this time.
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
13. Shareholders' Equity (Exelon)
At-the-Market (ATM) Program
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common Stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of Common Stock under the Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the Equity Distribution Agreement. As of March 31, 2023, Exelon has not issued any shares of Common Stock under the ATM program and has not entered into any forward sale agreements.
14. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

Three Months Ended March 31, 2023	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance as of December 31, 2022	$2	$(640)	$—	$(638)
OCI before reclassifications	6	(10)	—	(4)
Amounts reclassified from AOCI	—	3	—	3
Net current-period OCI	6	(7)	—	(1)
Balance as of March 31, 2023	$8	$(647)	$—	$(639)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2022	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance as of December 31, 2021	$(6)	$(2,721)	$(23)	$(2,750)
Separation of Constellation	6	1,994	23	2,023
Amounts reclassified from AOCI	—	14	—	14
Net current-period OCI	—	14	—	14
Balance as of March 31, 2022	$—	$(713)	$—	$(713)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. Additionally, as of February 1, 2022, in connection with the separation, Exelon's pension and OPEB plans were remeasured. See Note 14 — Retirement Benefits of the 2022 Form 10-K and Note 8 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended March 31,
	2023	2022
Pension and non-pension postretirement benefit plans:
Actuarial loss reclassified to periodic benefit cost	$(1)	$(5)
Pension and non-pension postretirement benefit plans valuation adjustment	3	—
Unrealized gain on cash flow hedges	(1)	—
15. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2023
Utility taxes(a)	$220	$74	$40	$29	$77	$68	$8	$1
Property	99	10	4	50	35	24	11	—
Payroll	32	7	5	5	7	2	1	1

Three Months Ended March 31, 2022
Utility taxes(a)	$221	$78	$38	$27	$78	$70	$7	$1
Property	94	10	4	46	34	23	10	1
Payroll	37	7	4	4	7	2	1	1
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Other, Net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2023
AFUDC — Equity	$38	$10	$6	$3	$19	$14	$2	$3
Non-service net periodic benefit cost	(1)	—	—	—	—	—	—	—

Three Months Ended March 31, 2022
AFUDC — Equity	$36	$8	$7	$6	$15	$11	$2	$2
Non-service net periodic benefit cost	17	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization, and accretion
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2023
Property, plant, and equipment(b)	$680	$267	$95	$124	$180	$76	$51	$47
Amortization of regulatory assets(b)	178	71	3	43	61	32	9	20
Amortization of intangible assets, net(b)	2	—	—	—	—	—	—	—
Total depreciation and amortization	$860	$338	$98	$167	$241	$108	$60	$67

Three Months Ended March 31, 2022
Property, plant, and equipment(b)	$726	$254	$88	$117	$164	$72	$45	$41
Amortization of regulatory assets(b)	179	67	4	54	54	36	12	6
Amortization of intangible assets, net(b)	6	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	3	—	—	—	—	—	—	—
Nuclear fuel(d)	66	—	—	—	—	—	—	—
ARO accretion(e)	44	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$1,024	$321	$92	$171	$218	$108	$57	$47
__________
(a)Exelon's 2022 amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.
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
(d)Included in Purchased fuel expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.
(e)Included in Operating and maintenance expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2023
Pension and OPEB costs (benefit)	$45	$6	$(3)	$14	$24	$8	$4	$4
Allowance for credit losses	70	—	37	18	15	7	5	3
True-up adjustments to decoupling mechanisms and formula rates(b)	(282)	(153)	4	(65)	(68)	(39)	(11)	(18)
Long-term incentive plan	2	—	—	—	—	—	—	—
Amortization of operating ROU asset	10	1	—	1	7	1	2	1
Change in environmental liabilities	25	—	—	—	25	25	—	—
AFUDC — Equity	(38)	(10)	(6)	(3)	(19)	(14)	(2)	(3)

Three Months Ended March 31, 2022
Pension and OPEB costs (benefit)	$44	$16	$(2)	$12	$13	$2	$1	$3
Allowance for credit losses	78	17	27	18	18	9	6	3
Other decommissioning-related activity	36	—	—	—	—	—	—	—
Energy-related options	60	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(29)	(40)	(6)	12	5	7	1	(3)
Long-term incentive plan	25	—	—	—	—	—	—	—
Amortization of operating ROU asset	23	1	—	7	7	2	2	1
AFUDC — Equity	(36)	(8)	(7)	(6)	(15)	(11)	(2)	(2)
__________
(a)Exelon's 2022 amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.
(b)For ComEd, reflects the true-up adjustments in regulatory assets and liabilities associated with its distribution, energy efficiency, distributed generation, and transmission formula rates. For PECO, reflects the change in regulatory assets and liabilities associated with its transmission formula rates. For BGE, Pepco, DPL, and ACE, reflects the change in regulatory assets and liabilities associated with their decoupling mechanisms and transmission formula rates. See Note 3 — Regulatory Matters of the 2022 Form 10-K for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information
The following tables provide a reconciliation of cash, cash equivalents, and restricted cash reported within the Registrants’ Consolidated Balance Sheets that sum to the total of the same amounts in their Consolidated Statements of Cash Flows.

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2023
Cash and cash equivalents	$522	$75	$27	$20	$367	$126	$142	$71
Restricted cash and cash equivalents	381	323	9	1	29	27	1	—
Restricted cash included in other deferred debits and other assets	180	180	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,083	$578	$36	$21	$396	$153	$143	$71

December 31, 2022
Cash and cash equivalents	$407	$67	$59	$43	$198	$45	$31	$72
Restricted cash and cash equivalents	566	327	9	24	175	54	121	—
Restricted cash included in other deferred debits and other assets	117	117	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,090	$511	$68	$67	$373	$99	$152	$72

March 31, 2022
Cash and cash equivalents	$2,476	$343	$26	$41	$796	$502	$120	$168
Restricted cash and cash equivalents	430	246	8	34	106	34	73	—
Restricted cash included in other deferred debits and other assets	92	92	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$2,998	$681	$34	$75	$902	$536	$193	$168

December 31, 2021
Cash and cash equivalents	$672	$131	$36	$51	$136	$34	$28	$29
Restricted cash and cash equivalents	321	210	8	4	77	34	43	—
Restricted cash included in other deferred debits and other assets	44	43	—	—	—	—	—	—
Cash, restricted cash, and cash equivalents from discontinued operations	582	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,619	$384	$44	$55	$213	$68	$71	$29
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2022 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2023
Compensation-related accruals(a)	$359	$107	$43	$42	$59	$18	$11	$10
Taxes accrued	214	102	3	83	94	67	14	16
Interest accrued	373	78	44	45	75	35	22	16

December 31, 2022
Compensation-related accruals(a)	$613	$179	$81	$79	$104	$29	$20	$16
Taxes accrued	211	92	10	34	70	52	8	12
Interest accrued	338	124	47	42	61	32	9	14
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.

16. Related Party Transactions (All Registrants)
Utility Registrants' expense with Generation
The Utility Registrants incurred expenses from transactions with the Generation affiliate as described in the footnotes to the table below prior to separation on February 1, 2022. Such expenses were primarily recorded as Purchased power from affiliate and an immaterial amount recorded as Operating and maintenance expense from affiliates at the Utility Registrants. Effective February 1, 2022, Generation is no longer considered a related party.

Three Months Ended March 31,
2022
ComEd(a)	$59
PECO(b)	33
BGE(c)	18
PHI	51
Pepco(d)	39
DPL(e)	10
ACE(f)	2
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

Note 16 — Related Party Transactions

Service Company Costs for Corporate Support
The Registrants receive a variety of corporate support services from BSC. Pepco, DPL, and ACE also receive corporate support services from PHISCO. See Note 1 — Significant Accounting Policies for additional information regarding BSC and PHISCO.
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates		Capitalized costs
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Exelon
BSC			$175	$205
PHISCO			24	19
ComEd
BSC	$83	$85	81	85
PECO
BSC	51	49	30	36
BGE
BSC	54	51	24	38
PHI
BSC	42	50	40	46
PHISCO	—	—	24	19
Pepco
BSC	27	29	14	17
PHISCO	30	29	11	8
DPL
BSC	17	18	10	14
PHISCO	24	24	7	6
ACE
BSC	14	15	14	15
PHISCO	22	21	6	5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Related Party Transactions

Current Receivables from/Payables to affiliates
The following tables present current Receivables from affiliates and current Payables to affiliates:
March 31, 2023

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$78	$—	$6	$84
PECO	$—		—	—	—	1	39	—	8	48
BGE	—	—		—	—	—	35	—	2	37
PHI	—	—	—	—	—	—	7	—	10	17
Pepco	—	—	—		—	—	22	15	1	38
DPL	—	1	—	—		—	13	12	—	26
ACE	—	1	—	1	—		13	11	—	26
Other	3	—	—	—	—	1	—	1		5
Total	$3	$2	$—	$1	$—	$2	$207	$39	$27	$281
December 31, 2022

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$66	$—	$8	$74
PECO	$—		—	—	—	—	39	—	3	42
BGE	—	—		—	—	—	38	—	1	39
PHI	—	—	—	—	—	—	4	—	10	14
Pepco	—	—	—		—	—	20	13	1	34
DPL	—	2	—	—		—	12	8	—	22
ACE	—	2	—	—	—		14	9	1	26
Other	3	—	—	—	—	1	—	—		4
Total	$3	$4	$—	$—	$—	$1	$193	$30	$24	$255
Borrowings from Exelon/PHI intercompany money pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing both Exelon and PHI operate an intercompany money pool. PECO and PHI Corporate participate in the Exelon intercompany money pool. Pepco, DPL, and ACE participate in the PHI intercompany money pool.
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	March 31, 2023			December 31, 2022
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except per share data, unless otherwise noted)
Exelon
Executive Overview
Exelon is a utility services holding company engaged in the energy transmission and distribution businesses through ComEd, PECO, BGE, Pepco, DPL, and ACE.
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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders from continuing operations and the Utility Registrants' Net income for the three months ended March 31, 2023 compared to the same period in 2022. For additional information regarding the financial results for the three months ended March 31, 2023 and 2022 see the discussions of Results of Operations by Registrant.

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
Exelon	$669	$481	$188
ComEd	241	188	53
PECO	166	206	(40)
BGE	200	198	2
PHI	155	130	25
Pepco	65	46	19
DPL	60	56	4
ACE	33	26	7
Other(a)	(93)	(241)	148
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.
The separation of Constellation, including Generation and its subsidiaries, meets the criteria for discontinued operations and as such, Generation's results of operations are presented as discontinued operations and have been excluded from Exelon's continuing operations for the three months ended March 31, 2022 presented in the table above. See Note 1 — Significant Accounting Policies and Note 2 — Discontinued Operations for additional information.
Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Such costs are included in Other in the table above and were $28 million on a pre-tax basis, for the three months ended March 31, 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Net income attributable to common shareholders from continuing operations increased by $188 million and diluted earnings per average common share from continuing operations increased to $0.67 in 2023 from $0.49 in 2022 primarily due to:
•Higher electric distribution formula rate earnings from higher allowed ROE due to an increase in U.S. treasury rates and impacts of higher rate base at ComEd;
•The favorable impacts of rate increases at PECO, BGE, and PHI;
•Lower BSC costs presented in Exelon’s continuing operations, which were previously allocated to Generation but did not qualify as discontinued operation expenses per the accounting rules; and
•Carrying costs related to the CMC regulatory assets at ComEd.
The increases were partially offset by:
•Unfavorable weather at PECO and PHI;
•Higher interest expense at BGE and Exelon Corporate;
•An increase in environmental liabilities at Pepco;
•Higher depreciation expense at PECO; and
•Higher credit loss expense at PECO.
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

The following tables provide a reconciliation between Net income attributable to common shareholders from continuing operations as determined in accordance with GAAP and Adjusted (non-GAAP) operating earnings for the three months ended March 31, 2023 compared to the same period in 2022:

	Three Months Ended March 31,
	2023		2022
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders from Continuing Operations	$669	$0.67	$481	$0.49
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $0)	(1)	—	—	—
Change in Environmental Liabilities (net of taxes of $7)	18	0.02	—	—
ERP System Implementation Costs (net of taxes of $0)(a)	—	—	1	—
Change in FERC Audit Liability (net of taxes of $4)	11	0.01	—	—
Separation Costs (net of taxes of $0 and $7, respectively)(b)	(1)	—	17	0.02
Income Tax-Related Adjustments (entire amount represents tax expense)(c)	—	—	134	0.14
Adjusted (non-GAAP) Operating Earnings	$696	$0.70	$634	$0.64
__________
Note:
Amounts may not sum due to rounding.
Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net Income and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. The marginal statutory income tax rates for 2023 and 2022 ranged from 24.0% to 29.0%.

(a)Reflects costs related to a multi-year ERP system implementation, which are recorded in Operating and maintenance expense.
(b)Represents costs related to the separation primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs, which are recorded in Operating and maintenance expense.
(c)In connection with the separation, Exelon recorded an income tax expense primarily due to the long-term marginal state income tax rate change, the recognition of valuation allowances against the net deferred tax assets positions for certain standalone state filing jurisdictions, and nondeductible transaction costs.

Significant 2023 Transactions and Developments
Separation
On February 21, 2021, Exelon’s Board of Directors approved a plan to separate the Utility Registrants and Generation, creating two publicly traded companies (“the separation”). Exelon completed the separation on February 1, 2022. Constellation was newly formed and incorporated in Pennsylvania on June 15, 2021 for the purpose of separation and holds Generation. The separation represented a strategic shift that would have a major effect on Exelon’s operations and financial results. Accordingly, the separation met the criteria for discontinued operations. See Note 2 — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for additional information on the separation and discontinued operations.
In connection with the separation, Exelon incurred separation (benefit)/costs impacting continuing operations of $(1) million and $24 million on a pre-tax basis for the three months ended March 31, 2023 and 2022, respectively, which are recorded in Operating and maintenance expense. Total separation costs impacting continuing operations for the remainder of 2023 are not expected to be material. These costs are excluded from Adjusted (non-GAAP) Operating Earnings. The separation costs are primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs.

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
The following tables show the Utility Registrants’ completed and pending distribution base rate case proceedings in 2023. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	April 15, 2022	Electric	$199	$199	7.85%	November 17, 2022	January 1, 2023
PECO - Pennsylvania	March 31, 2022	Natural Gas	82	55	N/A	October 27, 2022	January 1, 2023
BGE - Maryland	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland	May 19, 2022	Electric	38	29	9.60%	December 14, 2022	January 1, 2023

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	January 17, 2023	Electric	$1,472	10.50% to 10.65%	Fourth quarter of 2023
ComEd - Illinois	April 21, 2023	Electric	247	8.91%	Fourth quarter of 2023
BGE - Maryland	February 17, 2023	Electric	313	10.40%	Fourth quarter of 2023
		Natural Gas	289	10.40%
Pepco - District of Columbia	April 13, 2023	Electric	191	10.50%	First quarter of 2024
DPL - Delaware	December 15, 2022 (amended February 28, 2023)	Electric	48	10.50%	Second quarter of 2024
ACE - New Jersey	February 15, 2023	Electric	105	10.50%	First quarter of 2024
Transmission Formula Rates
For 2023, the following increases/(decreases) were included in BGE's annual electric transmission formula rate updates. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase	Annual Reconciliation Decrease	Total Revenue Requirement Increase	Allowed Return on Rate Base	Allowed ROE
BGE	$19	$(12)	$4	7.34%	10.50%
ComEd's FERC Audit
The Utility Registrants are subject to periodic audits and investigations by FERC. FERC’s Division of Audits and Accounting initiated a nonpublic audit of ComEd in May 2021 evaluating ComEd’s compliance with (1) approved terms, rates and conditions of its federally regulated service; (2) accounting requirements of the Uniform System of Accounts; (3) reporting requirements of the FERC Form 1; and (4) the requirements for record retention. The audit covered the period from January 1, 2017 through August 31, 2022. On January 17 and February 21, 2023, ComEd was provided with information on a series of potential findings, including concerning ComEd's methodology regarding the allocation of certain overhead costs to capital under FERC regulations. As of March 31, 2023, ComEd has continued discussions with FERC staff and determined that a loss is probable and has recorded a liability that reflects management's best estimate. The final outcome and resolution of the findings or of the audit itself cannot be predicted and the results, while not reasonably estimable at this time, could be material to the Exelon and ComEd financial statements. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Other Key Business Drivers and Management Strategies
The following discussion of other key business drivers and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business in the 2022 Form 10-K, ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Key Business Drivers and Management Strategies in the 2022 Form 10-K, and Note 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in this report for additional information on various environmental matters.
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
Infrastructure Investment and Jobs Act
On November 15, 2021, President Biden signed the $1.2 trillion IIJA into law. IIJA provides for approximately $550 billion in new federal spending. Categories of funding include funding for a variety of infrastructure needs, including but not limited to: (1) power and grid reliability and resilience, (2) resilience for cybersecurity to address critical infrastructure needs, and (3) electric vehicle charging infrastructure for alternative fuel corridors. Federal agencies are developing guidelines to implement spending programs under IIJA. The time needed to develop these guidelines will vary with some limited program applications opened as early as the first quarter of 2022. The Registrants are continuing to analyze the legislation and considering possible opportunities to apply for funding, either directly or in potential collaborations with state and/or local agencies and key stakeholders. The Registrants cannot predict the ultimate timing and success of securing funding from programs under IIJA.
In September 2022, ComEd and BGE applied for the MMG, which establishes and funds construction, improvement, or acquisition of middle mile broadband infrastructure which creates high-speed internet services. The MMG addresses inequitable broadband access by expansion and extension of the middle mile infrastructure in underserved communities. The grant process is expected to be highly competitive, and therefore, ComEd and

BGE cannot predict how many of their total applications will be approved as filed or the precise timing of receiving any funds if they are awarded a grant.
In March 2023, Exelon, ComEd and PHI submitted three applications related to the Smart Grid Grants program under section 40107 of IIJA. These applications are focused on replacing existing Advanced Distribution Management Systems (ADMS) in support of distributed energy resources (DERs) and grid-edged technologies, strengthening interoperability and data architecture of systems in support of two-way power flows and accelerating advanced metering deployment in disadvantaged communities. In April 2023, ComEd, PECO BGE and PHI submitted seven applications related to the Grid Resilience Grants program under section 40101(c) of IIJA. These applications are broadly focused on improving grid resilience with an emphasis on disadvantaged communities, relief of capacity constraints and modernizing infrastructure, deployment of DER and microgrid technologies and providing improved resilience through storm hardening projects. Through its applications under section 40107 and 40101(c) of IIJA, the Registrants are requesting nearly $700 million in proposed federal funding. The grant process is expected to be highly competitive, and therefore, the Registrants cannot predict how many of their total applications will be approved as filed, or the precise timing of receiving any funds if they are awarded a grant.
The Registrants are supporting three different Regional Clean Hydrogen Hub opportunities, covering all five states that Exelon operates in plus Washington D.C. under a program that will create networks of hydrogen producers, consumers, and local connective infrastructure to accelerate the use of hydrogen as a clean energy carrier that can deliver or store energy. Applications for the three opportunities under this program were submitted in April 2023. The selection process is expected to be highly competitive, and therefore, the Registrants cannot predict how many of their total applications will be approved as filed or the precise timing of receiving any funds if they are awarded a grant.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of March 31, 2023, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2022. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2022 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended March 31,		(Unfavorable) Favorable Variance
	2023	2022
Operating revenues	$1,667	$1,734	$(67)
Operating expenses
Purchased power	488	638	150
Operating and maintenance	337	351	14
Depreciation and amortization	338	321	(17)
Taxes other than income taxes	93	96	3
Total operating expenses	1,256	1,406	150
Operating income	411	328	83
Other income and (deductions)
Interest expense, net	(117)	(100)	(17)
Other, net	18	12	6
Total other income and (deductions)	(99)	(88)	(11)
Income before income taxes	312	240	72
Income taxes	71	52	(19)
Net income	$241	$188	$53
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Net income increased by $53 million as compared to the same period in 2022, primarily due to increases in electric distribution formula rate earnings (reflecting higher allowed ROE due to an increase in U.S. Treasury rates and the impacts of higher rate base) and carrying costs related to the CMC regulatory assets.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2023
Increase (Decrease)
Distribution	$111
Transmission	(12)
Energy efficiency	14
Other	2
115
Regulatory required programs	(182)
Total decrease	$(67)
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms implemented pursuant to FEJA.
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased for the three months ended March 31, 2023 as compared to the same period in 2022, due to higher allowed ROE due to an increase in U.S. Treasury rates, the impact of a higher rate base, and higher fully recoverable costs.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak

ComEd
load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue.
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenue increased for the three months ended March 31, 2023 as compared to the same period in 2022, which primarily reflects mutual assistance revenues associated with storm restoration efforts.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The decrease of $150 million for the three months ended March 31, 2023 compared to the same period in 2022, in Purchased power expense is primarily due to the CMCs from the participating nuclear-powered generating facilities including the deferral of any associated carrying costs. This favorability is offset by a decrease in Operating revenues as part of regulatory required programs. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding CMCs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2023
Increase (Decrease)
Labor, other benefits, contracting and materials	$17
Storm-related costs	1
Pension and non-pension postretirement benefits expense	(4)
BSC costs	(2)
Other(a)	(8)
4
Regulatory required programs(b)	(18)
Total decrease	$(14)
__________
(a)For the three months ended March 31, 2023, the decrease is primarily due to the voluntary customer refund made in 2022 related to the ICC investigation of matters identified in the Deferred Prosecution Agreement. See Note 12 —

ComEd
Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information related to the Deferred Prosecution Agreement.
(b)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2023
Increase
Depreciation and amortization(a)	$13
Regulatory asset amortization(b)	4
Total increase	$17
__________
(a)Reflects ongoing capital expenditures and higher depreciation rates effective January 2023.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Interest expense, net increased by $17 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in interest rates and the issuance of debt during the year.
Effective income tax rates were 22.8% and 21.7% for the three months ended March 31, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
Operating revenues	$1,112	$1,047	$65
Operating expenses
Purchased power and fuel	484	407	(77)
Operating and maintenance	270	247	(23)
Depreciation and amortization	98	92	(6)
Taxes other than income taxes	50	47	(3)
Total operating expenses	902	793	(109)
Operating income	210	254	(44)
Other income and (deductions)
Interest expense, net	(48)	(41)	(7)
Other, net	8	7	1
Total other income and (deductions)	(40)	(34)	(6)
Income before income taxes	170	220	(50)
Income taxes	4	14	10
Net income	$166	$206	$(40)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Net income decreased by $40 million, primarily due to unfavorable weather and credit loss expense, partially offset by an increase in gas distribution rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2023
	(Decrease) Increase
	Electric	Gas	Total
Weather	$(25)	$(25)	$(50)
Volume	(7)	2	(5)
Pricing	11	23	34
Transmission	(2)	—	(2)
Other	(1)	6	5
	(24)	6	(18)
Regulatory required programs	78	5	83
Total increase	$54	$11	$65
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2023 compared to the same period in 2022, Operating revenues related to weather decreased by the impact of unfavorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in

PECO
PECO’s service territory for the three months ended March 31, 2023 compared to the same period in 2022 and normal weather consisted of the following:

	Three Months Ended March 31,			% Change
PECO Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	1,888	2,228	2,418	(15.3)%	(21.9)%
Cooling Degree-Days	—	1	1	(100.0)%	(100.0)%
Volume. Electric volume, exclusive of the effects of weather, for the three months ended March 31, 2023, compared to the same period in 2022, remained relatively consistent. Natural gas volume for the three months ended March 31, 2023 compared to the same period in 2022, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2023	2022
Residential	3,358	3,758	(10.6)%	(0.1)%
Small commercial & industrial	1,843	1,937	(4.9)%	0.4%
Large commercial & industrial	3,237	3,332	(2.9)%	(1.2)%
Public authorities & electric railroads	168	182	(7.7)%	9.3%
Total electric retail deliveries(a)	8,606	9,209	(6.5)%	(0.2)%

	As of March 31,
Number of Electric Customers	2023	2022
Residential	1,529,779	1,521,255
Small commercial & industrial	155,846	155,485
Large commercial & industrial	3,118	3,102
Public authorities & electric railroads	10,401	10,342
Total	1,699,144	1,690,184
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2023	2022
Residential	17,190	20,837	(17.5)%	(2.4)%
Small commercial & industrial	8,699	10,546	(17.5)%	(3.4)%
Large commercial & industrial	29	10	190.0%	21.7%
Transportation	7,014	7,639	(8.2)%	(5.4)%
Total natural gas retail deliveries(a)	32,932	39,032	(15.6)%	(3.2)%

	As of March 31,
Number of Natural Gas Customers	2023	2022
Residential	504,181	499,188
Small commercial & industrial	45,003	44,959
Large commercial & industrial	9	5
Transportation	650	664
Total	549,843	544,816
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

PECO
Pricing for the three months ended March 31, 2023 compared to the same period in 2022 increased primarily due to an increase in gas distribution rates charged to customers.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.
Other revenue primarily includes revenue related to late payment charges. Other revenue for the three months ended March 31, 2023 compared to the same period in 2022 remained relatively consistent.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $77 million for the three months ended March 31, 2023 compared to the same period in 2022, in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2023
Increase (Decrease)
Labor, other benefits, contracting and materials	$14
Credit loss expense	10
BSC costs	2
Pension and non-pension postretirement benefit expense	(2)
Storm-related costs	(4)
Other	(3)
17
Regulatory required programs	6
Total increase	$23
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2023
Increase (Decrease)
Depreciation and amortization(a)	$7
Regulatory asset amortization	(1)
Total increase	$6
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

PECO
Interest expense, net increased $7 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the issuance of debt in 2022 and increases in interest rates.
Effective income tax rates were 2.4% and 6.4% for the three months ended March 31, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
Operating revenues	$1,257	$1,154	$103
Operating expenses
Purchased power and fuel	492	454	(38)
Operating and maintenance	222	218	(4)
Depreciation and amortization	167	171	4
Taxes other than income taxes	83	76	(7)
Total operating expenses	964	919	(45)
Operating income	293	235	58
Other income and (deductions)
Interest expense, net	(44)	(35)	(9)
Other, net	3	7	(4)
Total other income and (deductions)	(41)	(28)	(13)
Income before income taxes	252	207	45
Income taxes	52	9	(43)
Net income	$200	$198	$2
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Net income increased $2 million primarily due to a favorable impacts of the multi-year plans, partially offset by an increase in interest expense. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2023
	Increase
	Electric	Gas	Total
Distribution	$26	$23	$49
Transmission	18	—	18
Other	—	1	1
	44	24	68
Regulatory required programs	34	1	35
Total increase	$78	$25	$103
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

	As of March 31,
Number of Electric Customers	2023	2022
Residential	1,207,486	1,199,272
Small commercial & industrial	115,658	115,363
Large commercial & industrial	12,911	12,674
Public authorities & electric railroads	266	268
Total	1,336,321	1,327,577

BGE

	As of March 31,
Number of Natural Gas Customers	2023	2022
Residential	656,583	653,397
Small commercial & industrial	38,260	38,356
Large commercial & industrial	6,261	6,193
Total	701,104	697,946
Distribution Revenue increased for the three months ended March 31, 2023, compared to the same period in 2022, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment, charges, mutual assistance, off-system sales, and service application fees.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $38 million for the three months ended March 31, 2023 compared to the same period in 2022, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2023
Increase (Decrease)
Labor, other benefits, contracting, and materials	$8
Storm-related costs	(5)
Pension and non-pension postretirement benefits expense	1
BSC costs	3
Other	(3)
4
Regulatory required programs	—
Total increase	$4
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2023
Increase (Decrease)
Depreciation and amortization(a)	$7
Regulatory required programs	(9)
Regulatory asset amortization	(2)
Total decrease	$(4)
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Interest expense, net increased by $9 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in interest rates and the issuance of debt in Q2 2022.
Effective income tax rates were 20.6% and 4.3% for the three months ended March 31, 2023 and 2022, respectively. The change is primarily due to a decrease in the multi-year plans' accelerated income tax benefits in 2023 as compared to 2022. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans and Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three months ended March 31, 2023 compared to the same period in 2022. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
PHI	$155	$130	$25
Pepco	65	46	19
DPL	60	56	4
ACE	33	26	7
Other(a)	(3)	2	(5)
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investment activities.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Net Income increased by $25 million primarily due to favorable impacts as a result of Pepco Maryland and DPL Maryland multi-year plans, timing of decoupling revenues in the District of Columbia, higher distribution rates at DPL Delaware, and higher transmission rates at Pepco and ACE, partially offset by an increase in environmental liabilities at Pepco, and unfavorable weather conditions at DPL Delaware electric and natural gas service territories.

Pepco

Results of Operations — Pepco

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
Operating revenues	$710	$614	$96
Operating expenses
Purchased power	258	213	(45)
Operating and maintenance	150	131	(19)
Depreciation and amortization	108	108	—
Taxes other than income taxes	94	95	1
Total operating expenses	610	547	(63)
Operating income	100	67	33
Other income and (deductions)
Interest expense, net	(39)	(36)	(3)
Other, net	16	13	3
Total other income and (deductions)	(23)	(23)	—
Income before income taxes	77	44	33
Income taxes	12	(2)	(14)
Net income	$65	$46	$19

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Net Income increased by $19 million primarily due to favorable impacts of the Maryland multi-year plan, timing of decoupling revenues in the District of Columbia, and higher transmission rates, partially offset by an increase in environmental liabilities.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2023
Increase
Distribution	$40
Transmission	18
58
Regulatory required programs	38
Total increase	$96
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

	As of March 31,
Number of Electric Customers	2023	2022
Residential	859,207	846,258
Small commercial & industrial	54,089	54,509
Large commercial & industrial	22,858	22,620
Public authorities & electric railroads	201	184
Total	936,355	923,571

Pepco
Distribution Revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to favorable impacts of the Maryland multi-year plan and higher rates due to the expiration of customer offsets and timing of decoupling revenues in the District of Columbia.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increases in capital investment and underlying costs.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $45 million for the three months ended March 31, 2023 compared to the same period in 2022, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2023
Increase (Decrease)
Labor, other benefits, contracting and materials(a)	$24
Pension and non-pension postretirement benefits expense	3
Storm-related costs	(5)
Credit loss expense	(4)
BSC and PHISCO Costs	(1)
Other	(3)
14
Regulatory required programs	5
Total increase	$19
__________
(a)Primarily reflects an increase in environmental liabilities.

Pepco

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2023
Increase (Decrease)
Depreciation and amortization(a)	$3
Regulatory asset amortization	4
Regulatory required programs	(7)
Total increase	$—
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were 15.6% and (4.5)% for three months ended March 31, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
Operating revenues	$474	$431	$43
Operating expenses
Purchased power and fuel	221	189	(32)
Operating and maintenance	87	93	6
Depreciation and amortization	60	57	(3)
Taxes other than income taxes	20	18	(2)
Total operating expenses	388	357	(31)
Operating income	86	74	12
Other income and (deductions)
Interest expense, net	(17)	(16)	(1)
Other, net	3	2	1
Total other income and (deductions)	(14)	(14)	—
Income before income taxes	72	60	12
Income taxes	12	4	(8)
Net income	$60	$56	$4
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Net income increased $4 million primarily due to favorable impacts of the Maryland multi-year plan, higher Delaware electric and natural gas distribution rates, partially offset by unfavorable weather conditions at Delaware electric and natural gas service territories.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2023
	(Decrease) Increase
	Electric	Gas	Total
Weather	$(5)	$(4)	$(9)
Volume	(2)	(2)	(4)
Distribution	11	5	16
Transmission	7	—	7
	11	(1)	10
Regulatory required programs	18	15	33
Total increase	$29	$14	$43
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2023 compared to the same period in 2022, Operating revenues related to weather decreased due to unfavorable weather conditions in Delaware electric and natural gas service territories.

DPL

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in the Delaware electric service territory and a 30-year period in the Delaware natural gas service territory. The changes in heating and cooling degree days in the Delaware service territory for the three months ended March 31, 2023 compared to same period in 2022 and normal weather consisted of the following:

	Three Months Ended March 31,			% Change
Delaware Electric Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	1,952	2,355	2,489	(17.1)%	(21.6)%
Cooling Degree-Days	—	3	1	(100.0)%	(100.0)%

	Three Months Ended March 31,			% Change
Delaware Natural Gas Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	1,952	2,355	2,497	(17.1)%	(21.8)%
Volume, exclusive of the effects of weather, decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to customer usage, partially offset by customer growth.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2023	2022
Residential	797	895	(10.9)%	(1.2)%
Small commercial & industrial	327	370	(11.6)%	(7.2)%
Large commercial & industrial	719	765	(6.0)%	(4.7)%
Public authorities & electric railroads	9	9	—%	(6.3)%
Total electric retail deliveries(a)	1,852	2,039	(9.2)%	(3.6)%

	As of March 31,
Number of Total Electric Customers (Maryland and Delaware)	2023	2022
Residential	482,979	478,009
Small commercial & industrial	63,794	63,296
Large commercial & industrial	1,236	1,221
Public authorities & electric railroads	595	603
Total	548,604	543,129
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2023	2022
Residential	3,581	4,453	(19.6)%	(6.6)%
Small commercial & industrial	1,652	1,983	(16.7)%	(1.8)%
Large commercial & industrial	414	457	(9.4)%	(9.5)%
Transportation	1,900	2,207	(13.9)%	(6.9)%
Total natural gas deliveries(a)	7,547	9,100	(17.1)%	(5.8)%

DPL

	As of March 31,
Number of Delaware Natural Gas Customers	2023	2022
Residential	129,791	128,695
Small commercial & industrial	10,158	10,097
Large commercial & industrial	16	17
Transportation	158	159
Total	140,123	138,968
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Distribution Revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to favorable impacts of the Maryland multi-year plan that became effective in January 2023, higher natural gas distribution rates effective in August 2022, and higher DSIC rates in Delaware that became effective in January 2023.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three months ended March 31, 2023 compared to the same period in 2022, transmission revenue increased, primarily due to increases underlying costs.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $32 million for the three months ended March 31, 2023, compared to the same period in 2022, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

DPL

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2023
(Decrease) Increase
Labor, other benefits, contracting and materials	$(3)
Storm-related costs	(3)
BSC and PHISCO costs	(1)
Credit loss expense	(1)
Pension and non-pension postretirement benefits expense	1
(7)
Regulatory required programs	1
Total decrease	$(6)
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2023
Increase (Decrease)
Depreciation and amortization(a)	$7
Regulatory asset amortization	(1)
Regulatory required programs	(3)
Total increase	$3
__________
(a)Reflects ongoing capital expenditures, higher distribution depreciation rates in Maryland effective March 2022 and higher transmission depreciation rates effective September 2022.
Effective income tax rates were 16.7% and 6.7% for the three months ended March 31, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
Operating revenues	$353	$349	$4
Operating expenses
Purchased power	148	178	30
Operating and maintenance	81	84	3
Depreciation and amortization	67	47	(20)
Taxes other than income taxes	2	2	—
Total operating expenses	298	311	13
Operating income	55	38	17
Other income and (deductions)
Interest expense, net	(16)	(14)	(2)
Other, net	5	3	2
Total other income and (deductions)	(11)	(11)	—
Income before income taxes	44	27	17
Income taxes	11	1	(10)
Net income	$33	$26	$7
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Net income increased by $7 million primarily due to higher transmission rates and decreases in various operating expenses.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2023
Increase (Decrease)
Distribution	$8
Transmission	12
20
Regulatory required programs	(16)
Total increase	$4
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

ACE

	As of March 31,
Number of Electric Customers	2023	2022
Residential	503,260	500,511
Small commercial & industrial	62,230	62,124
Large commercial & industrial	3,030	3,124
Public authorities & electric railroads	726	724
Total	569,246	566,483
Distribution Revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 due to higher distribution rates primarily due to the expiration of customer credits related to the TCJA tax benefits.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to increases in capital investment and underlying costs.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, Societal Benefits Charge, Transition Bond Charge, and BGS procurement and administrative costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries, as ACE remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, ACE acts as the billing agent and therefore, ACE does not record Operating revenues or Purchased power expense related to the electricity. For customers that choose to purchase electric generation from ACE, ACE is permitted to recover the electricity, ZEC, and REC procurement costs without mark-up and therefore records equal and offsetting amounts in Operating revenues and Purchased power expense related to the electricity, ZECs, and RECs.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The decrease of $30 million for the three months ended March 31, 2023 compared to the same period in 2022, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2023
(Decrease) Increase
Labor, other benefits, contracting and materials	$(2)
Storm-related costs	(2)
Other	2
(2)
Regulatory required programs(a)	(1)
Total decrease	$(3)
__________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2023
Increase
Depreciation and amortization(a)	$7
Regulatory asset amortization	—
Regulatory required programs(b)	13
Total increase	$20
__________
(a)Reflects ongoing capital expenditures and higher transmission depreciation rates effective September 2022.
(b)Regulatory required programs increased primarily due to the regulatory asset amortization of the PPA termination obligation which is fully offset in Operating revenues.
Effective income tax rates were 25.0% and 3.7% for the three months ended March 31, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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
Cash flows related to Generation have not been presented as discontinued operations and are included in the Consolidated Statements of Cash Flows for only 2022. The Exelon Consolidated Statement of Cash Flows for the three months ended March 31, 2022 includes one month of cash flows from Generation.
Cash Flows from Operating Activities
The Utility Registrants' cash flows from operating activities primarily result from the transmission and distribution of electricity and, in the case of PECO, BGE, and DPL, gas distribution services. The Utility Registrants' distribution services are provided to an established and diverse base of retail customers. The Utility Registrants' future cash flows may be affected by the economy, weather conditions, future legislative initiatives, future regulatory proceedings with respect to their rates or operations, and their ability to achieve operating cost reductions. Additionally, ComEd is required to purchase CMCs from participating nuclear-powered generating facilities for a five-year period that began in June 2022, and all of its costs of doing so will be recovered through a rider. The price to be paid for each CMC is established through a competitive bidding process. ComEd will provide net payments to, or collect net payments from, customers for the difference between customer credits issued and the credit to be received from the participating nuclear-powered generating facilities. ComEd’s cash flows are affected by the establishment of CMC prices and the timing of recovering costs through the CMC regulatory asset.
See Note 3 — Regulatory Matters of the 2022 Form 10-K and Notes 3 — Regulatory Matters and 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the three months ended March 31, 2023 and 2022 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$71	$53	$(40)	$2	$25	$19	$4	$7
Adjustments to reconcile net income to cash:
Non-cash operating activities	(683)	(126)	(7)	(61)	(8)	(17)	(9)	14
Option premiums (paid), net	39	—	—	—	—	—	—	—
Collateral (paid) received, net	(1,356)	(47)	—	(52)	(226)	(26)	(150)	(41)
Income taxes	(54)	17	20	25	15	7	10	5
Pension and non-pension postretirement benefit contributions	530	153	12	48	60	1	1	6
Regulatory assets and liabilities, net	(293)	(330)	19	(23)	45	4	27	6
Changes in working capital and other assets and liabilities	448	24	23	93	113	70	30	3
(Decrease) increase in cash flows from operating activities	$(1,298)	$(256)	$27	$32	$24	$58	$(87)	$—
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. See above for additional information related to cash flows from Generation. Significant operating cash flow impacts for the Registrants and Generation for the three months ended March 31, 2023 and 2022 were as follows:
•See Note 15 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether Generation was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties decreased due to decreasing energy prices. See Note 9 — Derivative Financial Instruments for additional information.
•See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in Pension and non-pension postretirement benefit contributions relates to Exelon receiving an updated valuation of its pension and OPEB to reflect census data as of January 1, 2023. See Note 8 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differs from the recovery period of those costs. Included within the changes is energy efficiency spend for ComEd of $72 million and $50 million for the three months ended March 31, 2023 and 2022, respectively. Also included within the changes is energy efficiency and demand response programs spend for BGE, Pepco, DPL and ACE of $33 million, $14 million, $5 million, and $4 million for the three months ended March 31, 2023 and $26 million, $13 million, $6 million, and $2 million for the three months ended March 31, 2022, respectively. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the three months ended March 31,

2023 and 2022. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $125 million and for Generation total $323 million. The change for Generation primarily relates to the revolving accounts receivable financing arrangement which was entered into in April 2020. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the three months ended March 31, 2023, the established pricing resulted in a ComEd owing payments to nuclear-powered generating facilities, which is reported within the cash flows from operations as a change in accounts payable and accrued expense.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the three months ended March 31, 2023 and 2022 by Registrant:

Increase (decrease) in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$41	$—	$9	$(47)	$(152)	$(46)	$(31)	$(74)
Investment in NDT fund sales, net	28	—	—	—	—	—	—	—
Collection of DPP	(169)	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(16)	—	—	—	—	—	—	—
Other investing activities	64	(6)	(2)	—	6	7	(1)	—
(Decrease) increase in cash flows from investing activities	$(52)	$(6)	$7	$(47)	$(146)	$(39)	$(32)	$(74)
Significant investing cash flow impacts for the Registrants for three months ended March 31, 2023 and 2022 were as follows:
•Changes in capital expenditures are primarily due to the timing of cash expenditures for capital projects. See the "Credit Matters and Cash Requirements" section below for additional information on projected capital expenditure spending for the Utility Registrants. See Note 2 — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for capital expenditures related to Generation prior to the separation.
•Collection of DPP relates to Generation's revolving accounts receivable financing agreement which Generation entered into in April 2020.
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the three months ended March 31, 2023 and 2022 by Registrant:

(Decrease) increase in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$(1,380)	$(168)	$(94)	$(285)	$54	$(124)	$34	$144
Long-term debt, net	(1,227)	225	—	—	(250)	(150)	—	(100)
Changes in intercompany money pool	—	—	(65)	—	(31)	—	—	—
Dividends paid on common stock	(26)	(43)	(1)	(4)	—	(6)	(1)	(2)
Distributions to member	—	—	—	—	(10)	—	—	—
Contributions from parent/member	—	19	103	237	(299)	(144)	(45)	(110)
Transfer of cash, restricted cash, and cash equivalents to Constellation	2,594	—	—	—	—	—	—	—
Other financing activities	3	(1)	1	1	(8)	(9)	—	2
(Decrease) increase in cash flows from financing activities	$(36)	$32	$(56)	$(51)	$(544)	$(433)	$(12)	$(66)
Significant financing cash flow impacts for the Registrants for the three months ended March 31, 2023 and 2022 were as follows:
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
•Exelon’s ability to pay dividends on its common stock depends on the receipt of dividends paid by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. See Note 18 — Commitments and Contingencies of the 2022 Form 10-K for additional information on dividend restrictions. See below for quarterly dividends declared.
•Refer to Note 2 — Discontinued Operations for the transfer of cash, restricted cash, and cash equivalents to Constellation related to the separation.
Debt
See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt issuances.
During the three months ended March 31, 2023, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon	SMBC Term Loan Agreement	SOFR plus 0.65%	July 21, 2023	$300
Exelon	US Bank Term Loan Agreement	SOFR plus 0.65%	July 21, 2023	300
Exelon	PNC Term Loan Agreement	SOFR plus 0.65%	July 24, 2023	250
Exelon	Long-Term Software License Agreement	3.70%	August 9, 2025	6
Exelon	Long-Term Software License Agreement	3.70%	August 9, 2025	1

Dividends
Quarterly dividends declared by the Exelon Board of Directors during the three months ended March 31, 2023 and for the second quarter of 2023 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2023	February 14, 2023	February 27, 2023	March 10, 2023	$0.3600
Second Quarter 2023	April 25, 2023	May 15, 2023	June 9, 2023	$0.3600
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2023. The 2023 quarterly dividend will be $0.36 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.2 billion was available to support additional commercial paper as of March 31, 2023, and of which no financial institution has more than 6% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the three months ended March 31, 2023 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2022 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”) with certain sales agents and forward sellers and certain forward purchasers establishing an ATM equity distribution program under which it may offer and sell shares of its common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of common stock under the Equity Distribution Agreement and may at any time suspend or terminate offers and sales under the Equity Distribution Agreement. As of March 31, 2023, Exelon has not issued any shares of common stock under the ATM program and has not entered into any forward sale agreements.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at March 31, 2023 and available credit facility capacity prior to any incremental collateral at March 31, 2023:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$17	$—	$586
PECO	1	39	455
BGE	3	73	357
Pepco	4	—	300
DPL	4	14	300
ACE	2	—	300
__________
(a)Represents incremental collateral related to natural gas procurement contracts.

Capital Expenditure Spending
As of March 31, 2023, the most recent estimates of capital expenditures for plant additions and improvements for 2023 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$7,175
ComEd	500	2,075	N/A	2,550
PECO	75	975	325	1,375
BGE	325	525	475	1,325
PHI	550	1,225	125	1,900
Pepco	250	650	N/A	900
DPL	175	275	125	575
ACE	125	300	N/A	425
__________
(a)Numbers rounded to the nearest $25M and may not sum due to rounding.
Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Retirement Benefits
Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006 (the Act), management of the pension obligation, and regulatory implications. The Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). The projected contributions reflect a funding strategy to make annual contributions with the objective of achieving 100% funded status on an ABO basis over time. This funding strategy helps minimize volatility of future period required pension contributions. Exelon’s estimated annual qualified pension contributions will be $20 million in 2023. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded, given that they are not subject to statutory minimum contribution requirements.
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
See Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements of the 2022 Form 10-K for additional information on pension and OPEB contributions.
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
The credit ratings for Exelon and the Utility Registrants did not change for the three months ended March 31, 2023.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of March 31, 2023, are presented in the following table. Pepco, DPL, and ACE had no activity within the PHI intercompany money pool during the three months ended March 31, 2023.

	During the Three Months Ended March 31, 2023		As of March 31, 2023
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$510	$—	$266
PECO	—	(238)	—
BSC	—	(327)	(259)
PHI Corporate	—	(52)	(52)
PCI	45	—	45
Shelf Registration Statements
Exelon and the Utility Registrants have a currently effective combined shelf registration statement, unlimited in amount, that will expire in August 2025. The ability of each Registrant to sell securities off the shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	As of March 31, 2023
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd	FERC	December 31, 2023	$2,500	ICC	January 1, 2025	$368
PECO	FERC	December 31, 2023	1,500	PAPUC	December 31, 2024	1,125
BGE(a)	FERC	December 31, 2023	700	MDPSC	N/A	1,800
Pepco(b)	FERC	December 31, 2023	500	MDPSC / DCPSC	December 31, 2025	1,150
DPL(b)	FERC	December 31, 2023	500	MDPSC / DEPSC	December 31, 2025	1,075
ACE	NJBPU	December 31, 2023	350	NJBPU	December 31, 2024	625
__________
(a)On December 21, 2022, BGE received approval from the MDPSC for $1.8 billion in new long-term financing authority with an effective date of January 4, 2023.
(b)The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DEPSC has an expiration date of December 31, 2025.

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
•Equity price and interest rate risk associated with Exelon’s pension and OPEB plan trusts. See Note 8 — Retirement Benefits of the 2022 Form 10-K for additional information.
•Interest rate risk associated with changes in interest rates for the Registrants’ outstanding long-term debt. This risk is significantly reduced as substantially all of the Registrants’ outstanding debt has fixed interest rates. There is inherent interest rate risk related to refinancing maturing debt by issuing new long-term debt. The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. In addition, Exelon may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges, or to lock in rate levels on borrowings, which are typically designated as economic hedges. See Note 9 – Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

•Electric operating revenues risk associated with ComEd's distribution formula rate. ComEd's ROE for its electric distribution service through 2023 is directly correlated to yields on U.S. Treasury bonds. Exelon Corporate may utilize interest rate derivatives to mitigate volatility and manage risk to Exelon, which are typically accounted for as economic hedges. See Note 9 – Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2023	2024	2025	2026	2027	2028 and Beyond
Prices based on model or other valuation methods (Level 3)	$(20)	$(16)	$(14)	$(12)	$(10)	$(26)	$(98)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
ITEM 4.    CONTROLS AND PROCEDURES
During the first quarter of 2023, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of March 31, 2023, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of the 2022 Form 10-K, (b) Notes 3 — Regulatory Matters and 18 — Commitments and Contingencies of the 2022 Form 10-K, and (c) Notes 3 — Regulatory Matters and 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.

ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At March 31, 2023, the Registrants' risk factors were consistent with the risk factors described in the 2022 Form 10-K in ITEM 1A. RISK FACTORS.
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
(4) Instruments Defining the Rights of Securities Holders, Including Indentures

Exelon Corporation

Exhibit No.	Description	Location
4-1	Sixth Supplemental Indenture, dated as of February 1, 2023, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated February 21, 2023, Exhibit 4.2

Potomac Electric Power Company

Exhibit No.	Description
4-2	Supplemental Indenture to the Potomac Electric Power Company Mortgage and Deed of Trust, dated as of March 1, 2023	File No. 001-01072, Form 8-K dated March 15, 2023, Exhibit 4.6

Delmarva Power & Light Company

Exhibit No.	Description
4-3	Supplemental Indenture to the Delmarva Power & Light Company Mortgage and Deed of Trust, dated as of March 1, 2023	File No. 001-01405, Form 8-K dated March 15, 2023, Exhibit 4.4

Atlantic City Electric Company

Exhibit No.	Description
4-4	Supplemental Indenture to the Atlantic City Electric Company Mortgage and Deed of Trust, dated as of March 1, 2023	File No. 001-03559, Form 8-K dated March 15, 2023, Exhibit 4.2
Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 filed by the following officers for the following companies:

Exelon Corporation
Exhibit No.	Description
31-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

31-2	Filed by Jeanne M. Jones for Exelon Corporation

Commonwealth Edison Company
Exhibit No.	Description
31-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

31-4	Filed by Elisabeth J. Graham for Commonwealth Edison Company

PECO Energy Company
Exhibit No.	Description
31-5	Filed by Michael A. Innocenzo for PECO Energy Company

31-6	Filed by Marissa Humphrey for PECO Energy Company

Baltimore Gas and Electric Company
Exhibit No.	Description
31-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

31-8	Filed by David M. Vahos for Baltimore Gas and Electric Company

Pepco Holdings LLC
Exhibit No.	Description
31-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

31-10	Filed by Phillip S. Barnett for Pepco Holdings LLC

Potomac Electric Power Company
Exhibit No.	Description
31-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

31-12	Filed by Phillip S. Barnett for Potomac Electric Power Company

Delmarva Power & Light Company
Exhibit No.	Description
31-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

31-14	Filed by Phillip S. Barnett for Delmarva Power & Light Company

Atlantic City Electric Company
Exhibit No.	Description
31-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

31-16	Filed by Phillip S. Barnett for Atlantic City Electric Company
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 filed by the following officers for the following companies:

Exelon Corporation
Exhibit No.	Description
32-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

32-2	Filed by Jeanne M. Jones for Exelon Corporation

Commonwealth Edison Company
Exhibit No.	Description
32-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

32-4	Filed by Elisabeth J. Graham for Commonwealth Edison Company

PECO Energy Company
Exhibit No.	Description
32-5	Filed by Michael A. Innocenzo for PECO Energy Company

32-6	Filed by Marissa Humphrey for PECO Energy Company

Baltimore Gas and Electric Company
Exhibit No.	Description
32-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

32-8	Filed by David M. Vahos for Baltimore Gas and Electric Company

Pepco Holdings LLC
Exhibit No.	Description
32-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

32-10	Filed by Phillip S. Barnett for Pepco Holdings LLC

Potomac Electric Power Company
Exhibit No.	Description
32-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

32-12	Filed by Phillip S. Barnett for Potomac Electric Power Company

Delmarva Power & Light Company
Exhibit No.	Description
32-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

32-14	Filed by Phillip S. Barnett for Delmarva Power & Light Company

Atlantic City Electric Company
Exhibit No.	Description
32-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

32-16	Filed by Phillip S. Barnett for Atlantic City Electric Company

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EXELON CORPORATION

/s/ CALVIN G. BUTLER, JR.	/s/ JEANNE M. JONES
Calvin G. Butler, Jr.	Jeanne M. Jones
President, Chief Executive Officer (Principal Executive Officer) and Director	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOSEPH R. TRPIK
Joseph R. Trpik
Senior Vice President and Corporate Controller (Principal Accounting Officer)
May 3, 2023

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
May 3, 2023

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PECO ENERGY COMPANY

/s/ MICHAEL A. INNOCENZO	/s/ MARISSA HUMPHREY
Michael A. Innocenzo	Marissa Humphrey
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ CAROLINE FULGINITI
Caroline Fulginiti
Director, Accounting (Principal Accounting Officer)
May 3, 2023

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BALTIMORE GAS AND ELECTRIC COMPANY

/s/ CARIM V. KHOUZAMI	/s/ DAVID M. VAHOS
Carim V. Khouzami	David M. Vahos
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JASON T. JONES
Jason T. Jones
Director, Accounting (Principal Accounting Officer)
May 3, 2023

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PEPCO HOLDINGS LLC

/s/ J. TYLER ANTHONY	/s/ PHILLIP S. BARNETT
J. Tyler Anthony	Phillip S. Barnett
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 3, 2023

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
POTOMAC ELECTRIC POWER COMPANY

/s/ J. TYLER ANTHONY	/s/ PHILLIP S. BARNETT
J. Tyler Anthony	Phillip S. Barnett
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer, Treasurer (Principal Financial Officer) and Director

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 3, 2023

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DELMARVA POWER & LIGHT COMPANY

/s/ J. TYLER ANTHONY	/s/ PHILLIP S. BARNETT
J. Tyler Anthony	Phillip S. Barnett
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 3, 2023

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATLANTIC CITY ELECTRIC COMPANY

/s/ J. TYLER ANTHONY	/s/ PHILLIP S. BARNETT
J. Tyler Anthony	Phillip S. Barnett
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 3, 2023