Form 10-Q
period 2023-06-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2023-08-02
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of June 30, 2023 was:

Exelon Corporation Common Stock, without par value	995,219,195
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,395
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2022 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2022 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AECs	Alternative Energy Credits that are issued for each megawatt hour of generation from a qualified alternative energy source
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
CMC	Carbon Mitigation Credit
CODMs	Chief Operating Decision Makers
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DPP	Deferred Purchase Price
DSIC	Distribution System Improvement Charge
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERP	Enterprise Resource Program
ETAC	Energy Transition Assistance Charge
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
IIJA	Infrastructure Investment and Jobs Act
IIP	Infrastructure Investment Program
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
MDPSC	Maryland Public Service Commission

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MMG	Middle Mile Grant
MRP	Multi-Year Rate Plan
MW	Megawatt
MWh	Megawatt hour
N/A	Not applicable
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NJBPU	New Jersey Board of Public Utilities
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PP&E	Property, plant, and equipment
PRPs	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable Energy Portfolio Standards
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
STRIDE	Maryland Strategic Infrastructure Development and Enhancement Program
TCJA	Tax Cuts and Jobs Act
ZEC	Zero Emission Credit or Zero Emission Certificate

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$4,434	$3,934	$8,896	$8,415
Natural gas operating revenues	258	307	1,080	1,124
Revenues from alternative revenue programs	126	(2)	404	27
Total operating revenues	4,818	4,239	10,380	9,566
Operating expenses
Purchased power	1,669	1,167	3,402	2,748
Purchased fuel	58	107	416	445
Purchased power and fuel from affiliates	—	—	—	159
Operating and maintenance	1,197	1,109	2,347	2,288
Depreciation and amortization	866	830	1,727	1,647
Taxes other than income taxes	324	330	679	684
Total operating expenses	4,114	3,543	8,571	7,971
Loss on sale of assets and businesses	—	(2)	—	(2)
Operating income	704	694	1,809	1,593
Other income and (deductions)
Interest expense, net	(421)	(352)	(828)	(684)
Interest expense to affiliates	(6)	(6)	(12)	(13)
Other, net	139	175	249	313
Total other income and (deductions)	(288)	(183)	(591)	(384)
Income from continuing operations before income taxes	416	511	1,218	1,209
Income taxes	73	46	206	263
Net income from continuing operations after income taxes	343	465	1,012	946
Net income from discontinued operations after income taxes (Note 2)	—	—	—	117
Net income	343	465	1,012	1,063
Net income attributable to noncontrolling interests	—	—	—	1
Net income attributable to common shareholders	$343	$465	$1,012	$1,062

Amounts attributable to common shareholders:
Net income from continuing operations	343	465	1,012	946
Net income from discontinued operations	—	—	—	116
Net income attributable to common shareholders	$343	$465	$1,012	$1,062

Comprehensive income, net of income taxes
Net income	$343	$465	$1,012	$1,063
Other comprehensive income, net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	—	2	—	2
Actuarial loss reclassified to periodic benefit cost	3	10	6	24
Pension and non-pension postretirement benefit plans valuation adjustment	(3)	—	(13)	—
Unrealized gain on cash flow hedges	9	—	15	—
Other comprehensive income	9	12	8	26
Comprehensive income	352	477	1,020	1,089
Comprehensive income attributable to noncontrolling interests	—	—	—	1
Comprehensive income attributable to common shareholders	$352	$477	$1,020	$1,088

Average shares of common stock outstanding:
Basic	995	981	995	981
Assumed exercise and/or distributions of stock-based awards	1	1	1	1
Diluted	996	982	996	982

Earnings per average common share from continuing operations
Basic	$0.34	$0.47	$1.02	$0.96
Diluted	$0.34	$0.47	$1.02	$0.96

Earnings per average common share from discontinued operations
Basic	$—	$—	$—	$0.12
Diluted	$—	$—	$—	$0.12
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$1,012	$1,063
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	1,727	1,854
Gain on sales of assets and businesses	—	(8)
Deferred income taxes and amortization of investment tax credits	94	143
Net fair value changes related to derivatives	4	(59)
Net realized and unrealized losses on NDT funds	—	205
Net unrealized losses on equity investments	—	16
Other non-cash operating activities	(222)	276
Changes in assets and liabilities:
Accounts receivable	387	(795)
Inventories	44	12
Accounts payable and accrued expenses	(734)	544
Option premiums paid, net	—	(39)
Collateral (paid) received, net	(187)	1,689
Income taxes	97	23
Regulatory assets and liabilities, net	(516)	(376)
Pension and non-pension postretirement benefit contributions	(85)	(585)
Other assets and liabilities	140	(723)
Net cash flows provided by operating activities	1,761	3,240
Cash flows from investing activities
Capital expenditures	(3,685)	(3,507)
Proceeds from NDT fund sales	—	488
Investment in NDT funds	—	(516)
Collection of DPP	—	169
Proceeds from sales of assets and businesses	—	16
Other investing activities	10	4
Net cash flows used in investing activities	(3,675)	(3,346)
Cash flows from financing activities
Changes in short-term borrowings	(1,600)	(597)
Proceeds from short-term borrowings with maturities greater than 90 days	400	1,150
Repayments on short-term borrowings with maturities greater than 90 days	(150)	(350)
Issuance of long-term debt	5,200	5,151
Retirement of long-term debt	(1,209)	(1,707)
Dividends paid on common stock	(717)	(663)
Proceeds from employee stock plans	19	17
Transfer of cash, restricted cash, and cash equivalents to Constellation	—	(2,594)
Other financing activities	(84)	(84)
Net cash flows provided by financing activities	1,859	323
(Decrease) increase in cash, restricted cash, and cash equivalents	(55)	217
Cash, restricted cash, and cash equivalents at beginning of period	1,090	1,619
Cash, restricted cash, and cash equivalents at end of period	$1,035	$1,836

Supplemental cash flow information
Decrease in capital expenditures not paid	$(164)	$(276)
Increase in DPP	—	348
Decrease in PP&E related to ARO update	—	(335)
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$399	$407
Restricted cash and cash equivalents	435	566
Accounts receivable
Customer accounts receivable	2,333	2,544
Customer allowance for credit losses	(323)	(327)
Customer accounts receivable, net	2,010	2,217
Other accounts receivable	1,107	1,426
Other allowance for credit losses	(87)	(82)
Other accounts receivable, net	1,020	1,344
Inventories, net
Fossil fuel	88	208
Materials and supplies	622	547
Regulatory assets	2,505	1,641
Other	463	406
Total current assets	7,542	7,336
Property, plant, and equipment (net of accumulated depreciation and amortization of $16,819 and $15,930 as of June 30, 2023 and December 31, 2022, respectively)	71,300	69,076
Deferred debits and other assets
Regulatory assets	7,972	8,037
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	3,120	2,897
Investments	238	232
Other	1,278	1,141
Total deferred debits and other assets	19,238	18,937
Total assets	$98,080	$95,349
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,236	$2,586
Long-term debt due within one year	1,505	1,802
Accounts payable	2,506	3,382
Accrued expenses	1,220	1,226
Payables to affiliates	5	5
Regulatory liabilities	439	437
Mark-to-market derivative liabilities	31	8
Unamortized energy contract liabilities	8	10
Other	986	1,155
Total current liabilities	7,936	10,611
Long-term debt	39,492	35,272
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	11,547	11,250
Regulatory liabilities	9,406	9,112
Pension obligations	1,061	1,109
Non-pension postretirement benefit obligations	510	507
Asset retirement obligations	273	269
Mark-to-market derivative liabilities	109	83
Unamortized energy contract liabilities	30	35
Other	2,247	1,967
Total deferred credits and other liabilities	25,183	24,332
Total liabilities	73,001	70,605
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 995 shares and 994 shares outstanding as of June 30, 2023 and December 31, 2022, respectively)	20,941	20,908
Treasury stock, at cost (2 shares as of June 30, 2023 and December 31, 2022)	(123)	(123)
Retained earnings	4,891	4,597
Accumulated other comprehensive loss, net	(630)	(638)
Total shareholders’ equity	25,079	24,744
Total liabilities and shareholders’ equity	$98,080	$95,349

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2023
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2022	995,830	$20,908	$(123)	$4,597	$(638)	$—	$24,744
Net income	—	—	—	669	—	—	669
Long-term incentive plan activity	306	1	—	—	—	—	1
Employee stock purchase plan issuances	266	12	—	—	—	—	12
Common stock dividends ($0.36/common share)	—	—	—	(359)		—	(359)
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	—	(1)
Balance at March 31, 2023	996,402	$20,921	$(123)	$4,907	$(639)	$—	$25,066
Net income	—	—	—	343	—	—	343
Long-term incentive plan activity	372	9	—	—	—	—	9
Employee stock purchase plan issuances	278	11	—	—	—	—	11
Common stock dividends ($0.36/common share)	—	—	—	(359)	—	—	(359)
Other comprehensive income, net of income taxes	—	—	—	—	9	—	9
Balance at June 30, 2023	997,052	$20,941	$(123)	$4,891	$(630)	$—	$25,079

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2022
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2021	981,291	$20,324	$(123)	$16,942	$(2,750)	$402	$34,795
Net income	—	—	—	597	—	1	598
Long-term incentive plan activity	540	(13)	—	—	—	—	(13)
Employee stock purchase plan issuances	211	9	—	—	—	—	9
Changes in equity of noncontrolling interests	—	—	—	—	—	(7)	(7)
Distribution of Constellation (Note 2)	—	(21)	—	(13,179)	2,023	(396)	(11,573)
Common stock dividends ($0.34/common share)	—	—	—	(332)	—	—	(332)
Other comprehensive income, net of income taxes	—	—	—	—	14	—	14
Balance at March 31, 2022	982,042	$20,299	$(123)	$4,028	$(713)	$—	$23,491
Net income	—	—	—	465	—	—	465
Long-term incentive plan activity	21	10	—	—	—	—	10
Employee stock purchase plan issuances	242	10	—	—	—	—	10
Common stock dividends ($0.34/common share)	—	—	—	(332)	—	—	(332)
Other comprehensive income, net of income taxes	—	—	—	—	12	—	12
Balance at June 30, 2022	982,305	$20,319	$(123)	$4,161	$(701)	$—	$23,656

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$1,781	$1,387	$3,293	$3,075
Revenues from alternative revenue programs	118	35	270	75
Operating revenues from affiliates	2	3	5	8
Total operating revenues	1,901	1,425	3,568	3,158
Operating expenses
Purchased power	685	283	1,172	862
Purchased power from affiliate	—	—	—	59
Operating and maintenance	267	258	521	523
Operating and maintenance from affiliates	88	80	171	166
Depreciation and amortization	350	328	688	649
Taxes other than income taxes	88	90	182	185
Total operating expenses	1,478	1,039	2,734	2,444
Loss on sale of assets	—	(2)	—	(2)
Operating income	423	384	834	712
Other income and (deductions)
Interest expense, net	(117)	(101)	(230)	(197)
Interest expense to affiliates	(3)	(3)	(7)	(7)
Other, net	17	13	34	26
Total other income and (deductions)	(103)	(91)	(203)	(178)
Income before income taxes	320	293	631	534
Income taxes	71	66	142	119
Net income	$249	$227	$489	$415
Comprehensive income	$249	$227	$489	$415

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$489	$415
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	688	649
Deferred income taxes and amortization of investment tax credits	106	122
Other non-cash operating activities	(260)	(18)
Changes in assets and liabilities:
Accounts receivable	(30)	(163)
Receivables from and payables to affiliates, net	(3)	(43)
Inventories	(43)	(2)
Accounts payable and accrued expenses	(311)	123
Collateral received, net	25	60
Income taxes	16	(19)
Regulatory assets and liabilities, net	(459)	(267)
Pension and non-pension postretirement benefit contributions	(24)	(178)
Other assets and liabilities	110	(91)
Net cash flows provided by operating activities	304	588
Cash flows from investing activities
Capital expenditures	(1,262)	(1,208)
Other investing activities	3	15
Net cash flows used in investing activities	(1,259)	(1,193)
Cash flows from financing activities
Changes in short-term borrowings	(130)	—
Proceeds from short-term borrowings with maturities greater than 90 days	400	—
Repayments on short-term borrowings with maturities greater than 90 days	(150)	—
Issuance of long-term debt	975	750
Dividends paid on common stock	(374)	(289)
Contributions from parent	372	335
Other financing activities	(13)	(12)
Net cash flows provided by financing activities	1,080	784
Increase in cash, restricted cash, and cash equivalents	125	179
Cash, restricted cash, and cash equivalents at beginning of period	511	384
Cash, restricted cash, and cash equivalents at end of period	$636	$563

Supplemental cash flow information
Decrease in capital expenditures not paid	$(7)	$(44)
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$74	$67
Restricted cash and cash equivalents	361	327
Accounts receivable
Customer accounts receivable	786	558
Customer allowance for credit losses	(67)	(59)
Customer accounts receivable, net	719	499
Other accounts receivable	234	441
Other allowance for credit losses	(18)	(17)
Other accounts receivable, net	216	424
Receivables from affiliates	3	3
Inventories, net	238	196
Regulatory assets	1,609	775
Other	105	92
Total current assets	3,325	2,383
Property, plant, and equipment (net of accumulated depreciation and amortization of $6,985 and $6,673 as of June 30, 2023 and December 31, 2022, respectively)	28,283	27,513
Deferred debits and other assets
Regulatory assets	2,612	2,667
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	2,857	2,660
Investments	6	6
Prepaid pension asset	1,222	1,206
Other	742	601
Total deferred debits and other assets	10,064	9,765
Total assets	$41,672	$39,661
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$697	$577
Accounts payable	728	1,010
Accrued expenses	396	415
Payables to affiliates	71	74
Customer deposits	112	108
Regulatory liabilities	196	226
Mark-to-market derivative liabilities	24	5
Other	210	191
Total current liabilities	2,434	2,606
Long-term debt	11,482	10,518
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,178	5,021
Regulatory liabilities	7,265	6,913
Asset retirement obligations	150	148
Non-pension postretirement benefits obligations	170	165
Mark-to-market derivative liabilities	109	79
Other	827	642
Total deferred credits and other liabilities	13,699	12,968
Total liabilities	27,820	26,297
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	10,118	9,746
Retained earnings	2,146	2,030
Total shareholders’ equity	13,852	13,364
Total liabilities and shareholders’ equity	$41,672	$39,661

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2022	$1,588	$9,746	$2,030	$13,364
Net income	—	—	241	241
Common stock dividends	—	—	(187)	(187)
Contributions from parent	—	186	—	186
Balance at March 31, 2023	$1,588	$9,932	$2,084	$13,604
Net income	—	—	249	249
Common stock dividends	—	—	(187)	(187)
Contributions from parent	—	186	—	186
Balance at June 30, 2023	$1,588	$10,118	$2,146	$13,852

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2021	$1,588	$9,076	$1,691	$12,355
Net income	—	—	188	188
Common stock dividends	—	—	(144)	(144)
Contributions from parent	—	167	—	167
Balance at March 31, 2022	$1,588	$9,243	$1,735	$12,566
Net income	—	—	227	227
Common stock dividends	—	—	(145)	(145)
Contributions from parent	—	168	—	168
Balance at June 30, 2022	$1,588	$9,411	$1,817	$12,816
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$723	$707	$1,521	$1,441
Natural gas operating revenues	108	108	425	414
Revenues from alternative revenue programs	(5)	—	(10)	6
Operating revenues from affiliates	2	1	4	2
Total operating revenues	828	816	1,940	1,863
Operating expenses
Purchased power	267	244	597	472
Purchased fuel	35	39	189	184
Purchased power from affiliate	—	—	—	33
Operating and maintenance	186	168	405	364
Operating and maintenance from affiliates	53	47	105	99
Depreciation and amortization	99	93	197	185
Taxes other than income taxes	47	48	97	95
Total operating expenses	687	639	1,590	1,432
Operating income	141	177	350	431
Other income and (deductions)
Interest expense, net	(45)	(40)	(90)	(78)
Interest expense to affiliates	(3)	(3)	(7)	(6)
Other, net	6	8	15	16
Total other income and (deductions)	(42)	(35)	(82)	(68)
Income before income taxes	99	142	268	363
Income taxes	2	9	5	24
Net income	$97	$133	$263	$339
Comprehensive income	$97	$133	$263	$339
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$263	$339
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	197	185
Deferred income taxes and amortization of investment tax credits	(26)	14
Other non-cash operating activities	12	4
Changes in assets and liabilities:
Accounts receivable	182	(29)
Receivables from and payables to affiliates, net	(3)	(40)
Inventories	52	(8)
Accounts payable and accrued expenses	(167)	5
Income taxes	56	49
Regulatory assets and liabilities, net	14	(24)
Pension and non-pension postretirement benefit contributions	(1)	(13)
Other assets and liabilities	(34)	(70)
Net cash flows provided by operating activities	545	412
Cash flows from investing activities
Capital expenditures	(707)	(658)
Changes in Exelon intercompany money pool	(225)	—
Other investing activities	—	5
Net cash flows used in investing activities	(932)	(653)
Cash flows from financing activities
Changes in short-term borrowings	(239)	210
Issuance of long-term debt	575	350
Retirement of long-term debt	(50)	(350)
Dividends paid on common stock	(202)	(200)
Contributions from parent	330	227
Other financing activities	(4)	(8)
Net cash flows provided by financing activities	410	229
Increase (decrease) in cash, restricted cash, and cash equivalents	23	(12)
Cash, restricted cash, and cash equivalents at beginning of period	68	44
Cash, restricted cash, and cash equivalents at end of period	$91	$32

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$3	$(11)
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$82	$59
Restricted cash and cash equivalents	9	9
Accounts receivable
Customer accounts receivable	448	635
Customer allowance for credit losses	(101)	(105)
Customer accounts receivable, net	347	530
Other accounts receivable	127	153
Other allowance for credit losses	(8)	(9)
Other accounts receivable, net	119	144
Receivables from affiliates	1	4
Receivable from Exelon intercompany money pool	225	—
Inventories, net
Fossil fuel	47	99
Materials and supplies	52	52
Prepaid utility taxes	68	—
Regulatory assets	102	80
Other	45	38
Total current assets	1,097	1,015
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,182 and $4,078 as of June 30, 2023 and December 31, 2022, respectively)	12,651	12,125
Deferred debits and other assets
Regulatory assets	717	652
Receivable related to Regulatory Agreement Units	263	237
Investments	32	30
Prepaid pension asset	421	413
Other	26	30
Total deferred debits and other assets	1,459	1,362
Total assets	$15,207	$14,502
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$239
Long-term debt due within one year	—	50
Accounts payable	530	668
Accrued expenses	165	142
Payables to affiliates	36	42
Customer deposits	72	63
Regulatory liabilities	116	75
Other	60	32
Total current liabilities	979	1,311
Long-term debt	5,132	4,562
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,263	2,213
Regulatory liabilities	295	270
Asset retirement obligations	28	28
Non-pension postretirement benefits obligations	287	286
Other	85	85
Total deferred credits and other liabilities	2,958	2,882
Total liabilities	9,253	8,939
Commitments and contingencies
Shareholder’s equity
Common stock	4,032	3,702
Retained earnings	1,922	1,861
Total shareholder’s equity	5,954	5,563
Total liabilities and shareholder's equity	$15,207	$14,502
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$3,702	$1,861	$5,563
Net income	—	166	166
Common stock dividends	—	(101)	(101)
Contributions from parent	330	—	330
Balance at March 31, 2023	$4,032	$1,926	$5,958
Net income	—	97	97
Common stock dividends	—	(101)	(101)
Balance at June 30, 2023	$4,032	$1,922	$5,954

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$3,428	$1,684	$5,112
Net income	—	206	206
Common stock dividends	—	(100)	(100)
Contributions from parent	227	—	227
Balance at March 31, 2022	$3,655	$1,790	$5,445
Net income	—	133	133
Common stock dividends	—	(100)	(100)
Balance at June 30, 2022	$3,655	$1,823	$5,478
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$670	$642	$1,449	$1,377
Natural gas operating revenues	121	161	530	585
Revenues from alternative revenue programs	4	(20)	70	(32)
Operating revenues from affiliates	2	3	4	10
Total operating revenues	797	786	2,053	1,940
Operating expenses
Purchased power	261	241	604	526
Purchased fuel	11	48	160	199
Purchased power from affiliate	—	—	—	18
Operating and maintenance	144	154	311	321
Operating and maintenance from affiliates	54	51	108	102
Depreciation and amortization	158	152	325	322
Taxes other than income taxes	76	71	159	148
Total operating expenses	704	717	1,667	1,636
Operating income	93	69	386	304
Other income and (deductions)
Interest expense, net	(44)	(36)	(88)	(71)
Other, net	5	5	8	11
Total other income and (deductions)	(39)	(31)	(80)	(60)
Income before income taxes	54	38	306	244
Income taxes	12	1	65	10
Net income	$42	$37	$241	$234
Comprehensive income	$42	$37	$241	$234
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$241	$234
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	325	322
Deferred income taxes and amortization of investment tax credits	38	13
Other non-cash operating activities	(36)	79
Changes in assets and liabilities:
Accounts receivable	185	(14)
Receivables from and payables to affiliates, net	(8)	(11)
Inventories	51	(27)
Accounts payable and accrued expenses	(114)	(12)
Collateral (paid) received, net	(22)	190
Income taxes	8	(27)
Regulatory assets and liabilities, net	(83)	(36)
Pension and non-pension postretirement benefit contributions	(11)	(59)
Other assets and liabilities	37	24
Net cash flows provided by operating activities	611	676
Cash flows from investing activities
Capital expenditures	(656)	(578)
Other investing activities	4	7
Net cash flows used in investing activities	(652)	(571)
Cash flows from financing activities
Changes in short-term borrowings	(408)	(130)
Issuance of long-term debt	700	500
Retirement of long-term debt	(300)	—
Dividends paid on common stock	(158)	(150)
Contributions from parent	237	186
Other financing activities	(7)	(7)
Net cash flows provided by financing activities	64	399
Increase in cash, restricted cash, and cash equivalents	23	504
Cash, restricted cash, and cash equivalents at beginning of period	67	55
Cash, restricted cash, and cash equivalents at end of period	$90	$559

Supplemental cash flow information
Decrease in capital expenditures not paid	$(60)	$(21)
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$89	$43
Restricted cash and cash equivalents	1	24
Accounts receivable
Customer accounts receivable	440	617
Customer allowance for credit losses	(50)	(54)
Customer accounts receivable, net	390	563
Other accounts receivable	114	132
Other allowance for credit losses	(8)	(10)
Other accounts receivable, net	106	122
Inventories, net
Fossil fuel	34	91
Materials and supplies	71	65
Prepaid utility taxes	—	52
Regulatory assets	241	177
Other	18	13
Total current assets	950	1,150
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,737 and $4,583 as of June 30, 2023 and December 31, 2022, respectively)	11,673	11,338
Deferred debits and other assets
Regulatory assets	541	527
Investments	9	7
Prepaid pension asset	269	291
Other	46	37
Total deferred debits and other assets	865	862
Total assets	$13,488	$13,350
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$408
Long-term debt due within one year	—	300
Accounts payable	316	462
Accrued expenses	139	159
Payables to affiliates	32	39
Customer deposits	109	105
Regulatory liabilities	42	47
Other	32	55
Total current liabilities	670	1,575
Long-term debt	4,601	3,907
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,896	1,832
Regulatory liabilities	789	816
Asset retirement obligations	30	30
Non-pension postretirement benefits obligations	161	166
Other	85	88
Total deferred credits and other liabilities	2,961	2,932
Total liabilities	8,232	8,414
Commitments and contingencies
Shareholder's equity
Common stock	3,098	2,861
Retained earnings	2,158	2,075
Total shareholder's equity	5,256	4,936
Total liabilities and shareholder's equity	$13,488	$13,350

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$2,861	$2,075	$4,936
Net income	—	200	200
Common stock dividends	—	(80)	(80)
Contributions from parent	237	—	237
Balance at March 31, 2023	$3,098	$2,195	$5,293
Net income	—	42	42
Common stock dividends	—	(79)	(79)
Balance at June 30, 2023	$3,098	$2,158	$5,256

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$2,575	$1,995	$4,570
Net income	—	198	198
Common stock dividends	—	(76)	(76)
Balance at March 31, 2022	$2,575	$2,117	$4,692
Net income	—	37	37
Common stock dividends	—	(75)	(75)
Contributions from parent	186	—	186
Balance at June 30, 2022	$2,761	$2,079	$4,840
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$1,265	$1,199	$2,637	$2,522
Natural gas operating revenues	29	37	126	120
Revenues from alternative revenue programs	9	(17)	74	(22)
Operating revenues from affiliates	2	2	4	6
Total operating revenues	1,305	1,221	2,841	2,626
Operating expenses
Purchased power	455	401	1,027	888
Purchased fuel	12	19	67	61
Purchased power from affiliate	—	—	—	50
Operating and maintenance	260	245	527	493
Operating and maintenance from affiliates	44	47	86	98
Depreciation and amortization	243	240	484	459
Taxes other than income taxes	112	114	232	233
Total operating expenses	1,126	1,066	2,423	2,282
Operating income	179	155	418	344
Other income and (deductions)
Interest expense, net	(81)	(73)	(157)	(143)
Other, net	25	19	51	37
Total other income and (deductions)	(56)	(54)	(106)	(106)
Income before income taxes	123	101	312	238
Income taxes	20	1	54	8
Net income	$103	$100	$258	$230
Comprehensive income	$103	$100	$258	$230
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$258	$230
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	484	459
Deferred income taxes and amortization of investment tax credits	26	(7)
Other non-cash operating activities	20	76
Changes in assets and liabilities:
Accounts receivable	55	(92)
Receivables from and payables to affiliates, net	(8)	(53)
Inventories	(14)	(7)
Accounts payable and accrued expenses	(25)	10
Collateral (paid) received, net	(191)	403
Income taxes	6	(2)
Regulatory assets and liabilities, net	8	(71)
Pension and non-pension postretirement benefit contributions	(11)	(70)
Other assets and liabilities	(80)	(86)
Net cash flows provided by operating activities	528	790
Cash flows from investing activities
Capital expenditures	(1,022)	(776)
Other investing activities	8	3
Net cash flows used in investing activities	(1,014)	(773)
Cash flows from financing activities
Changes in short-term borrowings	(377)	(425)
Issuance of long-term debt	450	700
Retirement of long-term debt	—	(200)
Changes in Exelon intercompany money pool	8	17
Distributions to member	(212)	(395)
Contributions from member	405	704
Other financing activities	(25)	(12)
Net cash flows provided by financing activities	249	389
(Decrease) increase in cash, restricted cash, and cash equivalents	(237)	406
Cash, restricted cash, and cash equivalents at beginning of period	373	213
Cash, restricted cash, and cash equivalents at end of period	$136	$619

Supplemental cash flow information
Decrease in capital expenditures not paid	$(91)	$(48)
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$110	$198
Restricted cash and cash equivalents	26	175
Accounts receivable
Customer accounts receivable	659	734
Customer allowance for credit losses	(105)	(109)
Customer accounts receivable, net	554	625
Other accounts receivable	304	300
Other allowance for credit losses	(53)	(46)
Other accounts receivable, net	251	254
Receivables from affiliates	2	2
Inventories, net
Fossil fuel	7	18
Materials and supplies	261	236
Regulatory assets	400	455
Other	84	96
Total current assets	1,695	2,059
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,901 and $2,618 as of June 30, 2023 and December 31, 2022, respectively)	18,279	17,686
Deferred debits and other assets
Regulatory assets	1,589	1,610
Goodwill	4,005	4,005
Investments	141	138
Prepaid pension asset	311	353
Other	221	231
Total deferred debits and other assets	6,267	6,337
Total assets	$26,241	$26,082
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$37	$414
Long-term debt due within one year	996	591
Accounts payable	657	771
Accrued expenses	258	260
Payables to affiliates	58	66
Borrowings from Exelon intercompany money pool	52	44
Customer deposits	95	88
Regulatory liabilities	73	76
Unamortized energy contract liabilities	8	10
PPA termination obligation	74	87
Other	132	330
Total current liabilities	2,440	2,737
Long-term debt	7,554	7,529
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,967	2,895
Regulatory liabilities	958	1,011
Asset retirement obligations	60	59
Non-pension postretirement benefit obligations	45	50
Unamortized energy contract liabilities	30	35
Other	506	536
Total deferred credits and other liabilities	4,566	4,586
Total liabilities	14,560	14,852
Commitments and contingencies
Member's equity
Membership interest	11,987	11,582
Undistributed losses	(306)	(352)
Total member's equity	11,681	11,230
Total liabilities and member's equity	$26,241	$26,082
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2023
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2022	$11,582	$(352)	$11,230
Net income	—	155	155
Distributions to member	—	(112)	(112)
Contributions from member	405	—	405
Balance at March 31, 2023	$11,987	$(309)	$11,678
Net income	—	103	103
Distributions to member	—	(100)	(100)
Balance at June 30, 2023	$11,987	$(306)	$11,681

	Six Months Ended June 30, 2022
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2021	$10,795	$(210)	$10,585
Net income	—	130	130
Distributions to member	—	(102)	(102)
Contributions from member	704	—	704
Balance at March 31, 2022	$11,499	$(182)	$11,317
Net income	—	100	100
Distributions to member	—	(293)	(293)
Balance at June 30, 2022	$11,499	$(375)	$11,124
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$633	$580	$1,302	$1,200
Revenues from alternative revenue programs	7	(1)	46	(7)
Operating revenues from affiliates	2	2	3	2
Total operating revenues	642	581	1,351	1,195
Operating expenses
Purchased power	204	162	462	336
Purchased power from affiliate	—	—	—	39
Operating and maintenance	82	72	175	145
Operating and maintenance from affiliates	58	56	115	115
Depreciation and amortization	109	105	216	213
Taxes other than income taxes	88	92	183	186
Total operating expenses	541	487	1,151	1,034
Operating income	101	94	200	161
Other income and (deductions)
Interest expense, net	(43)	(38)	(81)	(74)
Other, net	16	13	33	26
Total other income and (deductions)	(27)	(25)	(48)	(48)
Income before income taxes	74	69	152	113
Income taxes	10	(1)	22	(3)
Net income	$64	$70	$130	$116
Comprehensive income	$64	$70	$130	$116
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$130	$116
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	216	213
Deferred income taxes and amortization of investment tax credits	12	(7)
Other non-cash operating activities	3	17
Changes in assets and liabilities:
Accounts receivable	12	(62)
Receivables from and payables to affiliates, net	(2)	(39)
Inventories	(10)	(6)
Accounts payable and accrued expenses	(21)	6
Collateral (paid) received, net	(26)	85
Income taxes	(1)	(24)
Regulatory assets and liabilities, net	(6)	(36)
Pension and non-pension postretirement benefit contributions	(8)	(7)
Other assets and liabilities	7	(15)
Net cash flows provided by operating activities	306	241
Cash flows from investing activities
Capital expenditures	(483)	(402)
Other investing activities	8	2
Net cash flows used in investing activities	(475)	(400)
Cash flows from financing activities
Changes in short-term borrowings	(299)	(132)
Issuance of long-term debt	250	400
Retirement of long-term debt	—	(200)
Changes in PHI intercompany money pool	52	73
Dividends paid on common stock	(115)	(300)
Contributions from parent	243	387
Other financing activities	(19)	(6)
Net cash flows provided by financing activities	112	222
(Decrease) increase in cash, restricted cash, and cash equivalents	(57)	63
Cash, restricted cash, and cash equivalents at beginning of period	99	68
Cash, restricted cash, and cash equivalents at end of period	$42	$131

Supplemental cash flow information
Decrease in capital expenditures not paid	$(43)	$(24)
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$16	$45
Restricted cash and cash equivalents	26	54
Accounts receivable
Customer accounts receivable	337	351
Customer allowance for credit losses	(50)	(47)
Customer accounts receivable, net	287	304
Other accounts receivable	178	180
Other allowance for credit losses	(31)	(25)
Other accounts receivable, net	147	155
Inventories, net	145	135
Regulatory assets	212	235
Other	13	53
Total current assets	846	981
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,171 and $4,067 as of June 30, 2023 and December 31, 2022, respectively)	9,111	8,794
Deferred debits and other assets
Regulatory assets	443	437
Investments	122	119
Prepaid pension asset	259	273
Other	57	53
Total deferred debits and other assets	881	882
Total assets	$10,838	$10,657
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$299
Long-term debt due within one year	405	4
Accounts payable	310	382
Accrued expenses	126	125
Payables to affiliates	32	34
Borrowings from PHI intercompany money pool	52	—
Customer deposits	43	39
Regulatory liabilities	11	6
Merger related obligation	27	26
Other	58	93
Total current liabilities	1,064	1,008
Long-term debt	3,593	3,747
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,421	1,382
Regulatory liabilities	421	455
Asset retirement obligations	40	39
Other	260	244
Total deferred credits and other liabilities	2,142	2,120
Total liabilities	6,799	6,875
Commitments and contingencies
Shareholder's equity
Common stock	3,010	2,767
Retained earnings	1,029	1,015
Total shareholder's equity	4,039	3,782
Total liabilities and shareholder's equity	$10,838	$10,657
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$2,767	$1,015	$3,782
Net income	—	65	65
Common stock dividends	—	(48)	(48)
Contributions from parent	243	—	243
Balance at March 31, 2023	$3,010	$1,032	$4,042
Net income	—	64	64
Common stock dividends	—	(67)	(67)
Balance at June 30, 2023	$3,010	$1,029	$4,039

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$2,302	$1,173	$3,475
Net income	—	46	46
Common stock dividends	—	(42)	(42)
Contributions from parent	387	—	387
Balance at March 31, 2022	$2,689	$1,177	$3,866
Net income	—	70	70
Common stock dividends	—	(258)	(258)
Balance at June 30, 2022	$2,689	$989	$3,678

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$315	$295	$682	$643
Natural gas operating revenues	29	37	126	120
Revenues from alternative revenue programs	3	(2)	12	(3)
Operating revenues from affiliates	2	2	3	3
Total operating revenues	349	332	823	763
Operating expenses
Purchased power	127	116	293	253
Purchased fuel	12	19	67	61
Purchased power from affiliate	—	—	—	10
Operating and maintenance	45	45	91	97
Operating and maintenance from affiliates	43	43	84	84
Depreciation and amortization	60	56	121	113
Taxes other than income taxes	18	17	37	35
Total operating expenses	305	296	693	653
Operating income	44	36	130	110
Other income and (deductions)
Interest expense, net	(18)	(17)	(36)	(33)
Other, net	4	4	8	6
Total other income and (deductions)	(14)	(13)	(28)	(27)
Income before income taxes	30	23	102	83
Income taxes	5	2	17	6
Net income	$25	$21	$85	$77
Comprehensive income	$25	$21	$85	$77
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$85	$77
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	121	113
Deferred income taxes and amortization of investment tax credits	3	3
Other non-cash operating activities	2	13
Changes in assets and liabilities:
Accounts receivable	48	(8)
Receivables from and payables to affiliates, net	1	(3)
Inventories	5	1
Accounts payable and accrued expenses	(9)	12
Collateral (paid) received, net	(121)	180
Income taxes	11	6
Regulatory assets and liabilities, net	25	(11)
Pension and non-pension postretirement benefit contributions	—	(1)
Other assets and liabilities	10	1
Net cash flows provided by operating activities	181	383
Cash flows from investing activities
Capital expenditures	(258)	(194)
Changes in PHI intercompany money pool	(102)	(73)
Other investing activities	—	2
Net cash flows used in investing activities	(360)	(265)
Cash flows from financing activities
Changes in short-term borrowings	(115)	(149)
Issuance of long-term debt	125	125
Dividends paid on common stock	(60)	(56)
Contributions from parent	99	144
Other financing activities	(4)	(4)
Net cash flows provided by financing activities	45	60
(Decrease) increase in cash, restricted cash, and cash equivalents	(134)	178
Cash, restricted cash, and cash equivalents at beginning of period	152	71
Cash, restricted cash, and cash equivalents at end of period	$18	$249

Supplemental cash flow information
Decrease in capital expenditures not paid	$(3)	$(5)

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$18	$31
Restricted cash and cash equivalents	—	121
Accounts receivable
Customer accounts receivable	149	204
Customer allowance for credit losses	(21)	(21)
Customer accounts receivable, net	128	183
Other accounts receivable	54	52
Other allowance for credit losses	(9)	(7)
Other accounts receivable, net	45	45
Receivable from PHI intercompany pool	102	—
Inventories, net
Fossil fuel	7	18
Materials and supplies	64	58
Regulatory assets	59	80
Other	23	37
Total current assets	446	573
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,854 and $1,772 as of June 30, 2023 and December 31, 2022, respectively)	4,974	4,820
Deferred debits and other assets
Regulatory assets	205	202
Prepaid pension asset	144	153
Other	54	54
Total deferred debits and other assets	403	409
Total assets	$5,823	$5,802
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$115
Long-term debt due within one year	584	584
Accounts payable	162	172
Accrued expenses	46	41
Payables to affiliates	23	22
Customer deposits	31	29
Regulatory liabilities	47	44
Other	17	136
Total current liabilities	910	1,143
Long-term debt	1,477	1,354
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	887	869
Regulatory liabilities	371	380
Asset retirement obligations	13	13
Non-pension postretirement benefits obligations	9	9
Other	82	84
Total deferred credits and other liabilities	1,362	1,355
Total liabilities	3,749	3,852
Commitments and contingencies
Shareholder's equity
Common stock	1,455	1,356
Retained earnings	619	594
Total shareholder's equity	2,074	1,950
Total liabilities and shareholder's equity	$5,823	$5,802
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$1,356	$594	$1,950
Net income	—	60	60
Common stock dividends	—	(42)	(42)
Contributions from parent	99	—	99
Balance at March 31, 2023	$1,455	$612	$2,067
Net income	—	25	25
Common stock dividends	—	(18)	(18)
Balance at June 30, 2023	$1,455	$619	$2,074

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$1,209	$568	$1,777
Net income	—	56	56
Common stock dividends	—	(41)	(41)
Contributions from parent	144	—	144
Balance at March 31, 2022	$1,353	$583	$1,936
Net income	—	21	21
Common stock dividends	—	(15)	(15)
Balance at June 30, 2022	$1,353	$589	$1,942

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$317	$323	$653	$668
Revenues from alternative revenue programs	(1)	(15)	16	(12)
Operating revenues from affiliates	1	1	1	2
Total operating revenues	317	309	670	658
Operating expenses
Purchased power	124	123	273	299
Purchased power from affiliate	—	—	—	2
Operating and maintenance	48	50	91	97
Operating and maintenance from affiliates	37	36	74	73
Depreciation and amortization	68	72	135	118
Taxes other than income taxes	3	2	4	4
Total operating expenses	280	283	577	593
Operating income	37	26	93	65
Other income and (deductions)
Interest expense, net	(17)	(17)	(34)	(32)
Other, net	4	2	9	5
Total other income and (deductions)	(13)	(15)	(25)	(27)
Income before income taxes	24	11	68	38
Income taxes	6	—	17	1
Net income	$18	$11	$51	$37
Comprehensive income	$18	$11	$51	$37
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$51	$37
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	135	118
Deferred income taxes and amortization of investment tax credits	12	—
Other non-cash operating activities	(3)	25
Changes in assets and liabilities:
Accounts receivable	(5)	(20)
Receivables from and payables to affiliates, net	(5)	(10)
Inventories	(9)	(2)
Accounts payable and accrued expenses	15	9
Collateral (paid) received, net	(45)	137
Income taxes	(4)	8
Regulatory assets and liabilities, net	(12)	(11)
Pension and non-pension postretirement benefit contributions	—	(7)
Other assets and liabilities	(89)	(63)
Net cash flows provided by operating activities	41	221
Cash flows from investing activities
Capital expenditures	(275)	(179)
Net cash flows used in investing activities	(275)	(179)
Cash flows from financing activities
Changes in short-term borrowings	37	(144)
Issuance of long-term debt	75	175
Changes in PHI intercompany money pool	50	—
Dividends paid on common stock	(36)	(38)
Contributions from parent	63	173
Other financing activities	(3)	(4)
Net cash flows provided by financing activities	186	162
(Decrease) increase in cash and cash equivalents	(48)	204
Cash and cash equivalents at beginning of period	72	29
Cash and cash equivalents at end of period	$24	$233

Supplemental cash flow information
Decrease in capital expenditures not paid	$(44)	$(19)
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$24	$72
Accounts receivable
Customer accounts receivable	173	179
Customer allowance for credit losses	(34)	(41)
Customer accounts receivable, net	139	138
Other accounts receivable	71	70
Other allowance for credit losses	(13)	(14)
Other accounts receivable, net	58	56
Receivables from affiliates	2	1
Inventories, net	52	43
Prepaid utility taxes	43	—
Regulatory assets	116	130
Other	3	3
Total current assets	437	443
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,619 and $1,551 as of June 30, 2023 and December 31, 2022, respectively)	4,120	3,990
Deferred debits and other assets
Regulatory assets	488	494
Prepaid pension asset	11	18
Other	32	34
Total deferred debits and other assets	531	546
Total assets	$5,088	$4,979
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$37	$—
Long-term debt due within one year	3	3
Accounts payable	178	206
Accrued expenses	42	47
Payables to affiliates	22	26
Borrowings from PHI intercompany money pool	50	—
Customer deposits	22	21
Regulatory liabilities	15	26
PPA termination obligation	74	87
Other	12	58
Total current liabilities	455	474
Long-term debt	1,831	1,754
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	748	734
Regulatory liabilities	147	156
Non-pension postretirement benefit obligations	7	8
Other	69	100
Total deferred credits and other liabilities	971	998
Total liabilities	3,257	3,226
Commitments and contingencies
Shareholder's equity
Common stock	1,828	1,765
Retained earnings (deficit)	3	(12)
Total shareholder's equity	1,831	1,753
Total liabilities and shareholder's equity	$5,088	$4,979

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$1,765	$(12)	$1,753
Net income	—	33	33
Common stock dividends	—	(21)	(21)
Contributions from parent	63	—	63
Balance at March 31, 2023	$1,828	$—	$1,828
Net income	—	18	18
Common stock dividends	—	(15)	(15)
Balance at June 30, 2023	$1,828	$3	$1,831

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Retained Deficit	Total Shareholder's Equity
Balance at December 31, 2021	$1,590	$(15)	$1,575
Net income	—	26	26
Common stock dividends	—	(19)	(19)
Contributions from parent	173	—	173
Balance at March 31, 2022	$1,763	$(8)	$1,755
Net income	—	11	11
Common stock dividends	—	(19)	(19)
Balance at June 30, 2022	$1,763	$(16)	$1,747

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
The accompanying consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited but, in the opinion of each Registrant's management, the Registrants include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2022 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
The separation of Constellation, including Generation and its subsidiaries, met the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Comprehensive income, shareholders' equity, and cash flows related to Constellation have not been segregated and are included in the Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows, respectively, for the six months ended June 30, 2022. See Note 2 — Discontinued Operations for additional information.
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
•Transition Services Agreement (TSA) – governs the terms and conditions of the services that Exelon provides to Constellation and Constellation provides to Exelon for an expected period of two years, provided that certain services may be longer than the term and services may be extended with approval from both parties. The services include specified accounting, finance, information technology, human resources, employee benefits and other services that have historically been provided on a centralized basis by BSC. For the three and six months ended June 30, 2023, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $44 million and $94 million recorded in Other income, net and $3 million and $9 million recorded in Operating and maintenance expense, respectively. For the three months ended June 30, 2022, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $69 million recorded in Other income, net and $11 million recorded in Operating and maintenance expense, respectively. Additionally, for the period from February 1, 2022 to June 30, 2022, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $125 million recorded in Other income, net and $20 million recorded in Operating and maintenance expense, respectively.

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
There were no results from discontinued operations for the three and six months ended June 30, 2023 and the three months ended June 30, 2022. The following table presents the results of Constellation that have been reclassified from continuing operations and included in discontinued operations within Exelon’s Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2022.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Discontinued Operations

Six Months Ended June 30,
2022
Operating revenues
Competitive business revenues	$1,855
Competitive business revenues from affiliates	161
Total operating revenues	2,016
Operating expenses
Competitive businesses purchased power and fuel	1,138
Operating and maintenance(a)	371
Depreciation and amortization	94
Taxes other than income taxes	44
Total operating expenses	1,647
Gain on sales of assets and businesses	10
Operating income	379
Other income and (deductions)
Interest expense, net	(20)
Other, net	(281)
Total other income and (deductions)	(301)
Income before income taxes	78
Income taxes	(40)
Equity in losses of unconsolidated affiliates	(1)
Net income	117
Net income attributable to noncontrolling interests	1
Net income from discontinued operations	$116
__________
(a)Includes transaction and transition costs related to the separation of $52 million for the six months ended June 30, 2022.
There were no assets or liabilities of discontinued operations included in Exelon's Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022. Constellation had net assets of $11,573 million that separated on February 1, 2022 that resulted in a reduction to Exelon's equity during the year ended December 31, 2022. Refer to the Distribution of Constellation line in Exelon's Consolidated Statement of Changes in Shareholders' Equity for further information.
There were no discontinued operations included within Exelon’s Consolidated Statements of Cash Flows for the six months ended June 30, 2023. The following table presents selected financial information regarding cash flows of the discontinued operations that are included within Exelon’s Consolidated Statements of Cash Flows for the six months ended June 30, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Discontinued Operations

Six Months Ended June 30,
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
(c)Reflects a three-year cumulative multi-year plan for 2021 through 2023. BGE proposed to use certain tax benefits to fully offset the increases in 2021 and 2022 and partially offset the increase in 2023. The MDPSC awarded BGE electric revenue requirement increases of $59 million, $39 million, and $42 million, before offsets, in 2021, 2022, and 2023, respectively, and natural gas revenue requirement increases of $53 million, $11 million, and $10 million, before offsets, in 2021, 2022, and 2023, respectively. However, the MDPSC utilized the tax benefits to fully offset the increases in 2021 and January 2022 such that customer rates remained unchanged. For the remainder of 2022, the MDPSC chose to offset only 25% of the cumulative 2021 and 2022 electric revenue requirement increases and 50% of the cumulative gas revenue requirement increases. In 2021, the MDPSC deferred a decision on whether to use certain tax benefits to offset the revenue requirement increases in 2023 and directed BGE to make another proposal at the end of 2022. In September 2022, BGE proposed that tax benefits not be used to offset the 2023 revenue requirement increases. On October 26, 2022, the MDPSC accepted BGE's recommendation to not use tax benefits to offset the 2023 revenue requirement increases.
(d)Reflects a three-year cumulative multi-year plan for April 1, 2021 through March 31, 2024. The MDPSC awarded Pepco electric incremental revenue requirement increases of $21 million, $16 million, and $15 million, before offsets, for the 12-month periods ending March 31, 2022, 2023, and 2024, respectively. Pepco proposed to utilize certain tax benefits to fully offset the increase through 2023 and partially offset customer rate increases in 2024. However, the MDPSC only utilized the acceleration of refunds for certain tax benefits to fully offset the increases such that customer rates remain unchanged through March 31, 2022. On February 23, 2022, the MDPSC chose to offset 25% of the cumulative revenue requirement increase for the 12-month period ending March 31, 2023. In 2021, the MDPSC deferred a decision on whether to use certain tax benefits to offset the revenue requirement increases for the 12-month period ending March 31, 2024. In December 2022 Pepco proposed that tax benefits not be used to offset the revenue requirement increases for this period. On January 25, 2023, the MDPSC accepted Pepco’s recommendations not to use tax benefits to offset revenue requirement increases for the 12-month period ending March 31, 2024.
(e)Reflects a three-year cumulative multi-year plan for January 1, 2023 through December 31, 2025. The MDPSC awarded DPL electric incremental revenue requirement increases of $17 million, $6 million, and $6 million for 2023, 2024, and 2025, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois(a)	January 17, 2023	Electric	$1,545	10.50% to 10.65%	Fourth quarter of 2023
ComEd - Illinois(b)	April 21, 2023	Electric	247	8.91%	Fourth quarter of 2023
BGE - Maryland(c)	February 17, 2023	Electric	313	10.40%	Fourth quarter of 2023
		Natural Gas	289	10.40%
Pepco - District of Columbia(d)	April 13, 2023	Electric	191	10.50%	Second quarter of 2024
Pepco - Maryland(e)	May 16, 2023	Electric	214	10.50%	Second quarter of 2024
DPL - Delaware(f)	December 15, 2022 (amended May 30, 2023)	Electric	42	10.50%	Second quarter of 2024
ACE - New Jersey(g)	February 15, 2023 (amended June 2, 2023)	Electric	94	10.50%	First quarter of 2024
__________
(a)On June 27, 2023, ComEd submitted its MRP rebuttal testimony requesting an increase of the total revenue requirement increase to recover beneficial electrification costs through the MRP initially filed on January 17, 2023. The filing reflects a four-year cumulative MRP for January 1, 2024 to December 31, 2027 and total requested revenue requirement increases of $980 million effective January 1, 2024, $176 million effective January 1, 2025, $187 million effective January 1, 2026, and $202 million effective January 1, 2027, based on forecasted revenue requirements. If approved, the revenue requirement will provide for a weighted average debt and equity return on distribution rate base of 7.43% in 2024, 7.50% in 2025, 7.62% in 2026, and 7.70% in 2027, inclusive of an allowed ROE of 10.50% in 2024, 10.55% in 2025, 10.60% in 2026, and 10.65% in 2027. The requested revenue requirements are based on capital structures that reflect between 50.58% and 51.19% common equity. ComEd’s MRP also includes a proposed rate phase-in to defer approximately $343 million of the $980 million year-over-year increase for 2024 revenue from 2024 to 2026.
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
(e)Reflects a three-year cumulative multi-year plan for April 1, 2024 through March 31, 2027 submitted to the MDPSC. Pepco requested total electric revenue requirement increases of $74 million, $60 million and $60 million effective April 1, 2024, April 1, 2025, and April 1, 2026, respectively. The plan contains a proposed nine-month extension period with a requested revenue requirement increase of $20 million effective April 1, 2027 through December 31, 2027. Requested revenue requirement increases will be used to recover capital investments designed to advance system-readiness and support Maryland's climate and clean energy goals. Based on a settlement agreement filed with the MDPSC on July 21, 2023, Pepco proposed to establish a revenue deferral mechanism that would allow for recovery of its full Commission-

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
authorized year 1 increase between July 1, 2024 through March 31, 2025 and extend the procedural schedule to address intervenor resource constraints. The settlement agreement remains subject to approval and Pepco cannot predict if the MDPSC will approve the settlement agreement as filed.
(f)The rates went into effect on July 15, 2023, subject to refund.
(g)Requested increases are before New Jersey sales and use tax. ACE intends to put rates into effect on November 17, 2023, subject to refund.
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
For 2023, the following increases/(decreases) were included in the Utility Registrants' electric transmission formula rate updates:

Registrant(a)	Initial Revenue Requirement Increase	Annual Reconciliation Increase (Decrease)	Total Revenue Requirement Increase		Allowed Return on Rate Base(b)	Allowed ROE(c)
ComEd	$20	$63	$83		8.09%	11.50%
PECO	24	23	47		7.41%	10.35%
BGE	19	(12)	4	(d)	7.34%	10.50%
Pepco	37	(5)	32		7.57%	10.50%
DPL	32	(3)	29		7.08%	10.50%
ACE	41	(12)	29		7.08%	10.50%
__________
(a)All rates are effective June 1, 2023 - May 31, 2024, subject to review by interested parties pursuant to review protocols of each Utility Registrants' tariffs.
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
Beginning in 2024, ComEd will recover from retail customers, subject to certain exceptions, the costs it incurs to provide electric delivery services either through its electric distribution rate or other recovery mechanisms authorized by CEJA. On January 17, 2023, ComEd filed a petition with the ICC seeking approval of a MRP for 2024-2027. The MRP supports a multi-year grid plan (Grid Plan), also filed on January 17, covering planned investments on the electric distribution system within ComEd’s service area through 2027. Costs incurred during each year of the MRP are subject to ICC review and the plan’s revenue requirement for each year will be reconciled with the actual costs that the ICC determines are prudently and reasonably incurred for that year. The reconciliation is subject to adjustment for certain costs, including a limitation on recovery of costs that are more than 105% of certain costs in the previously approved MRP revenue requirement, absent a modification of the rate plan itself. Thus, for example, the rate adjustments necessary to reconcile 2024 revenues to ComEd’s actual 2024 costs incurred would take effect in January 2026 after the ICC’s review during 2025. Discovery remains ongoing. On May 22, 2023, direct testimony was filed by ICC staff and more than a dozen intervenors and intervenor groups. The testimonies addressed a wide variety of topics, including rate of return on equity, capital structure, grid planning, various distribution grid and information technology investments, and affordability and customer service. ComEd filed rebuttal testimony in June, which provided, among other things, defense of ComEd’s planned 2024-2027 capital investment and proposed cost of equity. ComEd also made voluntary adjustments and, per the ICC’s final beneficial electrification order requiring ComEd to recover beneficial electrification costs through the MRP, increased its total revenue requirement request from $1.47 billion to $1.54 billion. On July 27, 2023, ICC staff and intervenors filed rebuttal testimony, which showed little to no movement on the key issues, including ROE and large capital projects. The ICC must issue its decision on both the MRP and Grid Plan by mid-December 2023, for rates to begin with the January 2024 billing cycle.
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
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear-powered generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
credit or other subsidy if applicable. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. In the June 2022 billing period, ComEd began issuing credits to its retail customers under its new CMC rider. A regulatory asset is recorded for the difference between customer credits issued and the credit to be received from the participating nuclear-powered generating facilities. The balance as of June 30, 2023 is $1,079 million.
Under CEJA, the costs of procuring CMCs, including carrying costs, are recovered through a rider, the Rider Carbon-Free Resource Adjustment (Rider CFRA). The Rider CFRA provides for an annual reconciliation and true-up to actual costs incurred or credits received by ComEd to purchase CMCs, with any difference to be credited to or collected from ComEd’s retail customers in subsequent periods. The difference between the net payments to (or receivables from) ComEd ratepayers and the credits received by ComEd to purchase CMCs is recorded to Purchased Power expense with an offset to the regulatory asset (or regulatory liability). On December 21, 2022, ComEd filed a supplemental statement to the Rider CFRA proposing that it recover costs or provide credits faster than the tariff allows, implement monthly reconciliations, and allow ComEd to adjust Rider CFRA rates based not only on anticipated differences but also past payments or credits. The ICC approved the proposal on January 19, 2023.
Beneficial Electrification Plan
On March 23, 2023, the ICC issued its final order approving the beneficial electrification plan for ComEd. The ICC rejected ComEd’s request to treat a large portion of beneficial electrification costs as a regulatory asset and ordered ComEd to seek cost recovery through the multi-year rate plan filing for 2024 and 2025, and the final formula rate reconciliation docket for 2023, rather than through a separate charge. The order also authorized an overall annual budget of $77 million per year for the three year plan period (2023 through 2025). On April 18, 2023, ComEd filed an application for rehearing in the beneficial electrification plan docket. The Chicago Transit Authority and City of Chicago, jointly, and the Office of the Illinois Attorney General (ILAG) also filed applications for rehearing. On April 27, 2023, ICC staff filed a motion for clarification, seeking clarification from the ICC on the precise budget described in the final order. On May 8, 2023, the ICC denied all applications for rehearing, and entered an amendatory order regarding the annual beneficial electrification plan budgets. ComEd has been directed to use good faith efforts to spend $77 million annually. ComEd subsequently filed its compliance filing in May 2023, detailing project related spending, clarifying the procedure that will be used to seek stakeholder feedback related to beneficial electrification pilot programs, and including the timeline for tariff changes required to implement the programs. There were also three pending appeals from the beneficial electrification case, one filed by ComEd and two by the ILAG. ComEd and the ILAG both filed appeals of the ICC’s interim order that addressed the permissible scope of utility beneficial electrification programs outside of transportation and the rate impact cap. The ILAG also filed an appeal seeking reversal of portions of the ICC’s final decision. The final order partly mooted ComEd’s appeal of the interim order and ComEd has decided not to pursue the other issues. As such, ComEd recently moved to voluntarily dismiss its appeal and the appellate court granted that request. The ILAG plans to consolidate their appeals.
Energy Efficiency Formula Rate (Exelon and ComEd). ComEd filed its annual energy efficiency formula rate update with the ICC on May 26, 2023. The filing establishes the revenue requirement used to set the rates that will take effect in January 2024 after the ICC's review and approval. The requested revenue requirement update is based on a reconciliation of the 2022 actual costs plus projected 2024 expenditures.

Initial Revenue Requirement Increase	Annual Reconciliation Increase	Total Revenue Requirement Increase	Requested Return on Rate Base(a)	Requested ROE
$87	$31	$118	6.48%	8.91%
__________
(a)The requested revenue requirement increase provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 6.48% inclusive of an allowed ROE of 8.91%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. For the 2022 reconciliation year, the requested revenue requirement provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 7.48% inclusive of an allowed ROE of 10.91%, which includes an upward performance adjustment that increased the ROE. The performance adjustment can either increase or decrease the ROE based upon the achievement of energy efficiency savings goals.
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
As of June 30, 2023, the $94 million liability for the contract termination fee consists of $74 million and $20 million included in Other current liabilities and Other deferred credits and other liabilities, respectively, in Exelon's Consolidated Balance Sheet. The current and noncurrent liabilities are included in PPA termination obligation and Other deferred credits and other liabilities, respectively, in PHI's and ACE's Consolidated Balance Sheets. For the six months ended June 30, 2023 and 2022, ACE has respectively paid $43 million and $23 million of the liability, which is recorded in Changes in Other assets and liabilities in Exelon's, PHI's, and ACE's Consolidated Statements of Cash Flows.
ACE Infrastructure Investment Program “Powering the Future” Filing (Exelon, PHI, and ACE). On October 31, 2022, ACE filed with the NJBPU a second IIP, called “Powering the Future”, proposing to seek recovery through a new component of ACE’s rider mechanism, totaling $379 million, over the four-year period of July 1, 2023, to June 30, 2027. The new IIP will allow ACE to invest in projects that are designed to enhance the reliability, resiliency, and safety of the service ACE provides to its customers. On June 15, 2023, ACE entered into a settlement agreement with other parties, which allows for a recovery totaling $93 million of reliability related capital investments from July 1, 2023, through June 30, 2027. ACE will have the option of seeking approval from the NJBPU to extend the end date of the IIP beyond June 30, 2027, if ACE determines an extension is necessary. On June 29, 2023, the NJBPU adopted the settlement agreement and issued an order approving the program.
Other Federal Regulatory Matters
FERC Audit (Exelon and ComEd). The Utility Registrants are subject to periodic audits by FERC. FERC’s Division of Audits and Accounting initiated a nonpublic audit of ComEd in April 2021 evaluating ComEd’s compliance with (1) approved terms, rates, and conditions of its federally regulated service; (2) accounting requirements of the Uniform System of Accounts; (3) reporting requirements of the FERC Form 1; and (4) the requirements for record retention. The audit covered the period from January 1, 2017 to present. During the first quarter of 2023, ComEd was provided with information from FERC about several potential findings, including ComEd's methodology regarding the allocation of certain overhead costs to capital under FERC regulations. Based on the preliminary findings and discussions with FERC staff, ComEd determined that a loss was probable and recorded a regulatory liability to reflect its best estimate of that loss as of March 31, 2023.
On July 27, 2023, FERC issued a final audit report which included, among other things, findings and recommendations related to ComEd's methodology regarding the allocation of certain overhead costs to capitalized construction costs under FERC regulations. ComEd disagrees with various findings and recommendations in the audit report, as indicated in ComEd's public reply to the report. The final outcome and resolution of any contested audit issues as well as a reasonable estimate of potential future losses cannot be accurately estimated at this stage; however, the final resolution of these matters could result in recognition of future losses, above the amounts currently accrued, that could be material to the Exelon and ComEd financial statements.
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2022, unless noted below. See Note 3 — Regulatory Matters of the 2022 Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets increased $779 million primarily due to increases of $252 million in the Electric Distribution Formula Rate Annual Reconciliations regulatory asset, $236 million in the CMC regulatory asset, as discussed in CEJA above, and $145 million in the ZEC regulatory asset.
PECO. Regulatory assets increased $87 million primarily due to an increase of $76 million in the Deferred Income Taxes regulatory asset. Regulatory liabilities increased $66 million primarily due to increases of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
$55 million in the Electric Energy and Natural Gas Costs regulatory liability and $26 million in the Decommissioning the Regulatory Agreement Units regulatory liability.
BGE. Regulatory assets increased $78 million primarily due to an increase of $54 million in the Under-Recovered Revenue Decoupling regulatory asset.
Pepco. Regulatory liabilities decreased $29 million primarily due to a decrease of $27 million in the Deferred Income Taxes regulatory liability.
DPL. Regulatory assets decreased $18 million primarily due to a decrease of $21 million in the Electric Energy and Natural Gas Costs regulatory asset.
ACE. Regulatory assets decreased $20 million primarily due to a decrease of $45 million in the Electric Energy Costs regulatory asset as a result of the PPA termination.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at June 30, 2023 and December 31, 2022.

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE(b)
June 30, 2023	$63	$19	$23	$21	$18	$2	$1
December 31, 2022	57	8	28	21	18	2	1
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
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three and six months ended June 30, 2023 and 2022. At June 30, 2023 and December 31, 2022, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE(a)
Balance at December 31, 2022	$101	$101	$81	$10	$10
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2023	100	100	80	10	10
Revenues recognized	(2)	(2)	(2)	—	—
Balance at June 30, 2023	$98	$98	$78	$10	$10

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE(a)
Balance at December 31, 2021	$109	$109	$87	$11	$11
Revenues recognized	(2)	(2)	(2)	—	—
Balance at March 31, 2022	107	107	85	11	11
Revenues recognized	(2)	(2)	(1)	—	(1)
Balance at June 30, 2022	$105	$105	$84	$11	$10
__________
(a)Revenues recognized in the three and six months ended June 30, 2023 and 2022, were included in the contract liabilities at December 31, 2022 and 2021, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2023. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

Year	Exelon	PHI	Pepco	DPL	ACE
2023	$7	$7	$5	$1	$1
2024	6	6	5	—	1
2025	5	5	5	—	—
2026	5	5	5	—	—
2027 and thereafter	75	75	58	9	8
Total	$98	$98	$78	$10	$10
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and six months ended June 30, 2023 and 2022 is as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
Three Months Ended June 30, 2023 and 2022

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2023
Electric revenues	$1,901	$719	$672	$1,274	$—	$(10)	$4,556
Natural gas revenues	—	109	125	29	—	(1)	262
Shared service and other revenues	—	—	—	2	434	(436)	—
Total operating revenues	$1,901	$828	$797	$1,305	$434	$(447)	$4,818
2022
Electric revenues	$1,425	$708	$629	$1,182	$—	$(6)	$3,938
Natural gas revenues	—	108	157	37	—	(1)	301
Shared service and other revenues	—	—	—	2	384	(386)	—
Total operating revenues	$1,425	$816	$786	$1,221	$384	$(393)	$4,239
Intersegment revenues(c):
2023	$2	$2	$2	$2	$432	$(440)	$—
2022	3	1	3	2	384	(393)	—
Depreciation and amortization:
2023	$350	$99	$158	$243	$16	$—	$866
2022	328	93	152	240	16	1	830
Operating expenses:
2023	$1,478	$687	$704	$1,126	$561	$(442)	$4,114
2022	1,039	639	717	1,066	460	(378)	3,543
Interest expense, net:
2023	$120	$48	$44	$81	$134	$—	$427
2022	104	43	36	73	101	1	358
Income (loss) from continuing operations before income taxes:
2023	$320	$99	$54	$123	$(174)	$(6)	$416
2022	293	142	38	101	(62)	(1)	511
Income Taxes:
2023	$71	$2	$12	$20	$(32)	$—	$73
2022	66	9	1	1	(31)	—	46
Net income (loss) from continuing operations:
2023	$249	$97	$42	$103	$(142)	$(6)	$343
2022	227	133	37	100	(31)	(1)	465
Capital Expenditures:
2023	$645	$372	$306	$461	$20	$—	$1,804
2022	591	314	275	367	38	—	1,585
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
(c)See Note 16 — Related Party Transactions for additional information on intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2023
Electric revenues	$642	$320	$317	$—	$(5)	$1,274
Natural gas revenues	—	29	—	—	—	29
Shared service and other revenues	—	—	—	105	(103)	2
Total operating revenues	$642	$349	$317	$105	$(108)	$1,305
2022
Electric revenues	$581	$295	$309	$—	$(3)	$1,182
Natural gas revenues	—	37	—	—	—	37
Shared service and other revenues	—	—	—	98	(96)	2
Total operating revenues	$581	$332	$309	$98	$(99)	$1,221
Intersegment revenues(c):
2023	$2	$2	$1	$104	$(107)	$2
2022	2	2	1	98	(101)	2
Depreciation and amortization:
2023	$109	$60	$68	$6	$—	$243
2022	105	56	72	7	—	240
Operating expenses:
2023	$541	$305	$280	$108	$(108)	$1,126
2022	487	296	283	99	(99)	1,066
Interest expense, net:
2023	$43	$18	$17	$3	$—	$81
2022	38	17	17	1	—	73
Income (loss) before income taxes:
2023	$74	$30	$24	$(6)	$1	$123
2022	69	23	11	(2)	—	101
Income Taxes:
2023	$10	$5	$6	$(1)	$—	$20
2022	(1)	2	—	—	—	1
Net income (loss):
2023	$64	$25	$18	$(5)	$1	$103
2022	70	21	11	(2)	—	100
Capital Expenditures:
2023	$219	$124	$114	$4	$—	$461
2022	184	91	92	—	—	367
_________
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

	Three Months Ended June 30, 2023
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$861	$444	$363	$583	$267	$161	$155
Small commercial & industrial	461	132	75	144	41	57	46
Large commercial & industrial	205	64	119	337	254	33	50
Public authorities & electric railroads	13	8	7	15	7	4	4
Other(a)	234	71	103	185	64	61	63
Total electric revenues(b)	$1,774	$719	$667	$1,264	$633	$316	$318
Natural gas revenues
Residential	$—	$69	$71	$16	$—	$16	$—
Small commercial & industrial	—	32	15	7	—	7	—
Large commercial & industrial	—	—	30	1	—	1	—
Transportation	—	5	—	4	—	4	—
Other(c)	—	2	5	1	—	1	—
Total natural gas revenues(d)	$—	$108	$121	$29	$—	$29	$—
Total revenues from contracts with customers	$1,774	$827	$788	$1,293	$633	$345	$318
Other revenues
Revenues from alternative revenue programs	$118	$(5)	$4	$9	$7	$3	$(1)
Other electric revenues(e)	9	5	4	3	2	1	—
Other natural gas revenues(e)	—	1	1	—	—	—	—
Total other revenues	$127	$1	$9	$12	$9	$4	$(1)
Total revenues for reportable segments	$1,901	$828	$797	$1,305	$642	$349	$317

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
(b)Includes operating revenues from affiliates in 2023 and 2022 respectively of:
•$2 million, $3 million at ComEd
•$1 million, $1 million at PECO
•$1 million, $2 million at BGE
•$2 million, $2 million at PHI
•$2 million, $2 million at Pepco
•$2 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2023 and 2022 respectively of:
•$1 million, less than a $1 million at PECO
•$1 million, $1 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

Six Months Ended June 30, 2023 and 2022

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2023
Electric revenues	$3,568	$1,514	$1,485	$2,711	$—	$(14)	$9,264
Natural gas revenues	—	426	568	126	—	(4)	1,116
Shared service and other revenues	—	—	—	4	871	(875)	—
Total operating revenues	$3,568	$1,940	$2,053	$2,841	$871	$(893)	$10,380
2022
Electric revenues	$3,158	$1,449	$1,366	$2,501	$—	$(14)	$8,460
Natural gas revenues	—	414	574	120	—	(2)	1,106
Shared service and other revenues	—	—	—	5	961	(966)	—
Total operating revenues	$3,158	$1,863	$1,940	$2,626	$961	$(982)	$9,566
Intersegment revenues(c):
2023	$5	$4	$4	$4	$867	$(884)	$—
2022	8	2	10	6	961	(981)	6
Depreciation and amortization:
2023	$688	$197	$325	$484	$31	$2	$1,727
2022	649	185	322	459	32	—	1,647
Operating expenses:
2023	$2,734	$1,590	$1,667	$2,423	$1,046	$(889)	$8,571
2022	2,444	1,432	1,636	2,282	1,086	(909)	7,971
Interest expense, net:
2023	$237	$97	$88	$157	$263	$(2)	$840
2022	204	84	71	143	195	—	697
Income (loss) from continuing operations before income taxes:
2023	$631	$268	$306	$312	$(294)	$(5)	$1,218
2022	534	363	244	238	(125)	(45)	1,209
Income taxes:
2023	$142	$5	$65	$54	$(60)	$—	$206
2022	119	24	10	8	114	(12)	263
Net income (loss) from continuing operations:
2023	$489	$263	$241	$258	$(235)	$(4)	$1,012
2022	415	339	234	230	(239)	(33)	946
Capital expenditures:
2023	$1,262	$707	$656	$1,022	$38	$—	$3,685
2022	1,208	658	578	776	60	—	3,280
Total assets:
June 30, 2023	$41,672	$15,207	$13,488	$26,241	$5,922	$(4,450)	$98,080
December 31, 2022	39,661	14,502	13,350	26,082	6,014	(4,260)	95,349
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
(c)See Note 16 — Related Party Transactions for additional information on intersegment revenues.
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2023
Electric revenues	$1,351	$697	$670	$—	$(7)	$2,711
Natural gas revenues	—	126	—	—	—	126
Shared service and other revenues	—	—	—	207	(203)	4
Total operating revenues	$1,351	$823	$670	$207	$(210)	$2,841
2022
Electric revenues	$1,195	$643	$658	$—	$5	$2,501
Natural gas revenues	—	120	—	—	—	120
Shared service and other revenues	—	—	—	205	(200)	5
Total operating revenues	$1,195	$763	$658	$205	$(195)	$2,626
Intersegment revenues(c):
2023	$3	$3	$1	$206	$(209)	$4
2022	2	3	2	195	(196)	6
Depreciation and amortization:
2023	$216	$121	$135	$12	$—	$484
2022	213	113	118	15	—	459
Operating expenses:
2023	$1,151	$693	$577	$212	$(210)	$2,423
2022	1,034	653	593	197	(195)	2,282
Interest expense, net:
2023	$81	$36	$34	$6	$—	$157
2022	74	33	32	5	(1)	143
Income (loss) before income taxes:
2023	$152	$102	$68	$(10)	$—	$312
2022	113	83	38	4	—	238
Income taxes:
2023	$22	$17	$17	$(2)	$—	$54
2022	(3)	6	1	4	—	8
Net income (loss):
2023	$130	$85	$51	$(8)	$—	$258
2022	116	77	37	—	—	230
Capital expenditures:
2023	$483	$258	$275	$6	$—	$1,022
2022	402	194	179	1	—	776
Total assets:
June 30, 2023	$10,838	$5,823	$5,088	$4,735	$(243)	$26,241
December 31, 2022	10,657	5,802	4,979	4,677	(33)	26,082
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

	Six Months Ended June 30, 2023
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$1,698	$963	$796	$1,221	$549	$371	$301
Small commercial & industrial	823	267	167	304	80	119	105
Large commercial & industrial	290	129	268	714	535	66	113
Public authorities & electric railroads	22	16	14	33	16	8	9
Other(a)	450	139	198	362	120	119	126
Total electric revenues(b)	$3,283	$1,514	$1,443	$2,634	$1,300	$683	$654
Natural gas revenues
Residential	$—	$292	$349	$76	$—	$76	$—
Small commercial & industrial	—	107	56	33	—	33	—
Large commercial & industrial	—	1	100	2	—	2	—
Transportation	—	13	—	8	—	8	—
Other(c)	—	11	24	7	—	7	—
Total natural gas revenues(d)	$—	$424	$529	$126	$—	$126	$—
Total revenues from contracts with customers	$3,283	$1,938	$1,972	$2,760	$1,300	$809	$654
Other revenues
Revenues from alternative revenue programs	$270	$(10)	$70	$74	$46	$12	$16
Other electric revenues(e)	15	10	8	7	5	2	—
Other natural gas revenues(e)	—	2	3	—	—	—	—
Total other revenues	$285	$2	$81	$81	$51	$14	$16
Total revenues for reportable segments	$3,568	$1,940	$2,053	$2,841	$1,351	$823	$670

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
(b)Includes operating revenues from affiliates in 2023 and 2022 respectively of:
•$5 million, $8 million at ComEd
•$3 million, $2 million at PECO
•$2 million, $3 million at BGE
•$4 million, $6 million at PHI
•$3 million, $2 million at Pepco
•$3 million, $3 million at DPL
•$1 million, $2 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2023 and 2022 respectively of:
•$1 million, less than a $1 million at PECO
•$2 million, $7 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
6. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended June 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2023	$389	$74	$130	$73	$112	$49	$26	$37
Plus: Current period (benefit) provision for expected credit losses	(35)	(1)	(20)	(16)	2	4	(3)	1
Less: Write-offs, net of recoveries(a)	31	6	9	7	9	3	2	4
Balance at June 30, 2023	$323	$67	$101	$50	$105	$50	$21	$34

	Three Months Ended June 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2022	$389	$92	$125	$59	$113	$40	$24	$49
Plus: Current period (benefit) provision for expected credit losses	(9)	(5)	(10)	2	4	5	—	(1)
Less: Write-offs, net of recoveries	26	6	8	4	8	3	2	3
Balance at June 30, 2022	$354	$81	$107	$57	$109	$42	$22	$45

	Six Months Ended June 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$327	$59	$105	$54	$109	$47	$21	$41
Plus: Current period provision for expected credit losses	71	21	18	14	18	13	4	1
Less: Write-offs, net(b)(c) of recoveries(a)	75	13	22	18	22	10	4	8
Balance at June 30, 2023	$323	$67	$101	$50	$105	$50	$21	$34

	Six Months Ended June 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2021	$320	$73	$105	$38	$104	$37	$18	$49
Plus: Current period provision for expected credit losses	101	21	21	28	31	16	7	8
Less: Write-offs, net of recoveries	67	13	19	9	26	11	3	12
Balance at June 30, 2022	$354	$81	$107	$57	$109	$42	$22	$45
__________
(a)Recoveries were not material to the Registrants.
(b)For PECO, the change in write-offs is primarily a result of increased disconnection activities.
(c)For ACE, the change in write-offs is primarily related to the termination of the moratoriums in New Jersey, which beginning in March 2020, prevented customer disconnections for non-payment. With disconnection activities restarting in January 2022, write-offs of aging accounts receivable increased during the year.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended June 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2023	$91	$18	$11	$12	$50	$28	$8	$14
Plus: Current period provision (benefit) for expected credit losses	1	1	(2)	(2)	4	3	1	—
Less: Write-offs, net of recoveries(a)	5	1	1	2	1	—	—	1
Balance at June 30, 2023	$87	$18	$8	$8	$53	$31	$9	$13

	Three Months Ended June 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2022	$81	$20	$9	$11	$41	$18	$9	$14
Plus: Current period provision (benefit) for expected credit losses	2	(2)	2	1	1	2	(1)	—
Less: Write-offs, net of recoveries	2	—	1	1	—	—	—	—
Balance at June 30, 2022	$81	$18	$10	$11	$42	$20	$8	$14

	Six Months Ended June 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$82	$17	$9	$10	$46	$25	$7	$14
Plus: Current period provision for expected credit losses	15	3	1	2	9	6	2	1
Less: Write-offs, net of recoveries(a)	10	2	2	4	2	—	—	2
Balance at June 30, 2023	$87	$18	$8	$8	$53	$31	$9	$13

	Six Months Ended June 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2021	$72	$17	$7	$9	$39	$16	$8	$15
Plus: Current period provision for expected credit losses	15	2	4	4	5	4	—	1
Less: Write-offs, net of recoveries	6	1	1	2	2	—	—	2
Balance at June 30, 2022	$81	$18	$10	$11	$42	$20	$8	$14
__________
(a)Recoveries were not material to the Registrants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets at June 30, 2023 and December 31, 2022.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2023	$789	$329	$144	$116	$200	$96	$37	$67
December 31, 2022	912	223	219	247	223	103	74	46
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

	Total receivables purchased
	Exelon		ComEd	PECO	BGE		PHI	Pepco	DPL	ACE
Six months ended June 30, 2023	$1,979		$445	$546	$420		$568	$371	$107	$90
Six months ended June 30, 2022	1,911	(a)	456	518	391	(a)	546	342	104	100
__________
(a)Includes $4 million of receivables purchased from Generation prior to the separation on February 1, 2022 for the six months ended June 30, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
7. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended June 30, 2023(a)
	Exelon	ComEd	PECO(b)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6.5	7.8	(1.2)	6.8	6.2	5.6	6.3	7.1
Plant basis differences	(4.8)	(0.6)	(15.8)	0.1	(1.6)	(2.6)	(1.1)	—
Excess deferred tax amortization	(7.4)	(5.6)	(2.4)	(5.3)	(8.0)	(9.9)	(9.9)	(2.0)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.3)	—	(0.4)	(0.9)	(1.1)	(0.4)	(0.3)
Other	2.8	—	0.4	0.1	(0.3)	0.5	0.9	(0.7)
Effective income tax rate	17.5%	22.2%	2.0%	22.2%	16.3%	13.5%	16.7%	25.0%

	Three Months Ended June 30, 2022(a)
	Exelon	ComEd	PECO(c)	BGE(c)	PHI	Pepco(c)	DPL	ACE(c)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit(d)	(5.4)	7.9	(0.6)	2.1	1.5	(3.4)	7.2	6.7
Plant basis differences	(3.3)	(0.5)	(11.0)	(1.3)	(1.7)	(2.4)	(0.7)	(1.0)
Excess deferred tax amortization	(10.5)	(5.5)	(3.1)	(19.0)	(19.2)	(15.7)	(20.0)	(24.5)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits	(0.4)	(0.3)	—	(1.5)	(0.4)	(0.4)	(0.4)	(0.4)
Other(e)	7.7	—	—	1.4	(0.1)	(0.5)	1.8	(1.6)
Effective income tax rate	9.0%	22.5%	6.3%	2.6%	1.0%	(1.4)%	8.7%	—%
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
(d)For Exelon, the lower state income taxes, net of federal income tax benefit, is primarily related to a one-time impact associated with a state tax benefit of $43 million and indemnification adjustments pursuant to the Tax Matters Agreement of $5 million as a result of the separation.
(e)For Exelon, primarily related to indemnification adjustments pursuant to the Tax Matters Agreement of $48 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes

	Six Months Ended June 30, 2023(a)
	Exelon	ComEd	PECO(b)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6.2	7.8	(1.3)	6.4	6.1	5.5	6.3	6.9
Plant basis differences	(4.3)	(0.4)	(15.4)	(0.6)	(1.7)	(2.6)	(1.0)	(0.6)
Excess deferred tax amortization	(6.7)	(5.6)	(2.4)	(5.4)	(7.4)	(9.1)	(9.2)	(2.0)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.3)	—	(0.4)	(0.6)	(0.8)	(0.4)	(0.3)
Other	1.3	0.1	—	0.3	—	0.5	0.1	0.1
Effective income tax rate	16.9%	22.5%	1.9%	21.2%	17.3%	14.5%	16.7%	25.0%

	Six Months Ended June 30, 2022(a)
	Exelon	ComEd	PECO(c)	BGE(c)	PHI	Pepco(c)	DPL	ACE(c)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit(d)	9.9	7.9	(0.3)	2.3	2.8	(3.8)	6.5	6.7
Plant basis differences	(3.5)	(0.5)	(11.2)	(1.0)	(1.7)	(2.5)	(0.7)	(1.2)
Excess deferred tax amortization	(11.0)	(5.8)	(3.2)	(17.8)	(18.3)	(16.3)	(19.5)	(22.9)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits(e)	0.8	(0.3)	—	(0.6)	(0.4)	(0.4)	(0.3)	(0.3)
Other(f)	4.7	0.1	0.3	0.3	0.1	(0.7)	0.4	(0.5)
Effective income tax rate	21.8%	22.3%	6.6%	4.1%	3.4%	(2.7)%	7.2%	2.6%
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
Unrecognized Tax Benefits
Exelon, PHI and ACE have the following unrecognized tax benefits at June 30, 2023 and December 31, 2022. ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	Exelon(a)	PHI	ACE
June 30, 2023	$148	$59	$17
December 31, 2022	148	59	17
__________
(a)At June 30, 2023 and December 31, 2022, Exelon recorded a receivable of $50 million in Other deferred debits and other assets in the Consolidated Balance Sheet for Constellation’s share of unrecognized tax benefits for periods prior to the separation.
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
As of June 30, 2023, ACE has $14 million of unrecognized state tax benefits that could significantly decrease within the 12 months after the reporting date based on the outcome of pending court cases involving other taxpayers. The unrecognized tax benefit, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.
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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the existing Exelon tax sharing agreement. As of June 30, 2023, Exelon recorded a payable of $17 million in Other current liabilities that is due to Constellation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the existing Exelon tax sharing agreement.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA provides that Exelon will reimburse Constellation when those allocated tax credit carryforwards are utilized. As of June 30, 2023, Exelon recorded a payable of $8 million and $524 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
Beginning in 2023, based on the existing statue, Exelon and each of the Utility Registrants will be subject to and will report the CAMT on a separate Registrant basis in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Balance Sheets. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent Exelon’s consolidated deferred tax liabilities exceed the minimum tax credit carryforward. Exelon’s deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. Exelon is continuing to assess the financial statement impacts of the IRA and will update estimates based on future guidance issued by the U.S. Treasury.
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
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and six months ended June 30, 2023 and 2022.

	Pension Benefits		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$38	$58	$6	$10
Interest cost	144	110	26	19
Expected return on assets	(188)	(205)	(21)	(25)
Amortization of:
Prior service cost (credit)	—	1	(3)	(5)
Actuarial loss (gain)	43	73	(1)	4
Net periodic benefit cost	$37	$37	$7	$3

	Pension Benefits		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$77	$119	$12	$20
Interest cost	289	220	51	38
Expected return on assets	(377)	(414)	(42)	(50)
Amortization of:
Prior service cost (credit)	1	2	(5)	(10)
Actuarial loss (gain)	84	149	(1)	8
Net periodic benefit cost	$74	$76	$15	$6
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

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and OPEB Costs (Benefit)	2023	2022	2023	2022
Exelon	$44	$40	$89	$82
ComEd	7	14	13	30
PECO	(4)	(2)	(7)	(4)
BGE	14	11	28	22
PHI	25	13	49	26
Pepco	9	2	17	4
DPL	5	1	9	2
ACE	3	3	7	6
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plan Employer Contributions	2023	2022	2023	2022
Exelon	$26	$23	$47	$43
ComEd	10	10	19	18
PECO	4	3	7	6
BGE	3	3	5	5
PHI	5	4	8	7
Pepco	1	1	2	2
DPL	1	1	2	2
ACE	1	1	1	1
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
__________
(a)See Note 3 — Regulatory Matters of the 2022 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material at June 30, 2023 and December 31, 2022.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate and Other Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. In addition, Exelon Corporate may also utilize interest rate swaps to manage interest rate exposure and manage potential fluctuations in Electric operating revenues at the corporate level in consolidation, which are directly correlated to yields on U.S. Treasury bonds under ComEd's distribution formula rate. These interest rate swaps are accounted for as economic hedges. A hypothetical 50

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Derivative Financial Instruments
basis point change in the interest rates associated with Exelon's interest rate swaps as of June 30, 2023 would result in an immaterial impact to Exelon's Consolidated Net Income.
Below is a summary of the interest rate hedge balances at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other deferred debits (noncurrent assets)	$12	$5	$17
Total derivative assets	12	5	17
Mark-to-market derivative liabilities (current liabilities)	—	(7)	(7)
Total mark-to-market derivative liabilities	—	(7)	(7)
Total mark-to-market derivative net assets (liabilities)	$12	$(2)	$10

	December 31, 2022
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other deferred debits (noncurrent assets)	$6	$5	$11
Total derivative assets	6	5	11
Mark-to-market derivative liabilities (current liabilities)	—	(3)	(3)
Mark-to-market derivative liabilities (noncurrent liabilities)	(4)	—	(4)
Total mark-to-market derivative liabilities	(4)	(3)	(7)
Total mark-to-market derivative net assets	$2	$2	$4
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings. In January 2023, Exelon Corporate entered into $115 million notional of 5-year maturity floating-to-fixed swaps and $115 million notional of 10-year maturity floating-to-fixed swaps, for a total of $230 million designated as cash flow hedges. In February 2023, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $1.5 billion upon issuance of $2.5 billion of debt. See Note 10 – Debt and Credit Agreements for additional information on the debt issuance. Prior to the termination, the AOCI derivative gain was $7 million (net of tax). The settlements resulted in a cash receipt of $10 million, which is being amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the 5-year and 10-year terms of the swaps. See Note 14 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
Since the termination in February 2023, Exelon has entered into additional floating-to-fixed swaps. The following table provides the notional amounts outstanding held by Exelon at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
5-year maturity floating-to-fixed swaps	$260	$635
10-year maturity floating-to-fixed swaps	260	635
Total	$520	$1,270
The related AOCI derivative gain for the three and six months ended as of June 30, 2023 was immaterial.
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
Exelon Corporate enters into floating-to-fixed interest rate cap swaps to manage a portion of interest rate exposure in connection with existing borrowings. In the fourth quarter of 2022, Exelon Corporate entered into $1 billion notional of 18-month maturity floating-to-fixed interest rate cap swaps and $850 million notional of 6-month maturity floating-to-fixed interest rate cap swaps, for a total of $1.85 billion notional of floating-to-fixed interest rate cap swaps as of December 31, 2022. The 6-month maturity floating-to-fixed interest rate cap swaps of $850 million notional matured in March 2023. Exelon receives payments on the interest rate cap when the floating rate exceeds the fixed rate. Settlements received are immaterial as of June 30, 2023.
Additionally, to manage potential fluctuations in Electric operating revenues related to ComEd's distribution formula rate, Exelon Corporate enters into 30-year constant maturity treasury interest rate (Corporate 30-year treasury) swaps.
The following table provides the notional amounts outstanding held by Exelon at June 30, 2023 and December 31, 2022.

Hedging Instrument	June 30, 2023	December 31, 2022
Interest rate cap swaps	$1,000	$1,850
Constant maturity treasury interest rate swaps	$4,875	$500
Total	$5,875	$2,350
For the three and six months ended June 30, 2023, Exelon Corporate recognized the following net pre-tax mark-to-market gains (losses) which are also recognized in Net fair value changes related to derivatives in Exelon's Consolidated Statements of Cash Flows. Exelon had no swaps for the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Income Statement Location	(Loss) Gain	(Loss) Gain
Electric operating revenues	$(6)	$(5)
Interest expense	2	1
Total	$(4)	$(4)
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties decreased as of June 30, 2023 due to decreasing energy prices. The following table reflects the Registrants' cash collateral held with external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, at June 30, 2023 and December 31, 2022:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Derivative Financial Instruments

	June 30, 2023	December 31, 2022
Exelon	$108	$297
ComEd	102	77
PECO(a)	—	—
BGE	1	23
PHI	6	197
Pepco(b)	—	26
DPL(b)	—	121
ACE	6	50
__________
(a)PECO had less than one million in cash collateral held with external parties at June 30, 2023 and December 31, 2022.
(b)Pepco and DPL had less than one million in cash collateral held with external parties at June 30, 2023.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of June 30, 2023, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of June 30, 2023, they could have been required to post collateral to their counterparties of $21 million, $37 million, and $9 million, respectively.
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at June 30, 2023 and December 31, 2022.

	Outstanding Commercial Paper at		Average Interest Rate on Commercial Paper Borrowings at
Commercial Paper Issuer	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Exelon(a)	$336	$1,938	5.23%	4.77%
ComEd	297	427	5.22%	4.71%
PECO	—	239	—%	4.71%
BGE	—	409	—%	4.81%
PHI(b)	37	414	5.32%	4.78%
Pepco	—	299	—%	4.79%
DPL	—	115	—%	4.76%
ACE	37	—	5.32%	—%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Debt and Credit Agreements
__________
(a)Exelon Corporate had $2 million and $449 million in outstanding commercial paper borrowings at June 30, 2023 and December 31, 2022, respectively.
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
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of June 30, 2023.
The Utility Registrants have credit facility agreements, arranged at minority and community banks, which are solely utilized to issue letters of credit. The facility agreements have aggregate commitments of $40 million, $40 million, $15 million, $15 million, $15 million, and $15 million, at ComEd, PECO, BGE, Pepco, DPL, and ACE, respectively. These facilities expire on October 6, 2023.
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
On May 9, 2023, ComEd entered into a 364-day term loan agreement for $400 million with a variable rate equal to SOFR plus 1.00% and an expiration date of May 7, 2024. The proceeds from this loan were used to repay outstanding commercial paper obligations and for general corporate purposes. The loan agreement is reflected in Exelon's and ComEd's Consolidated Balance Sheets within Short-term borrowings.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Debt and Credit Agreements
Long-Term Debt
Issuance of Long-Term Debt
During the six months ended June 30, 2023, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Notes	5.15%	March 15, 2028	$1,000	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes	5.30%	March 15, 2033	850	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes	5.60%	March 15, 2053	650	Repay existing indebtedness and for general corporate purposes.
ComEd	First Mortgage Bonds, Series 134	4.90%	February 1, 2033	400	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
ComEd	First Mortgage Bonds Series 135	5.30%	February 1, 2053	575	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
PECO	First and Refunding Mortgage Bonds	4.90%	June 15, 2033	575	Refinance existing indebtedness, refinance outstanding commercial paper obligations, and for general corporate purposes.
BGE	Notes	5.40%	June 1, 2053	700	Repay outstanding commercial paper obligations, repay existing indebtedness, and for general corporate purposes.
Pepco(a)	First Mortgage Bonds	5.30%	March 15, 2033	85	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.40%	March 15, 2038	40	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.57%	March 15, 2053	125	Repay existing indebtedness and for general corporate purposes.
DPL(b)	First Mortgage Bonds	5.30%	March 15, 2033	60	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.57%	March 15, 2053	65	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	5.57%	March 15, 2053	75	Repay existing indebtedness and for general corporate purposes.
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
Debt Covenants
As of June 30, 2023, the Registrants are in compliance with debt covenants.

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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of June 30, 2023 and December 31, 2022. The Registrants have no financial liabilities classified as Level 1 or measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	June 30, 2023				December 31, 2022
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$40,997	$33,514	$2,752	$36,266	$37,074	$29,902	$2,327	$32,229
ComEd	11,482	10,015	—	10,015	10,518	9,006	—	9,006
PECO	5,132	4,426	—	4,426	4,612	3,864	50	3,914
BGE	4,601	4,029	—	4,029	4,207	3,613	—	3,613
PHI	8,550	4,535	2,752	7,287	8,120	4,507	2,277	6,784
Pepco	3,998	2,240	1,469	3,709	3,751	2,229	1,205	3,434
DPL	2,061	1,168	589	1,757	1,938	1,164	458	1,622
ACE	1,834	914	694	1,608	1,757	909	614	1,523
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$392	$392	$390	$—	$384	$384
ComEd	205	—	207	207	205	—	204	204
PECO	184	—	185	185	184	—	180	180
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at June 30, 2023 and December 31, 2022. The Registrants have no financial assets or liabilities measured using the NAV practical expedient:
Exelon

	At June 30, 2023				At December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$702	$—	$—	$702	$664	$—	$—	$664
Rabbi trust investments
Cash equivalents	66	—	—	66	62	—	—	62
Mutual funds	50	—	—	50	49	—	—	49
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	58	42	100	—	58	40	98
Rabbi trust investments subtotal	116	65	42	223	111	65	40	216
Interest rate derivative assets
Derivatives designated as hedging instruments	—	12	—	12	—	6	—	6
Economic hedges	—	5	—	5	—	5	—	5
Interest rate derivative assets subtotal	—	17	—	17	—	11	—	11
Total assets	818	82	42	942	775	76	40	891
Liabilities
Commodity derivative liabilities	—	—	(133)	(133)	—	—	(84)	(84)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	—	—	—	—	(4)	—	(4)
Economic hedges	—	(7)	—	(7)	—	(3)	—	(3)
Interest rate derivative liabilities subtotal	—	(7)	—	(7)	—	(7)	—	(7)
Deferred compensation obligation	—	(74)	—	(74)	—	(75)	—	(75)
Total liabilities	—	(81)	(133)	(214)	—	(82)	(84)	(166)
Total net assets (liabilities)	$818	$1	$(91)	$728	$775	$(6)	$(44)	$725
__________
(a)Exelon excludes cash of $225 million and $345 million at June 30, 2023 and December 31, 2022, respectively, and restricted cash of $108 million and $81 million at June 30, 2023 and December 31, 2022, respectively, and includes long-term restricted cash of $201 million and $117 million at June 30, 2023 and December 31, 2022, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
At June 30, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$484	$—	$—	$484	$69	$—	$—	$69	$76	$—	$—	$76
Rabbi trust investments
Mutual funds	—	—	—	—	9	—	—	9	9	—	—	9
Life insurance contracts	—	—	—	—	—	16	—	16	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	9	16	—	25	9	—	—	9
Total assets	484	—	—	484	78	16	—	94	85	—	—	85
Liabilities
Commodity derivative liabilities(b)	—	—	(133)	(133)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(7)	—	(7)	—	(8)	—	(8)	—	(4)	—	(4)
Total liabilities	—	(7)	(133)	(140)	—	(8)	—	(8)	—	(4)	—	(4)
Total net assets (liabilities)	$484	$(7)	$(133)	$344	$78	$8	$—	$86	$85	$(4)	$—	$81

	ComEd				PECO				BGE
At December 31, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$392	$—	$—	$392	$10	$—	$—	$10	$23	$—	$—	$23
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	7	—	—	7
Life insurance contracts	—	—	—	—	—	15	—	15	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	7	15	—	22	7	—	—	7
Total assets	392	—	—	392	17	15	—	32	30	—	—	30
Liabilities
Commodity derivative liabilities(b)	—	—	(84)	(84)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(84)	(92)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$392	$(8)	$(84)	$300	$17	$8	$—	$25	$30	$(4)	$—	$26
__________
(a)ComEd excludes cash of $50 million and $42 million at June 30, 2023 and December 31, 2022, respectively, and restricted cash of $102 million and $77 million at June 30, 2023 and December 31, 2022, respectively. Additionally, ComEd includes long-term restricted cash of $201 million and $117 million at June 30, 2023 and December 31, 2022, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO excludes cash of $22 million and $58 million at June 30, 2023 and December 31, 2022, respectively. BGE excludes cash of $13 million and $43 million at June 30, 2023 and December 31, 2022, respectively, and restricted cash of $1 million and $1 million at June 30, 2023 and December 31, 2022, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $24 million and $109 million, respectively, at June 30, 2023 and $5 million and $79 million, respectively, at December 31, 2022 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	At June 30, 2023				At December 31, 2022
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$30	$—	$—	$30	$205	$—	$—	$205
Rabbi trust investments
Cash equivalents	63	—	—	63	59	—	—	59
Mutual funds	9	—	—	9	11	—	—	11
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	20	42	62	—	22	39	61
Rabbi trust investments subtotal	72	27	42	141	70	29	39	138
Total assets	102	27	42	171	275	29	39	343
Liabilities
Deferred compensation obligation	—	(13)	—	(13)	—	(14)	—	(14)
Total liabilities	—	(13)	—	(13)	—	(14)	—	(14)
Total net assets	$102	$14	$42	$158	$275	$15	$39	$329

	Pepco				DPL				ACE
At June 30, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$22	$—	$—	$22	$—	$—	$—	$—	$1	$—	$—	$1
Rabbi trust investments
Cash equivalents	62	—	—	62	—	—	—	—	—	—	—	—
Life insurance contracts	—	20	42	62	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	62	20	42	124	—	—	—	—	—	—	—	—
Total assets	84	20	42	146	—	—	—	—	1	—	—	1
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$84	$19	$42	$145	$—	$—	$—	$—	$1	$—	$—	$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
At December 31, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$51	$—	$—	$51	$121	$—	$—	$121	$1	$—	$—	$1
Rabbi trust investments
Cash equivalents	59	—	—	59	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	38	60	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	59	22	38	119	—	—	—	—	—	—	—	—
Total assets	110	22	38	170	121	—	—	121	1	—	—	1
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$110	$21	$38	$169	$121	$—	$—	$121	$1	$—	$—	$1
__________
(a)PHI excludes cash of $101 million and $165 million at June 30, 2023 and December 31, 2022, respectively, and restricted cash of $5 million and $3 million at June 30, 2023 and December 31, 2022, respectively. Pepco excludes cash of $15 million and $45 million at June 30, 2023 and December 31, 2022, respectively, and restricted cash of $5 million and $3 million at June 30, 2023 and December 31, 2022, respectively. DPL excludes cash of $18 million and $31 million at June 30, 2023 and December 31, 2022, respectively. ACE excludes cash of $23 million and $71 million at June 30, 2023 and December 31, 2022, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2023 and 2022:

	Exelon	ComEd		PHI and Pepco
Three Months Ended June 30, 2023	Total	Commodity Derivatives		Life Insurance Contracts
Balance at March 31, 2023	$(57)	$(98)		$41
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		1
Included in regulatory assets/liabilities	(35)	(35)	(b)	—
Balance at June 30, 2023	$(91)	$(133)	(c)	$42
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2023	$1	$—		$1

	Exelon	ComEd		PHI and Pepco
Three Months Ended June 30, 2022	Total	Commodity Derivatives		Life Insurance Contracts
Balance at March 31, 2022	$(107)	$(144)		$36
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		1
Included in regulatory assets/liabilities	56	56	(b)	—
Balance at June 30, 2022	$(50)	$(88)	(c)	$37
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2022	$1	$—		$1

	Exelon	ComEd		PHI and Pepco
Six Months Ended June 30, 2023	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2022	$(44)	$(84)		$40
Total realized / unrealized gains (losses)
Included in net income(a)	2	—		2
Included in regulatory assets/liabilities	(49)	(49)	(b)	—
Balance at June 30, 2023	$(91)	$(133)	(c)	$42
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2023	$2	$—		$2

	Exelon	ComEd		PHI and Pepco
Six Months Ended June 30, 2022	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2021	$(182)	$(219)		$35
Total realized / unrealized gains (losses)
Included in net income(a)	2	—		2
Included in regulatory assets/liabilities	131	131	(b)	—
Transfers out of Level 3	(1)	—		—
Balance at June 30, 2022	$(50)	$(88)	(c)	$37
The amount of total gains included in income attributed to the change in unrealized gain related to assets and liabilities at June 30, 2022	$2	$—		$2
__________

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $43 million of decreases in fair value and an increase for realized gains due to settlements of $8 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2023. Includes $59 million of increases in fair value and a decrease for realized losses due to settlements of $3 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2022. Includes $68 million of decreases in fair value and an increase for realized losses due to settlements of $19 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2023. Includes $128 million of increases in fair value and an increase for realized losses due to settlements of $3 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2022.
(c)The balance consists of a current and noncurrent liability of $24 million and $109 million, respectively, at June 30, 2023. The balance consists of $15 million of current assets and current and noncurrent liability of none and $103 million, respectively at June 30, 2022.

Valuation Techniques Used to Determine Fair Value
Exelon’s valuation techniques used to measure the fair value of the assets and liabilities shown in the tables below are in accordance with the policies discussed in Note 17 — Fair Value of Financial Assets and Liabilities of the 2022 Form 10-K.
Commodity Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at June 30, 2023	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input	2023 Range & Arithmetic Average				2022 Range & Arithmetic Average
Commodity derivatives	$(133)	$(84)	Discounted Cash Flow	Forward power price(a)	$25.56	-	$75.64	$43.03	$34.78	-	$75.71	$48.44
________
(a)An increase to the forward power price would increase the fair value.

12. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 18 — Commitments and Contingencies of the 2022 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at June 30, 2023:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	44	40	35	3	2
__________
(a)Remaining commitments extend through 2026 and include rate credits, energy efficiency programs and delivery system modernization.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments at June 30, 2023, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2023	2024	2025	2026	2027	2028 and beyond
Exelon
Letters of credit	$21	$13	$8	$—	$—	$—	$—
Surety bonds(a)	206	172	34	—	—	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	29	—	4	6	5	4	10
Total commercial commitments	$634	$185	$46	$6	$5	$4	$388

ComEd
Letters of credit	$12	$9	$3	$—	$—	$—	$—
Surety bonds(a)	46	39	7	—	—	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$258	$48	$10	$—	$—	$—	$200

PECO
Letters of credit	$1	$—	$1	$—	$—	$—	$—
Surety bonds(a)	2	1	1	—	—	—	—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$181	$1	$2	$—	$—	$—	$178

BGE
Letters of credit	$4	$2	$2	$—	$—	$—	$—
Surety bonds(a)	3	1	2	—	—	—	—
Total commercial commitments	$7	$3	$4	$—	$—	$—	$—

PHI
Surety bonds(a)	$97	$77	$20	$—	$—	$—	$—
Guaranteed lease residual values(b)	29	—	4	6	5	4	10
Total commercial commitments	$126	$77	$24	$6	$5	$4	$10

Pepco
Surety bonds(a)	$85	$71	$14	$—	$—	$—	$—
Guaranteed lease residual values(b)	10	—	1	3	2	1	3
Total commercial commitments	$95	$71	$15	$3	$2	$1	$3

DPL
Surety bonds(a)	$7	$3	$4	$—	$—	$—	$—
Guaranteed lease residual values(b)	12	—	2	2	2	2	4
Total commercial commitments	$19	$3	$6	$2	$2	$2	$4

ACE
Surety bonds(a)	$5	$3	$2	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	—	1	1	1	1	3
Total commercial commitments	$12	$3	$3	$1	$1	$1	$3
__________
(a)Surety bonds — Guarantees issued related to contract and commercial agreements, excluding bid bonds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
(b)Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 9 years. The maximum potential obligation at the end of the minimum lease term would be $65 million guaranteed by Exelon and PHI, of which $22 million, $27 million, and $16 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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
•ComEd has 19 sites that are currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2031.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
At June 30, 2023 and December 31, 2022, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	June 30, 2023		December 31, 2022
	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation
Exelon	$423	$334	$409	$355
ComEd	304	303	325	324
PECO	24	23	25	23
BGE	9	8	9	8
PHI	82	—	46	—
Pepco	80	—	44	—
DPL	1	—	1	—
ACE	1	—	1	—
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
Pursuant to an internal agreement between the Pepco Entities, since 2013, Pepco has performed the work required by the Consent Decree and has been reimbursed for that work by an agreed upon allocation of costs between the Pepco Entities. In September 2019, the Pepco Entities issued a draft “final” RI report which DOEE approved on February 3, 2020. The Pepco Entities are completing a FS to evaluate possible remedial alternatives for submission to DOEE. In October 2022, DOEE approved dividing the work to complete the landside portion of the FS from the waterside portion to expedite the overall schedule for completion of the project. After completion and approval of the landside FS, now scheduled for December 31, 2023, DOEE will prepare a Proposed Plan for public comment and then issue a Record of Decision (ROD) identifying any further response actions determined to be necessary to address any landside issues. The DOEE will issue a separate ROD for the waterside FS when that work is completed which is now anticipated to be by March 31, 2024.
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
In addition to the activities associated with the remedial process outlined above, CERCLA separately requires federal and state (here including Washington, D.C.) Natural Resource Trustees (federal or state agencies designated by the President or the relevant state, respectively, or Indian tribes) to conduct an assessment of any damages to natural resources within their jurisdiction as a result of the contamination that is being remediated. The Trustees can seek compensation from responsible parties for such damages, including restoration costs. During the second quarter of 2018, Pepco became aware that the Trustees are in the beginning stages of a NRD assessment, a process that often takes many years beyond the remedial decision to complete. Pepco has entered into negotiations with the Trustees to evaluate possible incorporation of NRD assessment and restoration as part of its remedial activities associated with the Benning site to accelerate the NRD benefits for that portion of the Anacostia River Sediment Project (ARSP) assessment. Pepco has concluded that a loss associated with the eventual NRD assessment is reasonably possible. Due to the very early stage of the NRD process, Pepco cannot reasonably estimate the final range of loss potentially resulting from this process.
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
Litigation and Regulatory Matters
DPA and Related Matters (Exelon and ComEd). Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois (USAO) requiring production of information concerning their lobbying activities in the State of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the USAO requiring production of records of any communications with certain individuals and entities. On October 22, 2019, the SEC notified Exelon and ComEd that it had also opened an investigation into their lobbying activities. On July 17, 2020, ComEd entered into a DPA with the USAO to resolve the USAO investigation. Under the DPA, the USAO filed a single charge alleging that ComEd improperly gave and offered to give jobs, vendor subcontracts, and payments associated with those jobs and subcontracts for the benefit of the former Speaker of the Illinois House of Representatives and the Speaker’s associates, with the intent to influence the Speaker’s action regarding legislation affecting ComEd’s

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
interests. The DPA provides that the USAO will defer any prosecution of such charge and any other criminal or civil case against ComEd in connection with the matters identified therein for a three-year period subject to certain obligations of ComEd, including payment to the U.S. Treasury of $200 million, which was paid in November 2020. Exelon was not made a party to the DPA, and therefore the investigation by the USAO into Exelon’s activities ended with no charges being brought against Exelon. The three-year term of the DPA ended on July 17, 2023, and on that same date the court granted the USAO’s motion to dismiss the pending charge that had been deferred by the DPA.
The SEC’s investigation remains ongoing and Exelon and ComEd have cooperated fully and intend to continue to cooperate fully with the SEC. In the second quarter of 2023, a loss contingency of $46.2 million was recorded in Operating and maintenance expense within Exelon's Consolidated Statements of Operations and Comprehensive Income and in Accrued expenses on the Consolidated Balance Sheets.
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
•On November 3, 2022, a plaintiff filed a putative class action complaint in Lake County, Illinois Circuit Court against ComEd and Exelon for unjust enrichment and deceptive business practices in connection with the conduct giving rise to the DPA. Plaintiff seeks an accounting and disgorgement of any benefits ComEd allegedly obtained from said conduct. Plaintiff served initial discovery requests on ComEd in December 2022, to which ComEd has responded. ComEd and Exelon filed a motion to dismiss the Complaint on February 3, 2023. On June 16, 2023, the court granted Exelon and ComEd's motion to dismiss the action with prejudice. Plaintiff filed its notice of appeal of that dismissal on July 17, 2023.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
•A putative class action lawsuit against Exelon and certain officers of Exelon and ComEd was filed in federal court in December 2019 alleging misrepresentations and omissions in Exelon’s SEC filings related to ComEd’s lobbying activities and the related investigations. The complaint was amended on September 16, 2020, to dismiss two of the original defendants and add other defendants, including ComEd. Defendants filed a motion to dismiss in November 2020. The court denied the motion in April 2021. On May 26, 2021, defendants moved the court to certify its order denying the motion to dismiss for interlocutory appeal. Briefing on the motion was completed in June 2021. That motion was denied on January 28, 2022. In May 2021, the parties each filed respective initial discovery disclosures. On June 9, 2021, defendants filed their answer and affirmative defenses to the complaint and the parties engaged thereafter in discovery. On September 9, 2021, the U.S. government moved to intervene in the lawsuit and stay discovery until the parties entered into an amendment to their protective order that would prohibit the parties from requesting discovery into certain matters, including communications with the U.S. government. The court ordered said amendment to the protective order on November 15, 2021 and discovery resumed. The court further amended the protective order on October 17, 2022 and extended it until May 15, 2023. Following mediation, the parties reached a settlement of the lawsuit, under which defendants agreed to pay plaintiffs $173 million. On May 26, 2023, plaintiffs filed a motion for preliminary approval of the settlement, which the court granted on June 9, 2023. The court set a hearing for final approval of the settlement, which will follow a class notice period, for September 7, 2023. The settlement was fully covered by insurance and has been paid in full.
•Several shareholders have sent letters to the Exelon Board of Directors since 2020 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. On October 12, 2021, the parties to the derivative action filed an agreed motion to stay that litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. The stay has been extended several times. The parties participated in a mediation in February 2023 and efforts to resolve the matter remain ongoing. On April 26 and May 1, 2023, two additional demand letter shareholders each filed a separate derivative lawsuit against current and former Exelon and ComEd officers and directors, and certain third parties, and against Exelon as nominal defendant, asserting claims similar to those made in their respective demand letters. On May 25, 2023, certain demand letter shareholders (Settling Shareholders) filed a separate derivative lawsuit against current and former Exelon and ComEd officers and directors, and against Exelon as nominal defendant, asserting claims similar to those made in their respective demand letters. All pending derivative lawsuits were consolidated.
•On May 26, 2023, prior to lawsuit consolidation, the SLC filed a Notice of Determination and Intent to Seek Court Approval of Settlement (Notice of Determination). The Notice of Determination stated that, through mediation efforts, a settlement of the derivative claims had been approved by the SLC, the Independent Review Committee of the Board (which had been formed in the third quarter of 2022, to ensure the Board’s consideration of any SLC recommendations would be independent and objective), the Board, and the Settling Shareholders (the Settling Parties). The Notice of Determination further specified the process by which the Settling Parties would seek court approval of the proposed settlement and resolution and dismissal of all derivative claims and lawsuits, including any lawsuits or actions brought by demand letter shareholders who are not participating in the proposed settlement. In furtherance of the proposed settlement, on June 16, 2023, the SLC filed a motion for preliminary approval of the settlement, attaching the Stipulation and Agreement of Settlement (Stipulation), which contains the terms of the proposed settlement. The proposed settlement terms include but are not limited to: a payment of $40 million to Exelon by Exelon’s insurers of which $10 million constitutes the attorneys’ fee award to be paid to the Settling Shareholders’ counsel; various compliance and disclosure-related reforms; and certain changes in Board and Committee composition. On June 13, 2023, the non-settling derivative shareholders filed a motion asking the court to set a status conference to discuss lifting the discovery stay. On June 29, 2023, an additional shareholder filed a separate derivative lawsuit against current and former Exelon and ComEd officers and directors, and against

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
Exelon as nominal defendant, asserting claims similar to those made in its demand letter. On June 30, 2023, the non-settling shareholders’ motion for status and the SLC’s motion for preliminary approval was heard by the court, during which the court set a briefing schedule on the appropriate standard for evaluating the settlement and the proper scope of requested discovery. The parties simultaneously filed opening briefs on July 21, 2023 and filed opposition briefs on August 1, 2023. A hearing is set for August 14, 2023.
•Several shareholders have sent requests seeking review of certain Exelon books and records since August 2021. Exelon has responded to each request.
In August 2022, the ICC concluded its investigation initiated on August 12, 2021 into rate impacts of conduct admitted in the DPA, including the costs recovered from customers related to the DPA and Exelon's funding of the fine paid by ComEd. On August 17, 2022, the ICC issued its final order accepting ComEd's voluntary customer refund offer of approximately $38 million (of which about $31 million is ICC jurisdictional; the remaining balance is FERC jurisdictional) that resolves the question of whether customer funds were used for DPA related activities. The customer refund includes the cost of every individual or entity that was either (i) identified in the DPA or (ii) identified by ComEd as an associate of the former Speaker of the Illinois House of Representatives in the ICC proceeding. The ICC’s DPA investigation is now closed. The ICC jurisdictional refund was made to customers during the April 2023 billing cycle, as required by the ICC. The FERC jurisdictional refund is being made as part of ComEd's transmission formula rate update proceeding, filed on May 12, 2023. The filed transmission rate, inclusive of the FERC jurisdictional DPA refund, will appear on ComEd retail customers' bills for the June 2023 through May 2024 monthly billing periods, in the line designated as "Transmission Services Charge." The customer refund will not be recovered in rates or charged to customers and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon. An accrual for the amount of the customer refund has been recorded in Regulatory assets in Exelon’s and ComEd’s Consolidated Balance Sheets as of June 30, 2023.
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

13. Shareholders' Equity (Exelon)
At-the-Market (ATM) Program
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common Stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of Common Stock under the Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the Equity Distribution Agreement. As of June 30, 2023, Exelon has not issued any shares of Common Stock under the ATM program and has not entered into any forward sale agreements.
14. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

Three Months Ended June 30, 2023	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at March 31, 2023	$8	$(647)	$—	$(639)
OCI before reclassifications	9	(3)	—	6
Amounts reclassified from AOCI	—	3	—	3
Net current-period OCI	9	—	—	9
Balance at June 30, 2023	$17	$(647)	$—	$(630)

Three Months Ended June 30, 2022	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at March 31, 2022	$—	$(713)	$—	$(713)
OCI before reclassifications	—	2	—	2
Amounts reclassified from AOCI	—	10	—	10
Net current-period OCI	—	12	—	12
Balance at June 30, 2022	$—	$(701)	$—	$(701)

Six Months Ended June 30, 2023	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at December 31, 2022	$2	$(640)	$—	$(638)
OCI before reclassifications	15	(13)	—	2
Amounts reclassified from AOCI	—	6	—	6
Net current-period OCI	15	(7)	—	8
Balance at June 30, 2023	$17	$(647)	$—	$(630)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Changes in Accumulated Other Comprehensive Income

Six Months Ended June 30, 2022	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at December 31, 2021	$(6)	$(2,721)	$(23)	$(2,750)
Separation of Constellation	6	1,994	23	2,023
OCI before reclassifications	—	2	—	2
Amounts reclassified from AOCI	—	24	—	24
Net current-period OCI	—	26	—	26
Balance at June 30, 2022	$—	$(701)	$—	$(701)
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
The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pension and non-pension postretirement benefit plans:
Actuarial loss reclassified to periodic benefit cost	$(1)	$(3)	$(2)	$(8)
Pension and non-pension postretirement benefit plans valuation adjustment	1	(1)	4	—
Unrealized gain on cash flow hedges	(3)	—	(4)	—
15. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2023
Utility taxes(a)	$201	$71	$38	$22	$70	$63	$6	$1
Property	96	8	4	49	35	24	10	1
Payroll	31	7	4	5	7	2	1	1

Three Months Ended June 30, 2022
Utility taxes(a)	$203	$71	$39	$20	$73	$67	$5	$1
Property	94	10	4	46	33	23	10	—
Payroll	28	7	5	4	7	1	1	1

Six Months Ended June 30, 2023
Utility taxes(a)	$421	$146	$78	$50	$147	$131	$14	$2
Property	196	18	8	100	70	48	21	1
Payroll	63	14	9	9	14	4	2	2

Six Months Ended June 30, 2022
Utility taxes(a)	$424	$149	$77	$47	$151	$137	$12	$2
Property	188	20	9	92	67	46	20	1
Payroll	64	13	8	9	14	3	2	2
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Other, Net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2023
AFUDC — Equity	$34	$7	$6	$4	$17	$13	$2	$2
Non-service net periodic benefit credit	(1)	—	—	—	—	—	—	—

Three Months Ended June 30, 2022
AFUDC — Equity	$38	$9	$8	$6	$15	$11	$2	$2
Non-service net periodic benefit cost	16	—	—	—	—	—	—	—

Six Months Ended June 30, 2023
AFUDC — Equity	$71	$17	$12	$7	$35	$27	$4	$4
Non-service net periodic benefit credit	(2)	—	—	—	—	—	—	—

Six Months Ended June 30, 2022
AFUDC — Equity	$74	$17	$15	$12	$30	$22	$4	$4
Non-service net periodic benefit cost	33	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Depreciation, amortization, and accretion
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2023
Property, plant, and equipment(b)	$1,370	$540	$190	$249	$364	$152	$104	$96
Amortization of regulatory assets(b)	352	148	7	76	120	64	17	39
Amortization of intangible assets, net(b)	4	—	—	—	—	—	—	—
ARO accretion(e)	1	—	—	—	—	—	—	—
Total depreciation and amortization	$1,727	$688	$197	$325	$484	$216	$121	$135

Six Months Ended June 30, 2022
Property, plant, and equipment(b)	$1,376	$511	$177	$235	$335	$145	$92	$83
Amortization of regulatory assets(b)	357	138	8	87	124	68	21	35
Amortization of intangible assets, net(b)	8	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	3	—	—	—	—	—	—	—
Nuclear fuel(d)	66	—	—	—	—	—	—	—
ARO accretion(e)	44	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$1,854	$649	$185	$322	$459	$213	$113	$118
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
(d)Included in Purchased fuel expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.
(e)Included in Operating and maintenance expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2023
Pension and OPEB costs (benefit)	$89	$13	$(7)	$28	$49	$17	$9	$7
Allowance for credit losses	46	1	19	4	22	13	3	6
True-up adjustments to decoupling mechanisms and formula rates(b)	(410)	(270)	10	(70)	(80)	(46)	(15)	(19)
Long-term incentive plan	13	—	—	—	—	—	—	—
Amortization of operating ROU asset	19	1	—	2	14	2	4	2
Change in environmental liabilities	37	—	—	—	37	37	—	—
AFUDC — Equity	(71)	(17)	(12)	(7)	(35)	(27)	(4)	(4)

Six Months Ended June 30, 2022
Pension and OPEB costs (benefit)	$86	$30	$(4)	$22	$26	$4	$2	$6
Allowance for credit losses	96	29	21	18	29	16	6	7
Other decommissioning-related activity	36	—	—	—	—	—	—	—
Energy-related options	60	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(27)	(75)	(6)	32	22	7	3	12
Long-term incentive plan	40	—	—	—	—	—	—	—
Amortization of operating ROU asset	38	1	—	14	14	4	4	2
AFUDC — Equity	(74)	(17)	(15)	(12)	(30)	(22)	(4)	(4)
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

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2023
Cash and cash equivalents	$399	$74	$82	$89	$110	$16	$18	$24
Restricted cash and cash equivalents	435	361	9	1	26	26	—	—
Restricted cash included in other deferred debits and other assets	201	201	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,035	$636	$91	$90	$136	$42	$18	$24

December 31, 2022
Cash and cash equivalents	$407	$67	$59	$43	$198	$45	$31	$72
Restricted cash and cash equivalents	566	327	9	24	175	54	121	—
Restricted cash included in other deferred debits and other assets	117	117	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,090	$511	$68	$67	$373	$99	$152	$72

June 30, 2022
Cash and cash equivalents	$816	$120	$23	$354	$278	$14	$26	$233
Restricted cash and cash equivalents	961	384	9	205	341	117	223	—
Restricted cash included in other deferred debits and other assets	59	59	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,836	$563	$32	$559	$619	$131	$249	$233

December 31, 2021
Cash and cash equivalents	$672	$131	$36	$51	$136	$34	$28	$29
Restricted cash and cash equivalents	321	210	8	4	77	34	43	—
Restricted cash included in other deferred debits and other assets	44	43	—	—	—	—	—	—
Cash, restricted cash, and cash equivalents from discontinued operations	582	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,619	$384	$44	$55	$213	$68	$71	$29
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2022 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2023
Compensation-related accruals(a)	$467	$121	$65	$59	$88	$26	$17	$14
Taxes accrued	179	101	40	33	75	52	13	8
Interest accrued	423	151	48	43	69	37	12	15

December 31, 2022
Compensation-related accruals(a)	$613	$179	$81	$79	$104	$29	$20	$16
Taxes accrued	211	92	10	34	70	52	8	12
Interest accrued	338	124	47	42	61	32	9	14
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

Six Months Ended June 30,
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
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Exelon
BSC					$165	$139	$340	$344
PHISCO					25	21	49	40
ComEd
BSC	$88	$80	$171	$165	78	67	159	152
PECO
BSC	54	47	105	96	30	20	60	56
BGE
BSC	54	51	108	102	22	22	46	60
PHI
BSC	43	46	85	96	35	30	75	76
PHISCO	—	—	—	—	25	21	49	40
Pepco
BSC	28	27	55	56	14	11	28	28
PHISCO	30	29	60	58	10	8	21	16
DPL
BSC	18	17	35	35	10	9	20	23
PHISCO	25	25	49	49	8	7	15	13
ACE
BSC	15	14	29	29	12	10	26	25
PHISCO	22	22	44	43	7	6	13	11

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Related Party Transactions

Current Receivables from/Payables to affiliates
The following tables present current Receivables from affiliates and current Payables to affiliates:
June 30, 2023

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$62	$—	$9	$71
PECO	$—		—	—	—	—	33	—	3	36
BGE	—	—		—	—	—	30	—	2	32
PHI	—	—	—	—	—	—	7	—	11	18
Pepco	—	—	—		—	—	17	15	—	32
DPL	—	—	—	—		—	11	11	1	23
ACE	—	—	—	—	—		10	11	1	22
Other	3	1	—	—	—	2	—	—		6
Total	$3	$1	$—	$—	$—	$2	$170	$37	$27	$240
December 31, 2022

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$66	$—	$8	$74
PECO	$—		—	—	—	—	39	—	3	42
BGE	—	—		—	—	—	38	—	1	39
PHI	—	—	—	—	—	—	4	—	10	14
Pepco	—	—	—		—	—	20	13	1	34
DPL	—	2	—	—		—	12	8	—	22
ACE	—	2	—	—	—		14	9	1	26
Other	3	—	—	—	—	1	—	—		4
Total	$3	$4	$—	$—	$—	$1	$193	$30	$24	$255
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
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	June 30, 2023			December 31, 2022
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders from continuing operations by Registrant for the three and six months ended June 30, 2023 compared to the same period in 2022. For additional information regarding the financial results for the three and six months ended June 30, 2023 and 2022, see the discussions of Results of Operations by Registrant.

	Three Months Ended June 30,		(Unfavorable) Favorable Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Exelon	$343	$465	$(122)	$1,012	$946	$66
ComEd	249	227	22	489	415	74
PECO	97	133	(36)	263	339	(76)
BGE	42	37	5	241	234	7
PHI	103	100	3	258	230	28
Pepco	64	70	(6)	130	116	14
DPL	25	21	4	85	77	8
ACE	18	11	7	51	37	14
Other(a)	(148)	(32)	(116)	(239)	(272)	33
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.
The separation of Constellation, including Generation and its subsidiaries, meets the criteria for discontinued operations and as such, Generation's results of operations are presented as discontinued operations and have been excluded from Exelon's continuing operations for the three and six months ended June 30, 2022 presented in the table above. See Note 1 — Significant Accounting Policies and Note 2 — Discontinued Operations for additional information.
Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Such costs are included in Other in the table above and were $28 million on a pre-tax basis, for the six months ended

June 30, 2022. There were no such costs included in Exelon's continuing operations for the three months ended June 30, 2022
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Net income attributable to common shareholders from continuing operations decreased by $122 million and diluted earnings per average common share from continuing operations decreased to $0.34 in 2023 from $0.47 in 2022 primarily due to:
•Higher interest expense at BGE and Exelon Corporate;
•Unfavorable weather at PECO; and
•Higher depreciation expense at PECO.
The decreases were partially offset by:
•The favorable impacts of rate increases at PECO, BGE, and PHI;
•Higher electric distribution formula rate earnings from higher allowed ROE due to an increase in U.S. treasury rates and impacts of higher rate base at ComEd; and
•Carrying costs related to the CMC regulatory assets at ComEd.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Net income attributable to common shareholders from continuing operations increased by $66 million and diluted earnings per average common share from continuing operations increased to $1.02 in 2023 from $0.96 in 2022 primarily due to:
•The favorable impacts of rate increases at PECO, BGE, and PHI;
•Higher electric distribution formula rate earnings from higher allowed ROE due to an increase in U.S. treasury rates and impacts of higher rate base at ComEd;
•Carrying costs related to the CMC regulatory assets at ComEd; and
•Lower BSC costs presented in Exelon’s continuing operations, which were previously allocated to Generation but did not qualify as discontinued operation expenses per the accounting rules.
The increases were partially offset by:
•Unfavorable weather at PECO and PHI;
•Higher interest expense at PECO, BGE, and Exelon Corporate;
•An increase in environmental liabilities at PHI;
•Higher contracting costs due to timing at PECO; and
•Higher depreciation expense at PECO.
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

The following tables provide a reconciliation between Net income attributable to common shareholders from continuing operations as determined in accordance with GAAP and Adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2023 compared to the same period in 2022:

	Three Months Ended June 30,
	2023		2022
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders from Continuing Operations	$343	$0.34	$465	$0.47
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $1)	3	—	—	—
Change in Environmental Liabilities (net of taxes of $1)	11	0.01	—	—
SEC Matter Loss Contingency (net of taxes of $0)	46	0.05	—	—
Separation Costs (net of taxes of $2 and $4, respectively)(a)	5	0.01	10	0.01
Income Tax-Related Adjustments (entire amount represents tax expense)(b)	—	—	(43)	(0.04)
Adjusted (non-GAAP) Operating Earnings	$408	$0.41	$433	$0.44

	Six Months Ended June 30,
	2023		2022
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders from Continuing Operations	$1,012	$1.02	$946	$0.96
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $1)	2	—	—	—
Change in Environmental Liabilities (net of taxes of $8)	29	0.03	—	—
ERP System Implementation Costs (net of taxes of $0)(c)	—	—	1	—
SEC Matter Loss Contingency (net of taxes of $0)	46	0.05	—	—
Change in FERC Audit Liability (net of taxes of $4)	11	0.01	—	—
Separation Costs (net of taxes of $1 and $11, respectively)(a)	4	—	27	0.03
Income Tax-Related Adjustments (entire amount represents tax expense)(d)	—	—	92	0.09
Adjusted (non-GAAP) Operating Earnings	$1,104	$1.11	$1,065	$1.08
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

(a)Represents costs related to the separation primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs, which are recorded in Operating and maintenance expense.
(b)In connection with the separation, Exelon recorded a one-time impact associated with a state tax benefit.
(c)Reflects costs related to a multi-year ERP system implementation, which are recorded in Operating and maintenance expense.
(d)In connection with the separation, Exelon recorded an income tax expense primarily due to the long-term marginal state income tax rate change, the recognition of valuation allowances against the net deferred tax assets positions for certain standalone state filing jurisdictions, and nondeductible transaction costs partially offset by a one-time impact associated with a state tax benefit.

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
In connection with the separation, Exelon incurred separation costs impacting continuing operations of $7 million and $14 million on a pre-tax basis for the three months ended June 30, 2023 and 2022, respectively, and $5 million and $38 million on a pre-tax basis for the six months ended June 30, 2023 and 2022, respectively, which are recorded in Operating and maintenance expense. Total separation costs impacting continuing operations for the remainder of 2023 are not expected to be material. These costs are excluded from Adjusted (non-GAAP) Operating Earnings. The separation costs are primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs.
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
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	April 15, 2022	Electric	$199	$199	7.85%	November 17, 2022	January 1, 2023
PECO - Pennsylvania	March 31, 2022	Natural Gas	82	55	N/A	October 27, 2022	January 1, 2023
BGE - Maryland	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland	May 19, 2022	Electric	38	29	9.60%	December 14, 2022	January 1, 2023
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	January 17, 2023	Electric	$1,545	10.50% to 10.65%	Fourth quarter of 2023
ComEd - Illinois	April 21, 2023	Electric	247	8.91%	Fourth quarter of 2023
BGE - Maryland	February 17, 2023	Electric	313	10.40%	Fourth quarter of 2023
		Natural Gas	289	10.40%
Pepco - District of Columbia	April 13, 2023	Electric	191	10.50%	Second quarter of 2024
Pepco - Maryland	May 16, 2023	Electric	214	10.50%	Second quarter of 2024
DPL - Delaware	December 15, 2022 (amended May 30, 2023)	Electric	42	10.50%	Second quarter of 2024
ACE - New Jersey	February 15, 2023 (amended June 2, 2023)	Electric	94	10.50%	First quarter of 2024
Transmission Formula Rates
For 2023, the following total increases/(decreases) were included in the Utility Registrants' electric transmission formula rate updates. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase	Annual Reconciliation Increase (Decrease)	Total Revenue Requirement Increase	Allowed Return on Rate Base	Allowed ROE
ComEd	$20	$63	$83	8.09%	11.50%
PECO	24	23	47	7.41%	10.35%
BGE	19	(12)	4	7.34%	10.50%
Pepco	37	(5)	32	7.57%	10.50%
DPL	32	(3)	29	7.08%	10.50%
ACE	41	(12)	29	7.08%	10.50%
ComEd's FERC Audit
The Utility Registrants are subject to periodic audits by FERC. FERC’s Division of Audits and Accounting initiated a nonpublic audit of ComEd in April 2021 evaluating ComEd’s compliance with (1) approved terms, rates and conditions of its federally regulated service; (2) accounting requirements of the Uniform System of Accounts; (3) reporting requirements of the FERC Form 1; and (4) the requirements for record retention. The audit covered the period from January 1, 2017 to present. During the first quarter of 2023, ComEd was provided with information from FERC about several potential findings, including ComEd's methodology regarding the allocation of certain overhead costs to capital under FERC regulations. Based on the preliminary findings and discussions with FERC staff, ComEd determined that a loss was probable and recorded a regulatory liability to reflect its best estimate of that loss as of March 31, 2023.

On July 27, 2023, FERC issued a final audit report which included, among other things, findings and recommendations related to ComEd's methodology regarding the allocation of certain overhead costs to capitalized construction costs under FERC regulations. ComEd disagrees with various findings and recommendations in the audit report, as indicated in ComEd's public reply to the report. The final outcome and resolution of any contested audit issues as well as a reasonable estimate of potential future losses cannot be accurately estimated at this stage; however, the final resolution of these matters could result in recognition of future losses, above the amounts currently accrued, that could be material to the Exelon and ComEd financial statements. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
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
In September 2022, ComEd and BGE applied for the MMG, which establishes and funds construction, improvement, or acquisition of middle mile broadband infrastructure which creates high-speed internet services. The MMG addresses inequitable broadband access by expansion and extension of the middle mile infrastructure in underserved communities. In June 2023, the National Telecommunications and Information Administration (NTIA) announced it selected two of the applications submitted by BGE and ComEd; awarding ComEd and BGE $14.5 million and $15.4 million respectively. The applications selected by NTIA for BGE and ComEd proposed projects designed to enhance electric grid reliability and resiliency while leading and advancing shared local, state, and national goals to increase broadband connectivity, redundancy, affordability, and equity.

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
PJM Regional Transmission Expansion
On April 6, 2023, PJM received a deactivation notice for Brandon Shores, a 1,282 MW coal generation plant located in BGE service territory. The deactivation was requested for June 1, 2025 and will result in numerous reliability issues across the region. In June 2023, PJM assigned a portion of transmission system upgrades to mitigate these reliability impacts to PECO, BGE and Pepco. In July 2023, PJM Board of Managers approved assigning Exelon transmission system upgrades to mitigate these reliability impacts to PECO, BGE and Pepco. The projected capital expenditures associated with these upgrades are approximately $140 million, $650 million, and $80 million for PECO, BGE and Pepco, respectively, and are expected to be completed by the end of 2028.
Separately, PJM held a competitive transmission proposal window from February 24, 2023 through May 31, 2023 to address reliability issues driven by significant load increases in northern Virginia. PECO, BGE and Pepco submitted four solution proposals, with projected capital expenditures ranging from approximately $322 million to $2.26 billion. PJM is expected to approve the solution in December 2023. The selection process is expected to be highly competitive, and therefore, PECO, BGE, and Pepco cannot predict which, if any, of their solution proposals will be selected by PJM.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of June 30, 2023, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2022. See ITEM 7. MANAGEMENT'S DISCUSSION

AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2022 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$1,901	$1,425	$476	$3,568	$3,158	$410
Operating expenses
Purchased power	685	283	(402)	1,172	921	(251)
Operating and maintenance	355	338	(17)	692	689	(3)
Depreciation and amortization	350	328	(22)	688	649	(39)
Taxes other than income taxes	88	90	2	182	185	3
Total operating expenses	1,478	1,039	(439)	2,734	2,444	(290)
Loss on sales of assets	—	(2)	2	—	(2)	2
Operating income	423	384	39	834	712	122
Other income and (deductions)
Interest expense, net	(120)	(104)	(16)	(237)	(204)	(33)
Other, net	17	13	4	34	26	8
Total other income and (deductions)	(103)	(91)	(12)	(203)	(178)	(25)
Income before income taxes	320	293	27	631	534	97
Income taxes	71	66	(5)	142	119	(23)
Net income	$249	$227	$22	$489	$415	$74
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Net income increased by $22 million as compared to the same period in 2022, primarily due to increases in electric distribution formula rate earnings (reflecting higher allowed ROE due to an increase in U.S. Treasury rates and the impacts of higher rate base) and carrying costs related to the CMC regulatory assets.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Net income increased by $74 million as compared to the same period in 2022, primarily due to increases in electric distribution formula rate earnings (reflecting higher allowed ROE due to an increase in U.S. Treasury rates and the impacts of higher rate base) and carrying costs related to the CMC regulatory assets.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase	Increase (Decrease)
Distribution	$63	$174
Transmission	4	(8)
Energy efficiency	24	39
Other	1	2
	92	207
Regulatory required programs	384	203
Total increase	$476	$410
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms implemented pursuant to FEJA.
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations

ComEd
in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased for the three and six months ended June 30, 2023 as compared to the same period in 2022, due to higher allowed ROE due to an increase in U.S. Treasury rates, the impact of a higher rate base, and higher fully recoverable costs.
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
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased for the three and six months ended June 30, 2023 as compared to the same period in 2022, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenue increased for the three and six months ended June 30, 2023 as compared to the same period in 2022, which primarily reflects mutual assistance revenues associated with storm restoration efforts.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The increase of $402 million and $251 million for the three and six months ended June 30, 2023 compared to the same period in 2022, in Purchased power expense is primarily due to the CMCs from the participating nuclear-powered generating facilities including the deferral of any associated carrying costs. This increase is primarily offset by an increase in Operating revenues as part of regulatory required programs. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding CMCs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials	$8	$25
Storm-related costs	7	8
BSC costs	8	5
Pension and non-pension postretirement benefits expense	(4)	(7)
Other	12	(1)
	31	30
Regulatory required programs(a)	(14)	(27)
Total increase	$17	$3
__________
(a)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase	Increase
Depreciation and amortization(a)	$15	$28
Regulatory asset amortization(b)	7	11
Total increase	$22	$39
__________
(a)Reflects ongoing capital expenditures and higher depreciation rates effective January 2023.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Interest expense, net increased by $16 million and $33 million for the three and six months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in interest rates and the issuance of debt during the year.
Effective income tax rates were 22.2% and 22.5% for the three months ended June 30, 2023 and 2022, respectively, and 22.5% and 22.3% for the six months ended June 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$828	$816	$12	$1,940	$1,863	$77
Operating expenses
Purchased power and fuel	302	283	(19)	786	689	(97)
Operating and maintenance	239	215	(24)	510	463	(47)
Depreciation and amortization	99	93	(6)	197	185	(12)
Taxes other than income taxes	47	48	1	97	95	(2)
Total operating expenses	687	639	(48)	1,590	1,432	(158)
Operating income	141	177	(36)	350	431	(81)
Other income and (deductions)
Interest expense, net	(48)	(43)	(5)	(97)	(84)	(13)
Other, net	6	8	(2)	15	16	(1)
Total other income and (deductions)	(42)	(35)	(7)	(82)	(68)	(14)
Income before income taxes	99	142	(43)	268	363	(95)
Income taxes	2	9	7	5	24	19
Net income	$97	$133	$(36)	$263	$339	$(76)
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Net income decreased by $36 million primarily due to unfavorable weather and increase in depreciation and amortization expense, partially offset by an increase in gas distribution rates.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Net income decreased by $76 million, primarily due to unfavorable weather and increases in operating expenses, depreciation and amortization expense, and interest expense, partially offset by an increase in gas distribution rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	(Decrease) Increase			(Decrease) Increase
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(33)	$(3)	$(36)	$(57)	$(27)	$(84)
Volume	(3)	(1)	(4)	(10)	1	(9)
Pricing	6	6	12	18	29	47
Transmission	4	—	4	1	—	1
Other	—	—	—	(1)	5	4
	(26)	2	(24)	(49)	8	(41)
Regulatory required programs	38	(2)	36	116	2	118
Total increase	$12	$—	$12	$67	$10	$77
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three and six months ended June 30, 2023 compared to the same period in 2022, Operating revenues related to weather decreased by the impact of unfavorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in

PECO
PECO’s service territory for the three and six months ended June 30, 2023 compared to the same period in 2022 and normal weather consisted of the following:

	Three Months Ended June 30,			% Change
PECO Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	330	385	426	(14.3)%	(22.5)%
Cooling Degree-Days	233	434	386	(46.3)%	(39.6)%
	Six Months Ended June 30,			% Change
	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	2,218	2,613	2,843	(15.1)%	(22.0)%
Cooling Degree-Days	233	435	387	(46.4)%	(39.8)%
Volume. Electric volume, exclusive of the effects of weather, for the three and six months ended June 30, 2023 compared to the same period in 2022, remained relatively consistent.  Natural gas volume for the three and six months ended June 30, 2023 compared to the same period in 2022, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2023	2022			2023	2022
Residential	2,694	3,060	(12.0)%	(0.1)%	6,052	6,818	(11.2)%	(1.7)%
Small commercial & industrial	1,703	1,813	(6.1)%	(2.9)%	3,546	3,750	(5.4)%	(0.5)%
Large commercial & industrial	3,331	3,416	(2.5)%	(0.6)%	6,568	6,748	(2.7)%	(0.2)%
Public authorities & electric railroads	144	135	6.7%	6.4%	312	317	(1.6)%	(1.9)%
Total electric retail deliveries(a)	7,872	8,424	(6.6)%	(0.8)%	16,478	17,633	(6.6)%	(0.9)%

	At June 30,
Number of Electric Customers	2023	2022
Residential	1,529,499	1,521,728
Small commercial & industrial	155,845	155,484
Large commercial & industrial	3,112	3,114
Public authorities & electric railroads	10,423	10,386
Total	1,698,879	1,690,712
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2023	2022			2023	2022
Residential	4,373	5,206	(16.0)%	(9.8)%	21,563	26,043	(17.2)%	(3.8)%
Small commercial & industrial	3,743	3,638	2.9%	6.8%	12,442	14,184	(12.3)%	(0.9)%
Large commercial & industrial	6	4	50.0%	(4.0)%	35	14	150.0%	9.1%
Transportation	5,190	5,707	(9.1)%	(7.0)%	12,204	13,346	(8.6)%	(6.1)%
Total natural gas retail deliveries(a)	13,312	14,555	(8.5)%	(4.6)%	46,244	53,587	(13.7)%	(3.5)%

PECO

	At June 30,
Number of Natural Gas Customers	2023	2022
Residential	504,723	499,678
Small commercial & industrial	44,793	44,726
Large commercial & industrial	10	10
Transportation	642	659
Total	550,168	545,073
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three and six months ended June 30, 2023 compared to the same period in 2022 increased primarily due to an increase in gas distribution rates charged to customers.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.
Other revenue primarily includes revenue related to late payment charges. Other revenue for the three and six months ended June 30, 2023 compared to the same period in 2022 remained relatively consistent.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $97 million and $19 million for the three and six months ended June 30, 2023 compared to the same period in 2022, in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.

PECO
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials	$10	$21
BSC costs	6	8
Storm-related costs	5	1
Pension and non-pension postretirement benefit expense	—	(2)
Credit loss expense	(12)	(2)
Other	2	2
	11	28
Regulatory required programs	13	19
Total increase	$24	$47
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$7	$13
Regulatory asset amortization	(1)	(1)
Total increase	$6	$12
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Interest expense, net increased $5 million and $13 million for the three and six months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in interest rates and the issuance of debt in 2022.
Effective income tax rates were 2.0% and 6.3% for the three months ended June 30, 2023 and 2022, respectively, and 1.9% and 6.6% for the six months ended June 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$797	$786	$11	$2,053	$1,940	$113
Operating expenses
Purchased power and fuel	272	289	17	764	743	(21)
Operating and maintenance	198	205	7	419	423	4
Depreciation and amortization	158	152	(6)	325	322	(3)
Taxes other than income taxes	76	71	(5)	159	148	(11)
Total operating expenses	704	717	13	1,667	1,636	(31)
Operating income	93	69	24	386	304	82
Other income and (deductions)
Interest expense, net	(44)	(36)	(8)	(88)	(71)	(17)
Other, net	5	5	—	8	11	(3)
Total other income and (deductions)	(39)	(31)	(8)	(80)	(60)	(20)
Income before income taxes	54	38	16	306	244	62
Income taxes	12	1	(11)	65	10	(55)
Net income	$42	$37	$5	$241	$234	$7
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Net income increased $5 million primarily due to favorable impacts of the multi-year plans, partially offset by an increase in interest expense. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Net Income increased $7 million primarily due to favorable impacts of the multi-year plans, partially offset by an increase in interest expense. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$16	$6	$22	$42	$29	$71
Transmission	12	—	12	30	—	30
Other	(1)	1	—	(1)	2	1
	27	7	34	71	31	102
Regulatory required programs	16	(39)	(23)	49	(38)	11
Total increase (decrease)	$43	$(32)	$11	$120	$(7)	$113
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

BGE

	At June 30,
Number of Electric Customers	2023	2022
Residential	1,206,763	1,200,397
Small commercial & industrial	115,594	115,769
Large commercial & industrial	12,975	12,721
Public authorities & electric railroads	265	267
Total	1,335,597	1,329,154

	At June 30,
Number of Natural Gas Customers	2023	2022
Residential	655,181	653,409
Small commercial & industrial	38,077	38,227
Large commercial & industrial	6,275	6,211
Total	699,533	697,847
Distribution Revenue increased for the three and six months ended June 30, 2023, compared to the same period in 2022, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2023, compared to the same period in 2022, primarily due to increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment, charges, mutual assistance, off-system sales, and service application fees. Other Revenue remained relatively the same for the three and six months ended June 30, 2023 compared to the same period in 2022.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The decrease of $17 million and increase of $21 million for the three and six months ended June 30, 2023 compared to the same period in 2022, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, and materials	$4	$12
Storm-related costs	5	—
Pension and non-pension postretirement benefits expense	1	3
BSC costs	3	6
Credit loss expense	(15)	(15)
Other	(5)	(11)
	(7)	(5)
Regulatory required programs	—	1
Total decrease	$(7)	$(4)
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$6	$13
Regulatory required programs	1	(9)
Regulatory asset amortization	(1)	(1)
Total increase	$6	$3
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Interest expense, net increased by $8 million and $17 million for the three and six months ended June 30, 2023, respectively compared to the same period in 2022, primarily due to an increase in interest rates and the issuance of debt in 2023 and 2022.
Taxes other than income taxes increased by $5 million and $11 million for the three and six months ended June 30, 2023, respectively, compared to the same period in 2022, primarily due to increased property taxes.
Effective income tax rates were 22.2% and 2.6% for the three months ended June 30, 2023 and 2022 respectively, and 21.2% and 4.1% for the six months ended June 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three and six months ended June 30, 2023 compared to the same period in 2022. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
PHI	$103	$100	$3	$258	$230	$28
Pepco	64	70	(6)	130	116	14
DPL	25	21	4	85	77	8
ACE	18	11	7	51	37	14
Other(a)	(4)	(2)	(2)	(8)	—	(8)
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investment activities.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Net Income increased by $3 million primarily due to favorable impacts of the Pepco Maryland and DPL Maryland multi-year plans, higher distribution rates at DPL Delaware, higher transmission rates at Pepco and ACE, and a decrease in various operating expenses, partially offset by an increase in environmental liabilities at Pepco.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Net Income increased by $28 million primarily due to favorable impacts of the Pepco Maryland and DPL Maryland multi-year plans, customer growth in the District of Columbia and Maryland, timing of decoupling revenues in the District of Columbia, higher distribution rates at DPL Delaware, and higher transmission rates at Pepco and ACE, partially offset by an increase in environmental liabilities at Pepco, and unfavorable weather conditions at DPL Delaware electric and natural gas service territories.

Pepco

Results of Operations — Pepco

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$642	$581	$61	$1,351	$1,195	$156
Operating expenses
Purchased power	204	162	(42)	462	375	(87)
Operating and maintenance	140	128	(12)	290	260	(30)
Depreciation and amortization	109	105	(4)	216	213	(3)
Taxes other than income taxes	88	92	4	183	186	3
Total operating expenses	541	487	(54)	1,151	1,034	(117)
Operating income	101	94	7	200	161	39
Other income and (deductions)
Interest expense, net	(43)	(38)	(5)	(81)	(74)	(7)
Other, net	16	13	3	33	26	7
Total other income and (deductions)	(27)	(25)	(2)	(48)	(48)	—
Income before income taxes	74	69	5	152	113	39
Income taxes	10	(1)	(11)	22	(3)	(25)
Net income	$64	$70	$(6)	$130	$116	$14
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Net Income decreased by $6 million primarily due to an increase in environmental liabilities, partially offset by higher transmission rates and favorable impacts of the Pepco Maryland multi-year plan.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Net Income increased by $14 million primarily due to favorable impacts of the Maryland multi-year plan, timing of decoupling revenues in the District of Columbia, higher transmission rates and customer growth in the District of Columbia and Maryland, partially offset by an increase in environmental liabilities.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase	Increase
Distribution	$13	$53
Transmission	10	27
Other	1	1
	24	81
Regulatory required programs	37	75
Total increase	$61	$156
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

Pepco

	At June 30,
Number of Electric Customers	2023	2022
Residential	860,014	850,569
Small commercial & industrial	54,016	54,349
Large commercial & industrial	22,904	22,771
Public authorities & electric railroads	204	194
Total	937,138	927,883
Distribution Revenue increased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to higher rates due to the expiration of customer offsets and favorable impacts of the Maryland multi-year plan. Distribution revenue increased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to favorable impacts of the Maryland multi-year plan, higher rates due to the expiration of customer offsets, timing of decoupling revenues in the District of Columbia, and customer growth in the District of Columbia and Maryland.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for both the three and six months ended June 30, 2023, compared to the same period in 2022, primarily due to increases in capital investment and underlying costs.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $42 million and $87 million for the three and six months ended June 30, 2023 compared to the same period in 2022, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

Pepco

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase (Decrease)	Increase (Decrease)
Pension and non-pension postretirement benefits expense	$3	$6
BSC and PHISCO costs	2	1
Storm-related costs	—	(5)
Credit Loss expense	(1)	(5)
Labor, other benefits, contracting and materials(a)	(2)	22
Other	9	5
	11	24
Regulatory required programs	1	6
Total increase	$12	$30
__________
(a)Primarily reflects an increase in environmental liabilities for the six months ended June 30, 2023.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$4	$7
Regulatory asset amortization	3	7
Regulatory required programs	(3)	(11)
Total increase	$4	$3
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net increased by $5 million and $7 million for the three and six months ended June 30, 2023 compared to the same period in 2022, respectively, primarily due to the issuance of debt in 2023.
Other, net increased by $3 million and $7 million for the three and six months ended June 30, 2023 compared to the same period in 2022, respectively, primarily due to higher AFUDC equity.
Effective income tax rates were 13.5% and (1.4)% for the three months ended June 30, 2023 and 2022, respectively, and 14.5% and (2.7)% for the six months ended June 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$349	$332	$17	$823	$763	$60
Operating expenses
Purchased power and fuel	139	135	(4)	360	324	(36)
Operating and maintenance	88	88	—	175	181	6
Depreciation and amortization	60	56	(4)	121	113	(8)
Taxes other than income taxes	18	17	(1)	37	35	(2)
Total operating expenses	305	296	(9)	693	653	(40)
Operating income	44	36	8	130	110	20
Other income and (deductions)
Interest expense, net	(18)	(17)	(1)	(36)	(33)	(3)
Other, net	4	4	—	8	6	2
Total other income and (deductions)	(14)	(13)	(1)	(28)	(27)	(1)
Income before income taxes	30	23	7	102	83	19
Income taxes	5	2	(3)	17	6	(11)
Net income	$25	$21	$4	$85	$77	$8
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Net income increased $4 million primarily due to favorable impacts of the Maryland multi-year plan, and higher Delaware electric and natural gas distribution rates, partially offset by unfavorable weather conditions at Delaware electric and natural gas service territories.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Net income increased $8 million primarily due to favorable impacts of the Maryland multi-year plan, and higher Delaware electric and natural gas distribution rates, partially offset by unfavorable weather conditions at Delaware electric and natural gas service territories.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	(Decrease) Increase			(Decrease) Increase
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(5)	$(1)	$(6)	$(10)	$(5)	$(15)
Volume	—	—	—	(2)	(2)	(4)
Distribution	8	1	9	19	6	25
Transmission	7	—	7	13	—	13
Other	1	(1)	—	2	—	2
	11	(1)	10	22	(1)	21
Regulatory required programs	14	(7)	7	31	8	39
Total increase (decrease)	$25	$(8)	$17	$53	$7	$60
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these

DPL

weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three and six months ended June 30, 2023 compared to the same period in 2022, Operating revenues related to weather decreased due to unfavorable weather conditions in Delaware electric and natural gas service territories.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in the Delaware electric service territory and a 30-year period in the Delaware natural gas service territory. The changes in heating and cooling degree days in the Delaware service territory for the three and six months ended June 30, 2023 compared to same period in 2022 and normal weather consisted of the following:

	Three Months Ended June 30,			% Change
Delaware Electric Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	318	441	468	(27.9)%	(32.1)%
Cooling Degree-Days	253	328	336	(22.9)%	(24.7)%

	Six Months Ended June 30,			% Change
Delaware Electric Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	2,269	2,796	2,957	(18.8)%	(23.3)%
Cooling Degree-Days	253	331	337	(23.6)%	(24.9)%

	Three Months Ended June 30,			% Change
Delaware Natural Gas Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	318	441	487	(27.9)%	(34.7)%

	Six Months Ended June 30,			% Change
Delaware Natural Gas Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	2,269	2,796	2,984	(18.8)%	(24.0)%
Volume, exclusive of the effects of weather, remained consistent for the three months ended June 30, 2023 compared to the same period in 2022 and decreased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to customer usage, partially offset by customer growth.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2023	2022			2023	2022
Residential	610	675	(9.6)%	(0.1)%	1,407	1,570	(10.4)%	(0.7)%
Small commercial & industrial	349	337	3.6%	7.1%	676	706	(4.2)%	(0.5)%
Large commercial & industrial	780	773	0.9%	2.6%	1,500	1,538	(2.5)%	(1.0)%
Public authorities & electric railroads	8	8	—%	(0.5)%	17	17	—%	(3.7)%
Total electric retail deliveries(a)	1,747	1,793	(2.6)%	2.4%	3,600	3,831	(6.0)%	(0.8)%

	At June 30,
Number of Total Electric Customers (Maryland and Delaware)	2023	2022
Residential	483,760	479,728
Small commercial & industrial	63,913	63,574
Large commercial & industrial	1,234	1,222
Public authorities & electric railroads	594	598
Total	549,501	545,122

DPL

__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2023	2022			2023	2022
Residential	794	983	(19.2)%	(2.1)%	4,368	5,436	(19.6)%	(5.8)%
Small commercial & industrial	497	570	(12.8)%	2.3%	2,142	2,550	(16.0)%	(0.8)%
Large commercial & industrial	371	402	(7.7)%	(7.8)%	787	863	(8.8)%	(8.7)%
Transportation	1,328	1,444	(8.0)%	(4.8)%	3,231	3,650	(11.5)%	(6.1)%
Total natural gas deliveries(a)	2,990	3,399	(12.0)%	(3.1)%	10,528	12,499	(15.8)%	(5.0)%

	At June 30,
Number of Delaware Natural Gas Customers	2023	2022
Residential	129,538	128,715
Small commercial & industrial	10,060	10,068
Large commercial & industrial	16	16
Transportation	163	157
Total	139,777	138,956
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Distribution Revenue increased for both the three and six months ended June 30, 2023 compared to the same period in 2022 primarily due to favorable impacts of the Maryland multi-year plan that became effective in January 2023, higher natural gas distribution rates effective in August 2022, and higher electric DSIC rates in Delaware that became effective in January 2023.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three and six months ended June 30, 2023 compared to the same period in 2022, transmission revenue increased primarily due to increases in underlying costs.
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

DPL

See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $4 million and $36 million for the three and six months ended June 30, 2023, compared to the same period in 2022, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(Decrease) Increase	(Decrease) Increase
Labor, other benefits, contracting and materials	$(2)	$(5)
Credit loss expense	(2)	(2)
BSC and PHISCO costs	—	(1)
Pension and non-pension postretirement benefits expense	1	3
Storm-related costs	2	(1)
Other	2	(1)
	1	(7)
Regulatory required programs	(1)	1
Total decrease	$—	$(6)
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$5	$12
Regulatory required programs	(1)	(4)
Total increase	$4	$8
__________
(a)For the three months ended June 30, 2023, reflects ongoing capital expenditures and higher transmission depreciation rates effective September 2022. For the six months ended June 30, 2023, reflects ongoing capital expenditures, higher distribution depreciation rates in Maryland effective March 2022, and higher transmission depreciation rates effective September 2022.
Effective income tax rates were 16.7% and 8.7% for the three months ended June 30, 2023 and 2022, respectively, and 16.7% and 7.2% for the six months ended June 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$317	$309	$8	$670	$658	$12
Operating expenses
Purchased power	124	123	(1)	273	301	28
Operating and maintenance	85	86	1	165	170	5
Depreciation and amortization	68	72	4	135	118	(17)
Taxes other than income taxes	3	2	(1)	4	4	—
Total operating expenses	280	283	3	577	593	16
Operating income	37	26	11	93	65	28
Other income and (deductions)
Interest expense, net	(17)	(17)	—	(34)	(32)	(2)
Other, net	4	2	2	9	5	4
Total other income and (deductions)	(13)	(15)	2	(25)	(27)	2
Income before income taxes	24	11	13	68	38	30
Income taxes	6	—	(6)	17	1	(16)
Net income	$18	$11	$7	$51	$37	$14
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Net income increased by $7 million primarily due to higher transmission rates and decreases in various operating expenses.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Net income increased by $14 million primarily due to higher transmission rates and decreases in various operating expenses.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase (Decrease)	Increase (Decrease)
Distribution	$5	$12
Transmission	13	25
	18	37
Regulatory required programs	(10)	(25)
Total increase	$8	$12
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

ACE

	At June 30,
Number of Electric Customers	2023	2022
Residential	503,918	501,494
Small commercial & industrial	62,307	62,291
Large commercial & industrial	3,007	3,085
Public authorities & electric railroads	727	726
Total	569,959	567,596
Distribution Revenue increased for both the three and six months ended June 30, 2023 compared to the same period in 2022 due to higher distribution rates primarily due to the expiration of customer credits related to the TCJA tax benefits.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for both the three and six months ended June 30, 2023 compared to the same period in 2022, primarily due to increases in underlying costs and capital investment.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $1 million and decrease of $28 million for the three and six months ended June 30, 2023 compared to the same period in 2022, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(Decrease) Increase	(Decrease) Increase
Storm-related costs	$(1)	$(2)
Labor and contracting	—	(3)
BSC and PHISCO costs	1	1
Other	—	1
	—	(3)
Regulatory required programs(a)	(1)	(2)
Total decrease	$(1)	$(5)
__________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Increase (Decrease)	Increase
Depreciation and amortization(a)	$6	$13
Regulatory required programs(b)	(10)	4
Total (decrease) increase	$(4)	$17
__________
(a)Reflects ongoing capital expenditures and higher transmission depreciation rates effective September 2022.
(b)Regulatory required programs increased primarily due to the regulatory asset amortization of the PPA termination obligation which is fully offset in Operating revenues.
Effective income tax rates were 25.0% and 0.0% for the three months ended June 30, 2023 and 2022, respectively, and 25.0% and 2.6% for the six months ended June 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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

The following table provides a summary of the change in cash flows from operating activities for the six months ended June 30, 2023 and 2022 by Registrant:

(Decrease) increase in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$(51)	$74	$(76)	$7	$28	$14	$8	$14
Adjustments to reconcile net income to cash:
Non-cash operating activities	(824)	(219)	(20)	(87)	2	8	(3)	1
Option premiums (paid), net	39	—	—	—	—	—	—	—
Collateral (paid) received, net	(1,876)	(35)	—	(212)	(594)	(111)	(301)	(182)
Income taxes	74	35	7	35	8	23	5	(12)
Pension and non-pension postretirement benefit contributions	500	154	12	48	59	(1)	1	7
Regulatory assets and liabilities, net	(140)	(192)	38	(47)	79	30	36	(1)
Changes in working capital and other assets and liabilities	799	(101)	172	191	156	102	52	(7)
(Decrease) increase in cash flows from operating activities	$(1,479)	$(284)	$133	$(65)	$(262)	$65	$(202)	$(180)
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. See above for additional information related to cash flows from Generation. Significant operating cash flow impacts for the Registrants and Generation for the six months ended June 30, 2023 and 2022 were as follows:
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
•Changes in Pension and non-pension postretirement benefit contributions relate to Exelon's funding strategy and incremental contributions made in 2022 in connection with the separation. See Note 14 — Retirement Benefits of the 2022 Form 10-K for additional information.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differs from the recovery period of those costs. Included within the changes is energy efficiency spend for ComEd of $192 million and $115 million for the six months ended June 30, 2023 and 2022, respectively. Also included within the changes is energy efficiency and demand response programs spend for BGE, Pepco, DPL and ACE of $66 million, $32 million, $12 million, and $8 million for the six months ended June 30, 2023 and $53 million, $33 million, $13 million, and $4 million for the six months ended June 30, 2022, respectively. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the six months ended June 30, 2023 and

2022. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $476 million and for Generation total $323 million. The change for Generation primarily relates to the revolving accounts receivable financing arrangement which was entered into in April 2020. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the six months ended June 30, 2023, the established pricing resulted in ComEd owing payments to nuclear-powered generating facilities, which is reported within the cash flows from operations as a change in accounts payable and accrued expense.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the six months ended June 30, 2023 and 2022 by Registrant:

Decrease in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(178)	$(54)	$(49)	$(78)	$(246)	$(81)	$(64)	$(96)
Investment in NDT fund sales, net	28	—	—	—	—	—	—	—
Collection of DPP	(169)	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(16)	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	(225)	—	—	—	(29)	—
Other investing activities	6	(12)	(5)	(3)	5	6	(2)	—
Decrease in cash flows from investing activities	$(329)	$(66)	$(279)	$(81)	$(241)	$(75)	$(95)	$(96)
Significant investing cash flow impacts for the Registrants for six months ended June 30, 2023 and 2022 were as follows:
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
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the six months ended June 30, 2023 and 2022 by Registrant:

Increase (decrease) in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$(1,553)	$120	$(449)	$(278)	$48	$(167)	$34	$181
Long-term debt, net	547	225	525	(100)	(50)	50	—	(100)
Changes in intercompany money pool	—	—	—	—	(9)	(21)	—	50
Dividends paid on common stock	(54)	(85)	(2)	(8)	—	185	(4)	2
Distributions to member	—	—	—	—	183	—	—	—
Contributions from parent/member	—	37	103	51	(299)	(144)	(45)	(110)
Transfer of cash, restricted cash, and cash equivalents to Constellation	2,594	—	—	—	—	—	—	—
Other financing activities	2	(1)	4	—	(13)	(13)	—	1
Increase (decrease) in cash flows from financing activities	$1,536	$296	$181	$(335)	$(140)	$(110)	$(15)	$24
Significant financing cash flow impacts for the Registrants for the six months ended June 30, 2023 and 2022 were as follows:
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
During the six months ended June 30, 2023, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon	SMBC Term Loan Agreement	SOFR plus 0.65%	July 21, 2023	$300
Exelon	US Bank Term Loan Agreement	SOFR plus 0.65%	July 21, 2023	300
Exelon	PNC Term Loan Agreement	SOFR plus 0.65%	July 24, 2023	250
Exelon	Long-Term Software License Agreement	3.70%	August 9, 2025	6
Exelon	Long-Term Software License Agreement	3.95%	May 1, 2024	2
Exelon	Long-Term Software License Agreement	3.70%	August 9, 2025	1
PECO	Loan Agreement	2.00%	June 20, 2023	50
BGE	Notes	3.35%	July 1, 2023	300
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the six months ended June 30, 2023 and for the second quarter of 2023 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2023	February 14, 2023	February 27, 2023	March 10, 2023	$0.3600
Second Quarter 2023	April 25, 2023	May 15, 2023	June 9, 2023	$0.3600
Third Quarter 2023	July 25, 2023	August 15, 2023	September 8, 2023	$0.3600
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2023. The 2023 quarterly dividend will be $0.36 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.7 billion was available to support additional commercial paper as of June 30, 2023, and of which no financial institution has more than 6% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the six months ended June 30, 2023 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2022 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”) with certain sales agents and forward sellers and certain forward purchasers establishing an ATM equity distribution program under which it may offer and sell shares of its common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of common stock under the Equity Distribution Agreement and may at any time suspend or terminate offers and sales under the Equity Distribution Agreement. As of June 30, 2023, Exelon has not issued any shares of common stock under the ATM program and has not entered into any forward sale agreements.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at June 30, 2023 and available credit facility capacity prior to any incremental collateral at June 30, 2023:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$1	$—	$698
PECO	1	21	600
BGE	3	37	598
Pepco	4	—	300
DPL	4	9	300
ACE	2	—	263
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of June 30, 2023, the most recent estimates of capital expenditures for plant additions and improvements for 2023 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$7,175
ComEd	425	2,125	N/A	2,550
PECO	100	975	325	1,400
BGE	325	525	475	1,325
PHI	550	1,225	125	1,900
Pepco	250	675	N/A	900
DPL	175	275	125	575
ACE	125	300	N/A	425
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
The credit ratings for the Registrants did not change for the six months ended June 30, 2023. On July 26, 2023, S&P raised ComEd's long-term issuer credit rating from 'BBB+' to a 'A-'. S&P also affirmed the current 'A' rating on ComEd's senior secured debt and 'A-2' short-term rating, which influences long and short-term borrowing cost.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of June 30, 2023, are presented in the following table:

	During the Six Months Ended June 30, 2023		At June 30, 2023
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$510	$—	$52
PECO	225	(238)	225
BSC	—	(327)	(270)
PHI Corporate	—	(52)	(52)
PCI	45	—	45

	During the Six Months Ended June 30, 2023		At June 30, 2023
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	(Borrowed) Contributed
Pepco	$—	$(55)	$(52)
DPL	111	—	102
ACE	—	(68)	(50)
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
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At June 30, 2023
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(a)	FERC	December 31, 2023	$2,500	ICC	January 1, 2025	$368
PECO	FERC	December 31, 2023	1,500	PAPUC	December 31, 2024	550
BGE(b)	FERC	December 31, 2023	700	MDPSC	N/A	1,100
Pepco(c)	FERC	December 31, 2023	500	MDPSC / DCPSC	December 31, 2025	1,150
DPL(c)	FERC	December 31, 2023	500	MDPSC / DEPSC	December 31, 2025	1,075
ACE(d)	NJBPU	December 31, 2023	350	NJBPU	December 31, 2024	625
__________
(a)On June 29, 2023, ComEd filed an application for $2 billion in new money long-term debt financing authority from the ICC and expects approval by December 31, 2023.
(b)On December 21, 2022, BGE received approval from the MDPSC for $1.8 billion in new long-term financing authority with an effective date of January 4, 2023.
(c)The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DCPSC and DEPSC have an expiration date of December 31, 2025.
(d)On July 14, 2023, ACE filed an application with the NJBPU for renewal of their short-term financing authority through January 1, 2026. ACE expects approval of their application by December 31, 2023.

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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2023	2024	2025	2026	2027	2028 and Beyond
Prices based on model or other valuation methods (Level 3)	$(13)	$(20)	$(18)	$(18)	$(17)	$(47)	$(133)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
ITEM 4.    CONTROLS AND PROCEDURES
During the second quarter of 2023, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of June 30, 2023, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At June 30, 2023, the Registrants' risk factors were consistent with the risk factors described in the 2022 Form 10-K in ITEM 1A. RISK FACTORS.
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
(4) Instruments Defining the Rights of Securities Holders, Including Indentures

PECO Energy Company

Exhibit No.	Description	Location
4-1	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of June 1, 2023	File No. 001-16844, Form 8-K dated June 23, 2023, Exhibit 4.1

Baltimore Gas and Electric Company

Exhibit No.	Description
4-2	Form of 5.400% Note due 2053 issued May 10, 2023 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated May 10, 2023, Exhibit 4.2
Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 filed by the following officers for the following companies:

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
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 filed by the following officers for the following companies:

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

/s/ ROBERT A. KLECZYNSKI
Robert A. Kleczynski
Senior Vice President, Corporate Controller and Tax (Principal Accounting Officer)
August 2, 2023

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
August 2, 2023

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
August 2, 2023

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
August 2, 2023

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
August 2, 2023

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
August 2, 2023

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
August 2, 2023

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
August 2, 2023