Form 10-Q
period 2023-09-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2023-11-02
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of September 30, 2023 was:

Exelon Corporation Common Stock, without par value	995,437,416
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,396
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2022 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2022 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AECs	Alternative Energy Credits that are issued for each megawatt hour of generation from a qualified alternative energy source
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ATM	At the market
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
CMC	Carbon Mitigation Credit
CODMs	Chief Operating Decision Makers
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DPP	Deferred Purchase Price
DSIC	Distribution System Improvement Charge
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERP	Enterprise Resource Program
ETAC	Energy Transition Assistance Charge
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
IIJA	Infrastructure Investment and Jobs Act
IIP	Infrastructure Investment Program
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MMG	Middle Mile Grant
MRP	Multi-Year Rate Plan
MW	Megawatt
MWh	Megawatt hour
N/A	Not applicable
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NJBPU	New Jersey Board of Public Utilities
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PP&E	Property, plant, and equipment
PRPs	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable Energy Portfolio Standards
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
STRIDE	Maryland Strategic Infrastructure Development and Enhancement Program
TCJA	Tax Cuts and Jobs Act
ZEC	Zero Emission Credit or Zero Emission Certificate

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This Report contains certain forward-looking statements within the meaning of federal securities laws that are subject to risks and uncertainties. Words such as “could,” “may,” “expects,” “anticipates,” “will,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” "should," and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic, and financial performance, are intended to identify such forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$5,684	$4,557	$14,579	$12,972
Natural gas operating revenues	188	224	1,268	1,348
Revenues from alternative revenue programs	108	64	513	92
Total operating revenues	5,980	4,845	16,360	14,412
Operating expenses
Purchased power	2,364	1,404	5,766	4,152
Purchased fuel	33	80	449	524
Purchased power and fuel from affiliates	—	—	—	159
Operating and maintenance	1,187	1,148	3,535	3,436
Depreciation and amortization	890	825	2,616	2,472
Taxes other than income taxes	383	377	1,063	1,061
Total operating expenses	4,857	3,834	13,429	11,804
Loss on sale of assets and businesses	—	—	—	(2)
Operating income	1,123	1,011	2,931	2,606
Other income and (deductions)
Interest expense, net	(431)	(359)	(1,259)	(1,044)
Interest expense to affiliates	(6)	(6)	(18)	(19)
Other, net	81	122	331	435
Total other income and (deductions)	(356)	(243)	(946)	(628)
Income from continuing operations before income taxes	767	768	1,985	1,978
Income taxes	67	92	274	356
Net income from continuing operations after income taxes	700	676	1,711	1,622
Net income from discontinued operations after income taxes (Note 2)	—	—	—	117
Net income	700	676	1,711	1,739
Net income attributable to noncontrolling interests	—	—	—	1
Net income attributable to common shareholders	$700	$676	$1,711	$1,738

Amounts attributable to common shareholders:
Net income from continuing operations	700	676	1,711	1,622
Net income from discontinued operations	—	—	—	116
Net income attributable to common shareholders	$700	$676	$1,711	$1,738

Comprehensive income, net of income taxes
Net income	$700	$676	$1,711	$1,739
Other comprehensive income, net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	16	9	22	33
Pension and non-pension postretirement benefit plans valuation adjustments	(3)	—	(16)	2
Unrealized gains on cash flow hedges	21	—	36	—
Other comprehensive income	34	9	42	35
Comprehensive income	734	685	1,753	1,774
Comprehensive income attributable to noncontrolling interests	—	—	—	1
Comprehensive income attributable to common shareholders	$734	$685	$1,753	$1,773

Average shares of common stock outstanding:
Basic	996	988	996	983
Assumed exercise and/or distributions of stock-based awards	1	1	—	1
Diluted	997	989	996	984

Earnings per average common share from continuing operations
Basic	$0.70	$0.68	$1.72	$1.65
Diluted	$0.70	$0.68	$1.72	$1.65

Earnings per average common share from discontinued operations
Basic	$—	$—	$—	$0.12
Diluted	$—	$—	$—	$0.12
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$1,711	$1,739
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	2,616	2,679
Asset impairments	—	46
Gain on sales of assets and businesses	—	(8)
Deferred income taxes and amortization of investment tax credits	210	256
Net fair value changes related to derivatives	21	(59)
Net realized and unrealized losses on NDT funds	—	205
Net unrealized losses on equity investments	—	16
Other non-cash operating activities	(237)	265
Changes in assets and liabilities:
Accounts receivable	82	(1,049)
Inventories	(8)	(121)
Accounts payable and accrued expenses	(454)	823
Option premiums paid, net	—	(39)
Collateral (paid) received, net	(183)	1,456
Income taxes	50	3
Regulatory assets and liabilities, net	(395)	(689)
Pension and non-pension postretirement benefit contributions	(97)	(596)
Other assets and liabilities	(24)	(786)
Net cash flows provided by operating activities	3,292	4,141
Cash flows from investing activities
Capital expenditures	(5,540)	(5,179)
Proceeds from NDT fund sales	—	488
Investment in NDT funds	—	(516)
Collection of DPP	—	169
Proceeds from sales of assets and businesses	—	16
Other investing activities	25	36
Net cash flows used in investing activities	(5,515)	(4,986)
Cash flows from financing activities
Changes in short-term borrowings	(1,116)	(335)
Proceeds from short-term borrowings with maturities greater than 90 days	400	1,150
Repayments on short-term borrowings with maturities greater than 90 days	(150)	(925)
Issuance of long-term debt	5,300	5,801
Retirement of long-term debt	(1,209)	(2,067)
Issuance of common stock	—	563
Dividends paid on common stock	(1,074)	(999)
Proceeds from employee stock plans	30	26
Transfer of cash, restricted cash, and cash equivalents to Constellation	—	(2,594)
Other financing activities	(101)	(121)
Net cash flows provided by financing activities	2,080	499
Decrease in cash, restricted cash, and cash equivalents	(143)	(346)
Cash, restricted cash, and cash equivalents at beginning of period	1,090	1,619
Cash, restricted cash, and cash equivalents at end of period	$947	$1,273

Supplemental cash flow information
Decrease in capital expenditures not paid	$(169)	$(147)
Increase in DPP	—	348
(Decrease) increase in PP&E related to ARO update	(4)	331
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$300	$407
Restricted cash and cash equivalents	435	566
Accounts receivable
Customer accounts receivable	2,575	2,544
Customer allowance for credit losses	(341)	(327)
Customer accounts receivable, net	2,234	2,217
Other accounts receivable	1,168	1,426
Other allowance for credit losses	(88)	(82)
Other accounts receivable, net	1,080	1,344
Inventories, net
Fossil fuel	105	208
Materials and supplies	657	547
Regulatory assets	2,307	1,641
Other	401	406
Total current assets	7,519	7,336
Property, plant, and equipment (net of accumulated depreciation and amortization of $16,836 and $15,930 as of September 30, 2023 and December 31, 2022, respectively)	72,458	69,076
Deferred debits and other assets
Regulatory assets	8,128	8,037
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	2,923	2,897
Investments	246	232
Other	1,355	1,141
Total deferred debits and other assets	19,282	18,937
Total assets	$99,259	$95,349
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,720	$2,586
Long-term debt due within one year	1,654	1,802
Accounts payable	2,684	3,382
Accrued expenses	1,315	1,226
Payables to affiliates	5	5
Regulatory liabilities	437	437
Mark-to-market derivative liabilities	44	8
Unamortized energy contract liabilities	8	10
Other	933	1,155
Total current liabilities	8,800	10,611
Long-term debt	39,431	35,272
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	11,792	11,250
Regulatory liabilities	9,236	9,112
Pension obligations	1,085	1,109
Non-pension postretirement benefit obligations	515	507
Asset retirement obligations	269	269
Mark-to-market derivative liabilities	113	83
Unamortized energy contract liabilities	29	35
Other	2,129	1,967
Total deferred credits and other liabilities	25,168	24,332
Total liabilities	73,789	70,605
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 995 shares and 994 shares outstanding as of September 30, 2023 and December 31, 2022, respectively)	20,956	20,908
Treasury stock, at cost (2 shares as of September 30, 2023 and December 31, 2022)	(123)	(123)
Retained earnings	5,233	4,597
Accumulated other comprehensive loss, net	(596)	(638)
Total shareholders’ equity	25,470	24,744
Total liabilities and shareholders’ equity	$99,259	$95,349

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2023
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2022	995,830	$20,908	$(123)	$4,597	$(638)	$—	$24,744
Net income	—	—	—	669	—	—	669
Long-term incentive plan activity	306	1	—	—	—	—	1
Employee stock purchase plan issuances	266	12	—	—	—	—	12
Common stock dividends ($0.36/common share)	—	—	—	(359)		—	(359)
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	—	(1)
Balance at March 31, 2023	996,402	$20,921	$(123)	$4,907	$(639)	$—	$25,066
Net income	—	—	—	343	—	—	343
Long-term incentive plan activity	372	9	—	—	—	—	9
Employee stock purchase plan issuances	278	11	—	—	—	—	11
Common stock dividends ($0.36/common share)	—	—	—	(359)	—	—	(359)
Other comprehensive income, net of income taxes	—	—	—	—	9	—	9
Balance at June 30, 2023	997,052	$20,941	$(123)	$4,891	$(630)	$—	$25,079
Net income	—	—	—	700	—	—	700
Long-term incentive plan activity	(84)	3	—	—	—	—	3
Employee stock purchase plan issuances	302	12	—	—	—	—	12
Common stock dividends ($0.36/common share)	—	—	—	(358)	—	—	(358)
Other comprehensive income, net of income taxes	—	—	—	—	34	—	34
Balance at September 30, 2023	997,270	$20,956	$(123)	$5,233	$(596)	$—	$25,470

EXELON CORPORATION AND SUBSIDIARY COMPANIES
See the Combined Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2021	981,291	$20,324	$(123)	$16,942	$(2,750)	$402	$34,795
Net income	—	—	—	597	—	1	598
Long-term incentive plan activity	540	(13)	—	—	—	—	(13)
Employee stock purchase plan issuances	211	9	—	—	—	—	9
Changes in equity of noncontrolling interests	—	—	—	—	—	(7)	(7)
Distribution of Constellation (Note 2)	—	(21)	—	(13,179)	2,023	(396)	(11,573)
Common stock dividends ($0.34/common share)	—	—	—	(332)	—	—	(332)
Other comprehensive income, net of income taxes	—	—	—	—	14	—	14
Balance at March 31, 2022	982,042	$20,299	$(123)	$4,028	$(713)	$—	$23,491
Net income	—	—	—	465	—	—	465
Long-term incentive plan activity	21	10	—	—	—	—	10
Employee stock purchase plan issuances	242	10	—	—	—	—	10
Common stock dividends ($0.34/common share)	—	—	—	(332)	—	—	(332)
Other comprehensive income, net of income taxes	—	—	—	—	12	—	12
Balance at June 30, 2022	982,305	$20,319	$(123)	$4,161	$(701)	$—	$23,656
Net Income	—	—	—	676	—	—	676
Long-term incentive plan activity	—	3	—	—	—	—	3
Employee stock purchase plan issuances	275	10	—	—	—	—	10
Issuance of common stock	12,995	563					563
Common stock dividends ($0.34/common share)	—	—	—	(335)	—	—	(335)
Other comprehensive income, net of income taxes	—	—	—	—	9	—	9
Balance at September 30, 2022	995,575	$20,895	$(123)	$4,502	$(692)	$—	$24,582

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$2,124	$1,284	$5,417	$4,359
Revenues from alternative revenue programs	135	88	405	163
Operating revenues from affiliates	9	6	14	14
Total operating revenues	2,268	1,378	5,836	4,536
Operating expenses
Purchased power	896	121	2,068	982
Purchased power from affiliate	—	—	—	59
Operating and maintenance	293	286	814	809
Operating and maintenance from affiliates	92	69	263	236
Depreciation and amortization	357	333	1,045	982
Taxes other than income taxes	100	104	282	289
Total operating expenses	1,738	913	4,472	3,357
Loss on sale of assets	—	—	—	(2)
Operating income	530	465	1,364	1,177
Other income and (deductions)
Interest expense, net	(116)	(101)	(347)	(298)
Interest expense to affiliates	(3)	(3)	(10)	(10)
Other, net	16	14	50	40
Total other income and (deductions)	(103)	(90)	(307)	(268)
Income before income taxes	427	375	1,057	909
Income taxes	94	84	235	203
Net income	$333	$291	$822	$706
Comprehensive income	$333	$291	$822	$706

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$822	$706
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,045	982
Deferred income taxes and amortization of investment tax credits	164	192
Other non-cash operating activities	(392)	(89)
Changes in assets and liabilities:
Accounts receivable	(111)	(351)
Receivables from and payables to affiliates, net	(12)	(54)
Inventories	(64)	(9)
Accounts payable and accrued expenses	(199)	226
Collateral received, net	28	69
Income taxes	50	—
Regulatory assets and liabilities, net	(248)	(499)
Pension and non-pension postretirement benefit contributions	(26)	(179)
Other assets and liabilities	(72)	(152)
Net cash flows provided by operating activities	985	842
Cash flows from investing activities
Capital expenditures	(1,926)	(1,801)
Other investing activities	8	21
Net cash flows used in investing activities	(1,918)	(1,780)
Cash flows from financing activities
Changes in short-term borrowings	(150)	233
Proceeds from short-term borrowings with maturities greater than 90 days	400	—
Repayments on short-term borrowings with maturities greater than 90 days	(150)	—
Issuance of long-term debt	975	750
Dividends paid on common stock	(560)	(434)
Contributions from parent	570	503
Other financing activities	(12)	(10)
Net cash flows provided by financing activities	1,073	1,042
Increase in cash, restricted cash, and cash equivalents	140	104
Cash, restricted cash, and cash equivalents at beginning of period	511	384
Cash, restricted cash, and cash equivalents at end of period	$651	$488

Supplemental cash flow information
Decrease in capital expenditures not paid	$(27)	$(30)
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$79	$67
Restricted cash and cash equivalents	360	327
Accounts receivable
Customer accounts receivable	842	558
Customer allowance for credit losses	(76)	(59)
Customer accounts receivable, net	766	499
Other accounts receivable	249	441
Other allowance for credit losses	(20)	(17)
Other accounts receivable, net	229	424
Receivables from affiliates	3	3
Inventories, net	260	196
Regulatory assets	1,439	775
Other	113	92
Total current assets	3,249	2,383
Property, plant, and equipment (net of accumulated depreciation and amortization of $7,061 and $6,673 as of September 30, 2023 and December 31, 2022, respectively)	28,678	27,513
Deferred debits and other assets
Regulatory assets	2,736	2,667
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	2,716	2,660
Investments	6	6
Prepaid pension asset	1,220	1,206
Other	812	601
Total deferred debits and other assets	10,115	9,765
Total assets	$42,042	$39,661
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$677	$577
Accounts payable	850	1,010
Accrued expenses	405	415
Payables to affiliates	62	74
Customer deposits	115	108
Regulatory liabilities	189	226
Mark-to-market derivative liabilities	21	5
Other	201	191
Total current liabilities	2,520	2,606
Long-term debt	11,484	10,518
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,269	5,021
Regulatory liabilities	7,190	6,913
Asset retirement obligations	151	148
Non-pension postretirement benefits obligations	172	165
Mark-to-market derivative liabilities	113	79
Other	740	642
Total deferred credits and other liabilities	13,635	12,968
Total liabilities	27,844	26,297
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	10,316	9,746
Retained earnings	2,294	2,030
Total shareholders’ equity	14,198	13,364
Total liabilities and shareholders’ equity	$42,042	$39,661

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2022	$1,588	$9,746	$2,030	$13,364
Net income	—	—	241	241
Common stock dividends	—	—	(187)	(187)
Contributions from parent	—	186	—	186
Balance at March 31, 2023	$1,588	$9,932	$2,084	$13,604
Net income	—	—	249	249
Common stock dividends	—	—	(187)	(187)
Contributions from parent	—	186	—	186
Balance at June 30, 2023	$1,588	$10,118	$2,146	$13,852
Net income	—	—	333	333
Common stock dividends	—	—	(185)	(185)
Contributions from parent	—	198	—	198
Balance at September 30, 2023	$1,588	$10,316	$2,294	$14,198

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2021	$1,588	$9,076	$1,691	$12,355
Net income	—	—	188	188
Common stock dividends	—	—	(144)	(144)
Contributions from parent	—	167	—	167
Balance at March 31, 2022	$1,588	$9,243	$1,735	$12,566
Net income	—	—	227	227
Common stock dividends	—	—	(145)	(145)
Contributions from parent	—	168	—	168
Balance at June 30, 2022	$1,588	$9,411	$1,817	$12,816
Net income	—	—	291	291
Common stock dividends	—	—	(145)	(145)
Contributions from parent	—	168	—	168
Balance at September 30, 2022	$1,588	$9,579	$1,963	$13,130
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$957	$943	$2,478	$2,384
Natural gas operating revenues	67	73	492	487
Revenues from alternative revenue programs	11	(5)	1	1
Operating revenues from affiliates	2	3	6	5
Total operating revenues	1,037	1,014	2,977	2,877
Operating expenses
Purchased power	396	377	994	850
Purchased fuel	15	26	203	210
Purchased power from affiliate	—	—	—	33
Operating and maintenance	217	197	622	561
Operating and maintenance from affiliates	60	46	164	144
Depreciation and amortization	100	92	297	277
Taxes other than income taxes	59	60	156	155
Total operating expenses	847	798	2,436	2,230
Operating income	190	216	541	647
Other income and (deductions)
Interest expense, net	(51)	(42)	(142)	(120)
Interest expense to affiliates	(1)	(3)	(7)	(9)
Other, net	11	8	26	23
Total other income and (deductions)	(41)	(37)	(123)	(106)
Income before income taxes	149	179	418	541
Income taxes	3	44	8	67
Net income	$146	$135	$410	$474
Comprehensive income	$146	$135	$410	$474
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$410	$474
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	297	277
Deferred income taxes and amortization of investment tax credits	(44)	49
Other non-cash operating activities	2	14
Changes in assets and liabilities:
Accounts receivable	135	(49)
Receivables from and payables to affiliates, net	(2)	(34)
Inventories	35	(59)
Accounts payable and accrued expenses	(132)	25
Income taxes	76	30
Regulatory assets and liabilities, net	1	(27)
Pension and non-pension postretirement benefit contributions	(1)	(13)
Other assets and liabilities	—	(31)
Net cash flows provided by operating activities	777	656
Cash flows from investing activities
Capital expenditures	(1,068)	(991)
Changes in Exelon intercompany money pool	(51)	—
Other investing activities	1	8
Net cash flows used in investing activities	(1,118)	(983)
Cash flows from financing activities
Changes in short-term borrowings	(239)	—
Issuance of long-term debt	575	775
Retirement of long-term debt	(50)	(350)
Dividends paid on common stock	(303)	(299)
Contributions from parent	348	274
Other financing activities	(6)	(14)
Net cash flows provided by financing activities	325	386
(Decrease) increase in cash, restricted cash, and cash equivalents	(16)	59
Cash, restricted cash, and cash equivalents at beginning of period	68	44
Cash, restricted cash, and cash equivalents at end of period	$52	$103

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(22)	$7
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$43	$59
Restricted cash and cash equivalents	9	9
Accounts receivable
Customer accounts receivable	467	635
Customer allowance for credit losses	(95)	(105)
Customer accounts receivable, net	372	530
Other accounts receivable	136	153
Other allowance for credit losses	(8)	(9)
Other accounts receivable, net	128	144
Receivables from affiliates	1	4
Receivable from Exelon intercompany money pool	51	—
Inventories, net
Fossil fuel	56	99
Materials and supplies	60	52
Prepaid utility taxes	17	—
Regulatory assets	120	80
Other	52	38
Total current assets	909	1,015
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,056 and $4,078 as of September 30, 2023 and December 31, 2022, respectively)	12,895	12,125
Deferred debits and other assets
Regulatory assets	762	652
Receivable related to Regulatory Agreement Units	206	237
Investments	34	30
Prepaid pension asset	425	413
Other	28	30
Total deferred debits and other assets	1,455	1,362
Total assets	$15,259	$14,502
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$239
Long-term debt due within one year	—	50
Accounts payable	543	668
Accrued expenses	183	142
Payables to affiliates	37	42
Customer deposits	77	63
Regulatory liabilities	112	75
Other	49	32
Total current liabilities	1,001	1,311
Long-term debt	5,133	4,562
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,286	2,213
Regulatory liabilities	239	270
Asset retirement obligations	27	28
Non-pension postretirement benefits obligations	287	286
Other	85	85
Total deferred credits and other liabilities	2,924	2,882
Total liabilities	9,242	8,939
Commitments and contingencies
Shareholder’s equity
Common stock	4,050	3,702
Retained earnings	1,967	1,861
Total shareholder’s equity	6,017	5,563
Total liabilities and shareholder's equity	$15,259	$14,502
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$3,702	$1,861	$5,563
Net income	—	166	166
Common stock dividends	—	(101)	(101)
Contributions from parent	330	—	330
Balance at March 31, 2023	$4,032	$1,926	$5,958
Net income	—	97	97
Common stock dividends	—	(101)	(101)
Balance at June 30, 2023	$4,032	$1,922	$5,954
Net income	—	146	146
Common stock dividends	—	(101)	(101)
Contributions from parent	18	—	18
Balance at September 30, 2023	$4,050	$1,967	$6,017

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$3,428	$1,684	$5,112
Net income	—	206	206
Common stock dividends	—	(100)	(100)
Contributions from parent	227	—	227
Balance at March 31, 2022	$3,655	$1,790	$5,445
Net income	—	133	133
Common stock dividends	—	(100)	(100)
Balance at June 30, 2022	$3,655	$1,823	$5,478
Net income	—	135	135
Common stock dividends	—	(99)	(99)
Contributions from parent	47	—	47
Balance at September 30, 2022	$3,702	$1,859	$5,561
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$856	$761	$2,306	$2,138
Natural gas operating revenues	96	114	627	699
Revenues from alternative revenue programs	(22)	(8)	47	(40)
Operating revenues from affiliates	2	3	6	13
Total operating revenues	932	870	2,986	2,810
Operating expenses
Purchased power	371	320	975	846
Purchased fuel	9	30	170	229
Purchased power from affiliate	—	—	—	18
Operating and maintenance	156	185	467	506
Operating and maintenance from affiliates	58	50	165	152
Depreciation and amortization	161	148	487	470
Taxes other than income taxes	80	77	239	225
Total operating expenses	835	810	2,503	2,446
Operating income	97	60	483	364
Other income and (deductions)
Interest expense, net	(47)	(39)	(135)	(110)
Other, net	6	5	14	16
Total other income and (deductions)	(41)	(34)	(121)	(94)
Income before income taxes	56	26	362	270
Income taxes	11	(7)	76	3
Net income	$45	$33	$286	$267
Comprehensive income	$45	$33	$286	$267
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$286	$267
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	487	470
Asset impairments	—	46
Deferred income taxes and amortization of investment tax credits	41	1
Other non-cash operating activities	—	101
Changes in assets and liabilities:
Accounts receivable	194	18
Receivables from and payables to affiliates, net	(7)	(9)
Inventories	45	(74)
Accounts payable and accrued expenses	(38)	15
Collateral (paid) received, net	(22)	125
Income taxes	19	(20)
Regulatory assets and liabilities, net	(151)	(113)
Pension and non-pension postretirement benefit contributions	(15)	(64)
Other assets and liabilities	46	14
Net cash flows provided by operating activities	885	777
Cash flows from investing activities
Capital expenditures	(986)	(918)
Other investing activities	6	7
Net cash flows used in investing activities	(980)	(911)
Cash flows from financing activities
Changes in short-term borrowings	(349)	26
Issuance of long-term debt	700	500
Retirement of long-term debt	(300)	(250)
Dividends paid on common stock	(237)	(225)
Contributions from parent	237	186
Other financing activities	(7)	(8)
Net cash flows provided by financing activities	44	229
(Decrease) increase in cash, restricted cash, and cash equivalents	(51)	95
Cash, restricted cash, and cash equivalents at beginning of period	67	55
Cash, restricted cash, and cash equivalents at end of period	$16	$150

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(17)	$12
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$15	$43
Restricted cash and cash equivalents	1	24
Accounts receivable
Customer accounts receivable	438	617
Customer allowance for credit losses	(52)	(54)
Customer accounts receivable, net	386	563
Other accounts receivable	110	132
Other allowance for credit losses	(9)	(10)
Other accounts receivable, net	101	122
Inventories, net
Fossil fuel	41	91
Materials and supplies	70	65
Prepaid utility taxes	1	52
Regulatory assets	227	177
Other	19	13
Total current assets	861	1,150
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,679 and $4,583 as of September 30, 2023 and December 31, 2022, respectively)	11,893	11,338
Deferred debits and other assets
Regulatory assets	591	527
Investments	9	7
Prepaid pension asset	259	291
Other	36	37
Total deferred debits and other assets	895	862
Total assets	$13,649	$13,350
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$59	$408
Long-term debt due within one year	—	300
Accounts payable	364	462
Accrued expenses	224	159
Payables to affiliates	33	39
Customer deposits	111	105
Regulatory liabilities	36	47
Other	34	55
Total current liabilities	861	1,575
Long-term debt	4,601	3,907
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,905	1,832
Regulatory liabilities	787	816
Asset retirement obligations	32	30
Non-pension postretirement benefits obligations	160	166
Other	81	88
Total deferred credits and other liabilities	2,965	2,932
Total liabilities	8,427	8,414
Commitments and contingencies
Shareholder's equity
Common stock	3,098	2,861
Retained earnings	2,124	2,075
Total shareholder's equity	5,222	4,936
Total liabilities and shareholder's equity	$13,649	$13,350

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$2,861	$2,075	$4,936
Net income	—	200	200
Common stock dividends	—	(80)	(80)
Contributions from parent	237	—	237
Balance at March 31, 2023	$3,098	$2,195	$5,293
Net income	—	42	42
Common stock dividends	—	(79)	(79)
Balance at June 30, 2023	$3,098	$2,158	$5,256
Net income	—	45	45
Common stock dividends	—	(79)	(79)
Balance at September 30, 2023	$3,098	$2,124	$5,222

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$2,575	$1,995	$4,570
Net income	—	198	198
Common stock dividends	—	(76)	(76)
Balance at March 31, 2022	$2,575	$2,117	$4,692
Net income	—	37	37
Common stock dividends	—	(75)	(75)
Contributions from parent	186	—	186
Balance at June 30, 2022	$2,761	$2,079	$4,840
Net income	—	33	33
Common stock dividends	—	(75)	(75)
Balance at September 30, 2022	$2,761	$2,037	$4,798
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$1,762	$1,568	$4,399	$4,090
Natural gas operating revenues	24	38	150	157
Revenues from alternative revenue programs	(15)	(11)	59	(33)
Operating revenues from affiliates	2	3	7	9
Total operating revenues	1,773	1,598	4,615	4,223
Operating expenses
Purchased power	701	586	1,729	1,474
Purchased fuel	9	24	76	85
Purchased power from affiliate	—	—	—	50
Operating and maintenance	288	237	815	729
Operating and maintenance from affiliates	51	40	137	138
Depreciation and amortization	257	238	741	697
Taxes other than income taxes	134	129	366	362
Total operating expenses	1,440	1,254	3,864	3,535
Operating income	333	344	751	688
Other income and (deductions)
Interest expense, net	(80)	(72)	(238)	(216)
Other, net	28	19	80	56
Total other income and (deductions)	(52)	(53)	(158)	(160)
Income before income taxes	281	291	593	528
Income taxes	49	2	103	10
Net income	$232	$289	$490	$518
Comprehensive income	$232	$289	$490	$518
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$490	$518
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	741	697
Deferred income taxes and amortization of investment tax credits	44	(2)
Other non-cash operating activities	80	112
Changes in assets and liabilities:
Accounts receivable	(160)	(143)
Receivables from and payables to affiliates, net	(8)	(49)
Inventories	(22)	(35)
Accounts payable and accrued expenses	23	(15)
Collateral (paid) received, net	(191)	230
Income taxes	37	(3)
Regulatory assets and liabilities, net	(2)	(82)
Pension and non-pension postretirement benefit contributions	(15)	(75)
Other assets and liabilities	(98)	(71)
Net cash flows provided by operating activities	919	1,082
Cash flows from investing activities
Capital expenditures	(1,510)	(1,174)
Other investing activities	8	5
Net cash flows used in investing activities	(1,502)	(1,169)
Cash flows from financing activities
Changes in short-term borrowings	(241)	(468)
Issuance of long-term debt	550	925
Retirement of long-term debt	—	(310)
Changes in Exelon intercompany money pool	18	36
Distributions to member	(410)	(625)
Contributions from member	475	787
Other financing activities	(36)	(18)
Net cash flows provided by financing activities	356	327
(Decrease) increase in cash, restricted cash, and cash equivalents	(227)	240
Cash, restricted cash, and cash equivalents at beginning of period	373	213
Cash, restricted cash, and cash equivalents at end of period	$146	$453

Supplemental cash flow information
Decrease in capital expenditures not paid	$(96)	$(8)
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$121	$198
Restricted cash and cash equivalents	25	175
Accounts receivable
Customer accounts receivable	828	734
Customer allowance for credit losses	(118)	(109)
Customer accounts receivable, net	710	625
Other accounts receivable	331	300
Other allowance for credit losses	(51)	(46)
Other accounts receivable, net	280	254
Receivables from affiliates	3	2
Inventories, net
Fossil fuel	9	18
Materials and supplies	267	236
Regulatory assets	366	455
Other	77	96
Total current assets	1,858	2,059
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,044 and $2,618 as of September 30, 2023 and December 31, 2022, respectively)	18,577	17,686
Deferred debits and other assets
Regulatory assets	1,568	1,610
Goodwill	4,005	4,005
Investments	143	138
Prepaid pension asset	289	353
Other	216	231
Total deferred debits and other assets	6,221	6,337
Total assets	$26,656	$26,082
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$173	$414
Long-term debt due within one year	1,146	591
Accounts payable	664	771
Accrued expenses	324	260
Payables to affiliates	59	66
Borrowings from Exelon intercompany money pool	61	44
Customer deposits	98	88
Regulatory liabilities	87	76
Unamortized energy contract liabilities	8	10
PPA termination obligation	61	87
Other	129	330
Total current liabilities	2,810	2,737
Long-term debt	7,491	7,529
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,023	2,895
Regulatory liabilities	924	1,011
Asset retirement obligations	54	59
Non-pension postretirement benefit obligations	45	50
Unamortized energy contract liabilities	29	35
Other	495	536
Total deferred credits and other liabilities	4,570	4,586
Total liabilities	14,871	14,852
Commitments and contingencies
Member's equity
Membership interest	12,057	11,582
Undistributed losses	(272)	(352)
Total member's equity	11,785	11,230
Total liabilities and member's equity	$26,656	$26,082
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2023
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2022	$11,582	$(352)	$11,230
Net income	—	155	155
Distributions to member	—	(112)	(112)
Contributions from member	405	—	405
Balance at March 31, 2023	$11,987	$(309)	$11,678
Net income	—	103	103
Distributions to member	—	(100)	(100)
Balance at June 30, 2023	$11,987	$(306)	$11,681
Net income	—	232	232
Distributions to member	—	(198)	(198)
Contributions from member	70	—	70
Balance at September 30, 2023	$12,057	$(272)	$11,785

	Nine Months Ended September 30, 2022
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2021	$10,795	$(210)	$10,585
Net income	—	130	130
Distributions to member	—	(102)	(102)
Contributions from member	704	—	704
Balance at March 31, 2022	$11,499	$(182)	$11,317
Net income	—	100	100
Distributions to member	—	(293)	(293)
Balance at June 30, 2022	$11,499	$(375)	$11,124
Net income	—	289	289
Distributions to member	—	(230)	(230)
Contributions from member	83	—	83
Balance at September 30, 2022	$11,582	$(316)	$11,266
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$839	$730	$2,141	$1,930
Revenues from alternative revenue programs	(18)	(8)	28	(15)
Operating revenues from affiliates	1	2	5	4
Total operating revenues	822	724	2,174	1,919
Operating expenses
Purchased power	288	230	750	566
Purchased power from affiliate	—	—	—	39
Operating and maintenance	89	69	264	214
Operating and maintenance from affiliates	60	52	176	166
Depreciation and amortization	112	99	329	312
Taxes other than income taxes	109	105	291	291
Total operating expenses	658	555	1,810	1,588
Operating income	164	169	364	331
Other income and (deductions)
Interest expense, net	(41)	(37)	(122)	(111)
Other, net	18	14	50	39
Total other income and (deductions)	(23)	(23)	(72)	(72)
Income before income taxes	141	146	292	259
Income taxes	21	1	43	(2)
Net income	$120	$145	$249	$261
Comprehensive income	$120	$145	$249	$261
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$249	$261
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	329	312
Deferred income taxes and amortization of investment tax credits	22	(5)
Other non-cash operating activities	38	20
Changes in assets and liabilities:
Accounts receivable	(84)	(87)
Receivables from and payables to affiliates, net	(2)	(31)
Inventories	(12)	(19)
Accounts payable and accrued expenses	33	11
Collateral (paid) received, net	(26)	46
Income taxes	15	(25)
Regulatory assets and liabilities, net	(7)	(44)
Pension and non-pension postretirement benefit contributions	(9)	(9)
Other assets and liabilities	(13)	(29)
Net cash flows provided by operating activities	533	401
Cash flows from investing activities
Capital expenditures	(710)	(595)
Changes in PHI intercompany money pool	(7)	—
Other investing activities	8	2
Net cash flows used in investing activities	(709)	(593)
Cash flows from financing activities
Changes in short-term borrowings	(299)	(175)
Issuance of long-term debt	350	625
Retirement of long-term debt	—	(310)
Changes in PHI intercompany money pool	—	25
Dividends paid on common stock	(200)	(400)
Contributions from parent	308	465
Other financing activities	(26)	(8)
Net cash flows provided by financing activities	133	222
(Decrease) increase in cash, restricted cash, and cash equivalents	(43)	30
Cash, restricted cash, and cash equivalents at beginning of period	99	68
Cash, restricted cash, and cash equivalents at end of period	$56	$98

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(39)	$2
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$31	$45
Restricted cash and cash equivalents	25	54
Accounts receivable
Customer accounts receivable	414	351
Customer allowance for credit losses	(56)	(47)
Customer accounts receivable, net	358	304
Other accounts receivable	189	180
Other allowance for credit losses	(29)	(25)
Other accounts receivable, net	160	155
Receivable from PHI intercompany money pool	7	—
Inventories, net	147	135
Regulatory assets	187	235
Other	16	53
Total current assets	931	981
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,231 and $4,067 as of September 30, 2023 and December 31, 2022, respectively)	9,274	8,794
Deferred debits and other assets
Regulatory assets	422	437
Investments	124	119
Prepaid pension asset	252	273
Other	58	53
Total deferred debits and other assets	856	882
Total assets	$11,061	$10,657
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$299
Long-term debt due within one year	405	4
Accounts payable	346	382
Accrued expenses	163	125
Payables to affiliates	32	34
Customer deposits	45	39
Regulatory liabilities	24	6
Merger related obligation	26	26
Other	49	93
Total current liabilities	1,090	1,008
Long-term debt	3,690	3,747
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,456	1,382
Regulatory liabilities	394	455
Asset retirement obligations	36	39
Other	256	244
Total deferred credits and other liabilities	2,142	2,120
Total liabilities	6,922	6,875
Commitments and contingencies
Shareholder's equity
Common stock	3,075	2,767
Retained earnings	1,064	1,015
Total shareholder's equity	4,139	3,782
Total liabilities and shareholder's equity	$11,061	$10,657
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$2,767	$1,015	$3,782
Net income	—	65	65
Common stock dividends	—	(48)	(48)
Contributions from parent	243	—	243
Balance at March 31, 2023	$3,010	$1,032	$4,042
Net income	—	64	64
Common stock dividends	—	(67)	(67)
Balance at June 30, 2023	$3,010	$1,029	$4,039
Net income	—	120	120
Common stock dividends	—	(85)	(85)
Contributions from parent	65	—	65
Balance at September 30, 2023	$3,075	$1,064	$4,139

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$2,302	$1,173	$3,475
Net income	—	46	46
Common stock dividends	—	(42)	(42)
Contributions from parent	387	—	387
Balance at March 31, 2022	$2,689	$1,177	$3,866
Net income	—	70	70
Common stock dividends	—	(258)	(258)
Balance at June 30, 2022	$2,689	$989	$3,678
Net income	—	145	145
Common stock dividends	—	(100)	(100)
Contributions from parent	78	—	78
Balance at September 30, 2022	$2,767	$1,034	$3,801

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$426	$373	$1,108	$1,017
Natural gas operating revenues	24	38	150	157
Revenues from alternative revenue programs	(2)	—	10	(3)
Operating revenues from affiliates	2	1	5	5
Total operating revenues	450	412	1,273	1,176
Operating expenses
Purchased power	192	159	486	412
Purchased fuel	9	24	76	85
Purchased power from affiliate	—	—	—	10
Operating and maintenance	60	45	150	142
Operating and maintenance from affiliates	44	39	128	124
Depreciation and amortization	62	59	182	172
Taxes other than income taxes	19	19	57	54
Total operating expenses	386	345	1,079	999
Operating income	64	67	194	177
Other income and (deductions)
Interest expense, net	(18)	(16)	(53)	(48)
Other, net	5	3	12	9
Total other income and (deductions)	(13)	(13)	(41)	(39)
Income before income taxes	51	54	153	138
Income taxes	8	2	25	8
Net income	$43	$52	$128	$130
Comprehensive income	$43	$52	$128	$130
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$128	$130
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	182	172
Deferred income taxes and amortization of investment tax credits	4	9
Other non-cash operating activities	11	22
Changes in assets and liabilities:
Accounts receivable	9	(3)
Receivables from and payables to affiliates, net	3	(8)
Inventories	2	(11)
Accounts payable and accrued expenses	(1)	—
Collateral (paid) received, net	(120)	114
Income taxes	15	4
Regulatory assets and liabilities, net	33	(23)
Pension and non-pension postretirement benefit contributions	—	(1)
Other assets and liabilities	8	23
Net cash flows provided by operating activities	274	428
Cash flows from investing activities
Capital expenditures	(416)	(294)
Changes in PHI intercompany money pool	(10)	(25)
Other investing activities	—	2
Net cash flows used in investing activities	(426)	(317)
Cash flows from financing activities
Changes in short-term borrowings	(115)	(149)
Issuance of long-term debt	125	125
Dividends paid on common stock	(97)	(95)
Contributions from parent	99	147
Other financing activities	(6)	(4)
Net cash flows provided by financing activities	6	24
(Decrease) increase in cash, restricted cash, and cash equivalents	(146)	135
Cash, restricted cash, and cash equivalents at beginning of period	152	71
Cash, restricted cash, and cash equivalents at end of period	$6	$206

Supplemental cash flow information
Increase in capital expenditures not paid	$—	$2

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$5	$31
Restricted cash and cash equivalents	1	121
Accounts receivable
Customer accounts receivable	179	204
Customer allowance for credit losses	(23)	(21)
Customer accounts receivable, net	156	183
Other accounts receivable	59	52
Other allowance for credit losses	(9)	(7)
Other accounts receivable, net	50	45
Receivable from PHI intercompany pool	10	—
Inventories, net
Fossil fuel	9	18
Materials and supplies	65	58
Prepaid utility taxes	30	23
Regulatory assets	55	80
Other	9	14
Total current assets	390	573
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,893 and $1,772 as of September 30, 2023 and December 31, 2022, respectively)	5,079	4,820
Deferred debits and other assets
Regulatory assets	210	202
Prepaid pension asset	140	153
Other	51	54
Total deferred debits and other assets	401	409
Total assets	$5,870	$5,802
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$115
Long-term debt due within one year	584	584
Accounts payable	161	172
Accrued expenses	63	41
Payables to affiliates	25	22
Customer deposits	31	29
Regulatory liabilities	55	44
Other	21	136
Total current liabilities	940	1,143
Long-term debt	1,476	1,354
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	896	869
Regulatory liabilities	368	380
Asset retirement obligations	12	13
Non-pension postretirement benefits obligations	9	9
Other	89	84
Total deferred credits and other liabilities	1,374	1,355
Total liabilities	3,790	3,852
Commitments and contingencies
Shareholder's equity
Common stock	1,455	1,356
Retained earnings	625	594
Total shareholder's equity	2,080	1,950
Total liabilities and shareholder's equity	$5,870	$5,802
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$1,356	$594	$1,950
Net income	—	60	60
Common stock dividends	—	(42)	(42)
Contributions from parent	99	—	99
Balance at March 31, 2023	$1,455	$612	$2,067
Net income	—	25	25
Common stock dividends	—	(18)	(18)
Balance at June 30, 2023	$1,455	$619	$2,074
Net income	—	43	43
Common stock dividends	—	(37)	(37)
Balance at September 30, 2023	$1,455	$625	$2,080

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$1,209	$568	$1,777
Net income	—	56	56
Common stock dividends	—	(41)	(41)
Contributions from parent	144	—	144
Balance at March 31, 2022	$1,353	$583	$1,936
Net income	—	21	21
Common stock dividends	—	(15)	(15)
Balance at June 30, 2022	$1,353	$589	$1,942
Net income	—	52	52
Common stock dividends	—	(39)	(39)
Contributions from parent	3	—	3
Balance, September 30, 2022	$1,356	$602	$1,958

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating revenues
Electric operating revenues	$497	$465	$1,150	$1,132
Revenues from alternative revenue programs	5	(3)	21	(14)
Operating revenues from affiliates	—	—	1	2
Total operating revenues	502	462	1,172	1,120
Operating expenses
Purchased power	221	197	493	495
Purchased power from affiliate	—	—	—	2
Operating and maintenance	56	47	147	145
Operating and maintenance from affiliates	38	33	112	106
Depreciation and amortization	77	74	212	192
Taxes other than income taxes	2	2	7	7
Total operating expenses	394	353	971	947
Operating income	108	109	201	173
Other income and (deductions)
Interest expense, net	(19)	(17)	(52)	(49)
Other, net	5	3	13	9
Total other income and (deductions)	(14)	(14)	(39)	(40)
Income before income taxes	94	95	162	133
Income taxes	23	1	40	2
Net income	$71	$94	$122	$131
Comprehensive income	$71	$94	$122	$131
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income	$122	$131
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	212	192
Deferred income taxes and amortization of investment tax credits	24	2
Other non-cash operating activities	(2)	36
Changes in assets and liabilities:
Accounts receivable	(85)	(53)
Receivables from and payables to affiliates, net	(6)	(10)
Inventories	(11)	(6)
Accounts payable and accrued expenses	(4)	(10)
Collateral (paid) received, net	(45)	70
Income taxes	6	7
Regulatory assets and liabilities, net	(28)	(6)
Pension and non-pension postretirement benefit contributions	(1)	(7)
Other assets and liabilities	(80)	(54)
Net cash flows provided by operating activities	102	292
Cash flows from investing activities
Capital expenditures	(376)	(284)
Other investing activities	—	1
Net cash flows used in investing activities	(376)	(283)
Cash flows from financing activities
Changes in short-term borrowings	173	(144)
Issuance of long-term debt	75	175
Changes in PHI intercompany money pool	17	—
Dividends paid on common stock	(111)	(128)
Contributions from parent	65	175
Other financing activities	(3)	(4)
Net cash flows provided by financing activities	216	74
(Decrease) increase in cash and cash equivalents	(58)	83
Cash and cash equivalents at beginning of period	72	29
Cash and cash equivalents at end of period	$14	$112

Supplemental cash flow information
Decrease in capital expenditures not paid	$(56)	$(12)
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$14	$72
Accounts receivable
Customer accounts receivable	235	179
Customer allowance for credit losses	(39)	(41)
Customer accounts receivable, net	196	138
Other accounts receivable	84	70
Other allowance for credit losses	(13)	(14)
Other accounts receivable, net	71	56
Receivables from affiliates	3	1
Inventories, net	54	43
Prepaid utility taxes	15	—
Regulatory assets	113	130
Other	5	3
Total current assets	471	443
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,651 and $1,551 as of September 30, 2023 and December 31, 2022, respectively)	4,155	3,990
Deferred debits and other assets
Regulatory assets	490	494
Prepaid pension asset	7	18
Other	32	34
Total deferred debits and other assets	529	546
Total assets	$5,155	$4,979
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$173	$—
Long-term debt due within one year	153	3
Accounts payable	149	206
Accrued expenses	51	47
Payables to affiliates	22	26
Borrowings from PHI intercompany money pool	17	—
Customer deposits	23	21
Regulatory liabilities	9	26
PPA termination obligation	61	87
Other	15	58
Total current liabilities	673	474
Long-term debt	1,680	1,754
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	766	734
Regulatory liabilities	144	156
Non-pension postretirement benefit obligations	6	8
Other	57	100
Total deferred credits and other liabilities	973	998
Total liabilities	3,326	3,226
Commitments and contingencies
Shareholder's equity
Common stock	1,830	1,765
Retained deficit	(1)	(12)
Total shareholder's equity	1,829	1,753
Total liabilities and shareholder's equity	$5,155	$4,979

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$1,765	$(12)	$1,753
Net income	—	33	33
Common stock dividends	—	(21)	(21)
Contributions from parent	63	—	63
Balance at March 31, 2023	$1,828	$—	$1,828
Net income	—	18	18
Common stock dividends	—	(15)	(15)
Balance at June 30, 2023	$1,828	$3	$1,831
Net income	—	71	71
Common stock dividends	—	(75)	(75)
Contributions from parent	2	—	2
Balance at September 30, 2023	$1,830	$(1)	$1,829

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Retained Deficit	Total Shareholder's Equity
Balance at December 31, 2021	$1,590	$(15)	$1,575
Net income	—	26	26
Common stock dividends	—	(19)	(19)
Contributions from parent	173	—	173
Balance at March 31, 2022	$1,763	$(8)	$1,755
Net income	—	11	11
Common stock dividends	—	(19)	(19)
Balance at June 30, 2022	$1,763	$(16)	$1,747
Net income	—	94	94
Common stock dividends	—	(90)	(90)
Contributions from parent	2	—	2
Balance, September 30, 2022	$1,765	$(12)	$1,753

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
The accompanying consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited but, in the opinion of each Registrant's management, the Registrants include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2022 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2023. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
The separation of Constellation, including Generation and its subsidiaries, met the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Comprehensive income, shareholders' equity, and cash flows related to Constellation have not been segregated and are included in the Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows, respectively, for the nine months ended September 30, 2022. See Note 2 — Discontinued Operations for additional information.
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
•Transition Services Agreement (TSA) – governs the terms and conditions of the services that Exelon provides to Constellation and Constellation provides to Exelon for an expected period of two years, provided that certain services may be longer than the term and services may be extended with approval from both parties. The services include specified accounting, finance, information technology, human resources, employee benefits and other services that have historically been provided on a centralized basis by BSC. For the three and nine months ended September 30, 2023, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $33 million and $127 million recorded in Other income, net and $4 million and $13 million recorded in Operating and maintenance expense, respectively. For the three months ended September 30, 2022, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $68 million recorded in Other income, net and $12 million recorded in Operating and maintenance expense, respectively. Additionally, for the period from February 1, 2022 to September 30, 2022, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $193 million recorded in Other income, net and $32 million recorded in Operating and maintenance expense, respectively.

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
There were no results from discontinued operations for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022. The following table presents the results of Constellation that have been reclassified from continuing operations and included in discontinued operations within Exelon’s Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2022.
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

Note 2 — Discontinued Operations

Nine Months Ended September 30,
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
__________
(a)Includes transaction and transition costs related to the separation of $52 million for the nine months ended September 30, 2022.
There were no assets or liabilities of discontinued operations included in Exelon's Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022. Constellation had net assets of $11,573 million that separated on February 1, 2022 that resulted in a reduction to Exelon's equity during the year ended December 31, 2022. Refer to the Distribution of Constellation line in Exelon's Consolidated Statement of Changes in Shareholders' Equity for further information.
There were no discontinued operations included within Exelon’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2023. The following table presents selected financial information regarding cash flows of the discontinued operations that are included within Exelon’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Discontinued Operations

Nine Months Ended September 30,
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
__________
(a)ComEd's 2023 approved revenue requirement above reflects an increase of $144 million for the initial year revenue requirement for 2023 and an increase of $55 million related to the annual reconciliation for 2021. The revenue requirement for 2023 provides for a weighted average debt and equity return on distribution rate base of 5.94%, inclusive of an allowed ROE of 7.85%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. The reconciliation revenue requirement for 2021 provides for a weighted average debt and equity return on distribution rate base of 5.91%, inclusive of an allowed ROE of 7.78%, reflecting the monthly yields on 30-year treasury bonds plus 580 basis points less a performance metrics penalty of 7 basis points. This is ComEd's last performance-based electric distribution formula rate established under EIMA. See discussion of CEJA below for details on the transition away from the electric distribution formula rate.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois(a)	January 17, 2023	Electric	$1,487	10.50% to 10.65%	Fourth quarter of 2023
ComEd - Illinois(b)	April 21, 2023	Electric	247	8.91%	Fourth quarter of 2023
BGE - Maryland(c)	February 17, 2023	Electric	313	10.40%	Fourth quarter of 2023
		Natural Gas	289	10.40%
Pepco - District of Columbia(d)	April 13, 2023	Electric	191	10.50%	Second quarter of 2024
Pepco - Maryland(e)	May 16, 2023	Electric	214	10.50%	Second quarter of 2024
DPL - Delaware(f)	December 15, 2022 (amended September 29, 2023)	Electric	39	10.50%	Second quarter of 2024
ACE - New Jersey(g)	February 15, 2023 (amended August 21, 2023)	Electric	92	10.50%	Fourth quarter of 2023
__________
(a)On September 27, 2023, ComEd filed its reply brief supporting its proposed multi-year rate and grid plans, as adjusted or modified by ComEd as of the evidentiary hearing on August 22, 2023. The rate plan covers the period from January 1, 2024 to December 31, 2027 and includes total requested revenue requirement increases of $968 million effective January 1, 2024, $181 million effective January 1, 2025, $163 million effective January 1, 2026, and $175 million effective January 1, 2027, based on forecasted revenue requirements. If approved, the revenue requirement will provide for a weighted average debt and equity return on distribution rate base of 7.40% in 2024, 7.47% in 2025, 7.58% in 2026, and 7.65% in 2027, inclusive of an allowed ROE of 10.50% in 2024, 10.55% in 2025, 10.60% in 2026, and 10.65% in 2027. The requested revenue requirements are based on capital structures that reflect between 50.58% and 51.19% common equity. ComEd’s MRP also includes a proposed three-tranche rate phase-in to defer approximately $339 million, of the $968 million year-over-year revenue increase for 2024 from 2024 to 2026, approximately $52 million, of the $520 million year-over-year revenue increase for 2025 from 2025 to 2027, and approximately $75 million of the $215 million year-over-year revenue increase for 2026 from 2026 to 2028.
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
(c)Reflects a three-year cumulative multi-year plan for January 1, 2024 through December 31, 2026 submitted to the MDPSC. Inclusive of the proposed acceleration of remaining electric tax benefits in 2024 and 2025, and remaining gas tax benefits in 2024, BGE requested total electric revenue requirement increases of $85 million, $103 million, and $125 million in 2024, 2025, and 2026, respectively, and natural gas revenue requirement increases of $158 million, $77 million, and $54 million in 2024, 2025, and 2026, respectively. Requested revenue requirement increases will be used to recover capital investments designed to increase the resilience of the electric and gas distribution systems and support Maryland’s climate and regulatory initiatives. The 2021 and 2022 reconciliation amounts are not included in the requested revenue requirement increase, as BGE is proposing that these amounts be recovered through the separate electric and gas riders in 2024. The 2021 reconciliation amounts are $11 million and $7 million for electric and gas, respectively, and the 2022 reconciliation amounts are $44 million and $15 million for electric and gas, respectively. The requested electric revenue requirement includes approximately $25 million for a Customer Electrification Plan that the MDPSC struck from BGE's case in August 2023.
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
(e)Reflects a three-year cumulative multi-year plan for April 1, 2024 through March 31, 2027 submitted to the MDPSC. Pepco requested total electric revenue requirement increases of $74 million, $60 million and $60 million effective April 1,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
2024, April 1, 2025, and April 1, 2026, respectively. The plan contains a proposed nine-month extension period with a requested revenue requirement increase of $20 million effective April 1, 2027 through December 31, 2027. Requested revenue requirement increases will be used to recover capital investments designed to advance system-readiness and support Maryland's climate and clean energy goals. On August 7, 2023, the MDPSC issued an order approving a settlement agreement which allows Pepco to establish a revenue deferral mechanism to recover its full Commission-authorized year 1 increase between July 1, 2024 through March 31, 2025 and extend the procedural schedule to address intervenor resource constraints.
(f)The rates went into effect on July 15, 2023, subject to refund.
(g)Requested increases are before New Jersey sales and use tax. ACE’s procedural schedule was suspended on September 6, 2023. On October 21, 2023, ACE filed a stipulation of settlement with the NJBPU. Subsequently, on October 24, 2023, the administrative law judge presiding over the case recommended the settlement with all parties be approved. ACE is awaiting final approval of the settlement from the NJBPU and it is expected during the fourth quarter of 2023.
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
On February 3, 2022, the ICC approved a tariff that establishes the process under which ComEd will reconcile its 2022 and 2023 rate year revenue requirements with actual costs. Those reconciliation amounts will be determined using the same process as were used for prior reconciliations under the performance-based electric distribution formula rate. Using that process, for the rate years 2022 and 2023 ComEd will ultimately collect revenues from customers reflecting each year’s actual recoverable costs, year-end rate base, and a weighted average debt and equity return on distribution rate base, with the ROE component based on the annual average of the monthly yields of the 30-year U.S. Treasury bonds plus 580 basis points. In April 2023, ComEd filed its first petition with the ICC to reconcile its 2022 actual costs with the approved revenue requirement that was in effect in 2022; the final order is expected by December 2023, for rates beginning January 2024. The rate year 2023 reconciliation will be filed in 2024.
Beginning in 2024, ComEd will recover from retail customers, subject to certain exceptions, the costs it incurs to provide electric delivery services either through its electric distribution rate or other recovery mechanisms authorized by CEJA. On January 17, 2023, ComEd filed a petition with the ICC seeking approval of a MRP for 2024-2027. The MRP supports a multi-year grid plan (Grid Plan), also filed on January 17, covering planned investments on the electric distribution system within ComEd’s service area through 2027. Costs incurred during each year of the MRP are subject to ICC review and the plan’s revenue requirement for each year will be reconciled with the actual costs that the ICC determines are prudently and reasonably incurred for that year. The reconciliation is subject to adjustment for certain costs, including a limitation on recovery of costs that are more than 105% of certain costs in the previously approved MRP revenue requirement, absent a modification of the rate plan itself. Thus, for example, the rate adjustments necessary to reconcile 2024 revenues to ComEd’s actual 2024 costs incurred would take effect in January 2026 after the ICC’s review during 2025. On May 22, 2023, direct testimony was filed by ICC staff and more than a dozen intervenors and intervenor groups. The testimonies addressed a wide variety of topics, including rate of return on equity, capital structure, grid planning, various distribution grid and information technology investments, and affordability and customer service. ComEd filed rebuttal testimony in June, which provided, among other things, defense of ComEd’s planned 2024-2027 capital investment and proposed cost of equity. ComEd also made voluntary adjustments and, per the ICC’s final beneficial electrification order requiring ComEd to recover beneficial electrification costs through the MRP, increased its total revenue requirement request from $1.472 billion to $1.545 billion. On July 27, 2023, ICC staff and intervenors filed rebuttal testimony, which showed little to no movement on the key issues, including ROE and large capital projects. On August 14, 2023, ComEd filed surrebuttal testimony. On August 22, 2023, evidentiary hearings were held, during which testimony and other evidence was admitted and the evidentiary phase of the hearing process was closed. ComEd filed its reply brief on September 27, 2023, to adjust its total requested revenue requirement increase to $1.487 billion. On October 23, 2023 the administrative law judges (ALJs) issued a proposed order in ComEd's MRP proceeding recommending a $317 million reduction to ComEd's requested revenue requirement increase of $1.487 billion. Significant differences between the ALJ’s proposed order and ComEd’s final position relate to the proposed return on equity and the disallowance of any return on ComEd’s pension asset. The ALJs proposed order is not final, and briefs on exception will be filed in November 2023. The Commission may also hear oral arguments prior to making its final decision. The ICC must issue its decision on both the MRP and Grid Plan by mid-December 2023, for rates to begin with the January 2024 billing cycle.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
In January 2022, ComEd filed a request with the ICC proposing performance metrics that would be used in determining ROE incentives and penalties in the event ComEd filed a MRP in January 2023. On September 27, 2022, the ICC issued a final order approving seven performance metrics that provide symmetrical performance adjustments of 32 total basis points to ComEd’s rate of return on common equity based on the extent to which ComEd achieves the annual performance goals. On November 10, 2022, the ICC granted ComEd's application for rehearing, in part. On April 5, 2023, the ICC issued its final order on rehearing for the performance and tracking metrics proceeding, in which the ICC declined to adopt ComEd’s proposed modifications to the reliability and peak load reduction performance metrics. Efforts are underway to implement the performance metrics, which take effect on January 1, 2024. ComEd will make its initial filing in 2025 to assess performance achieved under the metrics in 2024, and to determine any ROE adjustment, which would take effect in 2026.
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear-powered generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. In the June 2022 billing period, ComEd began issuing credits to its retail customers under its new CMC rider. A regulatory asset is recorded for the difference between customer credits issued and the credit to be received from the participating nuclear-powered generating facilities. The balance as of September 30, 2023 is $862 million.
Under CEJA, the costs of procuring CMCs, including carrying costs, are recovered through a rider, the Rider Carbon-Free Resource Adjustment (Rider CFRA). As originally approved by the ICC, Rider CFRA provides for an annual reconciliation and true-up to actual costs incurred or credits received by ComEd to purchase CMCs, with any difference to be credited to or collected from ComEd’s retail customers in subsequent periods. The difference between the net payments to (or receivables from) ComEd ratepayers and the credits received by ComEd to purchase CMCs is recorded to Purchased Power expense with an offset to the regulatory asset (or regulatory liability). On December 21, 2022, ComEd filed an amendment to Rider CFRA proposing that it recover costs or provide credits faster than the tariff allows, implement monthly reconciliations, and allow ComEd to adjust Rider CFRA rates based not only on anticipated differences but also past payments or credits, and implement monthly reconciliations beginning the June 2023 delivery period. The ICC approved the proposal on January 19, 2023. In addition, on March 24, 2023, ComEd submitted revisions to Rider CFRA which clarified the methodology for calculating interest to be included in the annual reconciliation associated with the June 2022 through May 2023 delivery year. The ICC approved the proposal on April 20, 2023.
Beneficial Electrification Plan
On March 23, 2023, the ICC issued its final order approving the beneficial electrification plan for ComEd. The ICC rejected ComEd’s request to treat a large portion of beneficial electrification costs as a regulatory asset and ordered ComEd to seek cost recovery through the multi-year rate plan filing for 2024 and 2025, and the final formula rate reconciliation docket for 2023, rather than through a separate charge. The order also authorized an overall annual budget of $77 million per year for the three year plan period (2023 through 2025), with flexibility to roll forward unused funds to future years within the same plan period. On April 18, 2023, ComEd filed an application for rehearing in the beneficial electrification plan docket. The Chicago Transit Authority and City of Chicago, jointly, and the Office of the Illinois Attorney General (ILAG) also filed applications for rehearing. On April 27, 2023, ICC staff filed a motion for clarification, seeking clarification from the ICC on the precise budget described in the final order. On May 8, 2023, the ICC denied all applications for rehearing, and entered an amendatory order regarding the annual beneficial electrification plan budgets. ComEd has been directed to use good faith efforts to spend $77 million annually. ComEd subsequently filed its compliance filing in May 2023, detailing project related spending, clarifying the procedure that will be used to seek stakeholder feedback related to beneficial electrification pilot programs, and including the timeline for tariff changes required to implement the programs. ComEd and the ILAG both filed appeals of the ICC’s interim order that addressed the permissible scope of utility beneficial electrification programs outside of transportation and the rate impact cap. The ILAG also filed an appeal seeking reversal of portions of the ICC’s final decision. The final order partly mooted

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
ComEd’s appeal of the interim order and ComEd has decided not to pursue the other issues. As such, ComEd recently moved to voluntarily dismiss its appeal and the appellate court granted that request. The ILAG consolidated their appeals. Any ruling on the appeals, even a negative ruling removing programs from the BE Plan or lowering the overall budget of the BE Plan, will only impact forward-looking costs.
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
As of September 30, 2023, the $71 million liability for the contract termination fee consists of $61 million and $10 million included in Other current liabilities and Other deferred credits and other liabilities, respectively, in Exelon's Consolidated Balance Sheet. The current and noncurrent liabilities are included in PPA termination obligation and Other deferred credits and other liabilities, respectively, in PHI's and ACE's Consolidated Balance Sheets. For the nine months ended September 30, 2023 and 2022, ACE has respectively paid $65 million and $45 million of the liability, which is recorded in Changes in Other assets and liabilities in Exelon's, PHI's, and ACE's Consolidated Statements of Cash Flows.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
Other Federal Regulatory Matters
FERC Audit (Exelon and ComEd). The Utility Registrants are subject to periodic audits by FERC. FERC’s Division of Audits and Accounting initiated a nonpublic audit of ComEd in April 2021 evaluating ComEd’s compliance with (1) approved terms, rates, and conditions of its federally regulated service; (2) accounting requirements of the Uniform System of Accounts; (3) reporting requirements of the FERC Form 1; and (4) the requirements for record retention. The audit period extends back to January 1, 2017. During the first quarter of 2023, ComEd was provided with information from FERC about several potential findings, including ComEd's methodology regarding the allocation of certain overhead costs to capital under FERC regulations. Based on the preliminary findings and discussions with FERC staff, ComEd determined that a loss was probable and recorded a regulatory liability to reflect its best estimate of that loss as of March 31, 2023.
On July 27, 2023, FERC issued a final audit report which included, among other things, findings and recommendations related to ComEd's methodology regarding the allocation of certain overhead costs to capitalized construction costs under FERC regulations. On August 28, 2023, ComEd filed a formal notice of the issues it will contest. The final outcome and resolution of any contested audit issues as well as a reasonable estimate of potential future losses cannot be accurately estimated at this stage; however, the final resolution of these matters could result in recognition of future losses, above the amounts currently accrued, that could be material to the Exelon and ComEd financial statements.
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2022, unless noted below. See Note 3 — Regulatory Matters of the 2022 Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets increased $733 million primarily due to increases of $392 million in the Electric distribution formula rate annual reconciliations regulatory asset, $171 million in the Energy efficiency costs, and $97 million in the ZEC regulatory asset.
PECO. Regulatory assets increased $150 million primarily due to an increase of $118 million in the Deferred income taxes regulatory asset. Regulatory liabilities increased $6 million primarily due to increases of $49 million in the Electric energy and natural gas costs regulatory liability, offset by a decrease of $31 million in the Decommissioning the regulatory agreement units regulatory liability.
BGE. Regulatory assets increased $114 million primarily due to an increase of $38 million and $35 million in the Removal costs and Under-recovered revenue decoupling regulatory assets, respectively.
Pepco. Regulatory assets decreased $63 million primarily due to a decrease of $35 million in the Electric energy and natural gas costs regulatory asset. Regulatory liabilities decreased $43 million primarily due to a decrease of $52 million in the Deferred income taxes regulatory liability.
DPL. Regulatory assets decreased $17 million primarily due to a decrease of $26 million in the Electric energy and natural gas costs regulatory asset. Regulatory liabilities decreased $1 million primarily due to a decrease of $23 million in the Deferred income taxes regulatory liability, partially offset by an increase of $13 million in the Electric energy and natural gas costs regulatory liability.
ACE. Regulatory assets decreased $21 million primarily due to a decrease of $65 million in the Electric energy and natural gas costs regulatory asset as a result of the PPA termination. Regulatory liabilities decreased $29 million primarily due to a decrease of $9 million in both the Stranded costs regulatory liability and Over-recovered revenue decoupling regulatory liability.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at September 30, 2023 and December 31, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE(b)
September 30, 2023	$81	$25	$21	$35	$27	$1	$7
December 31, 2022	57	8	28	21	18	2	1
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
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three and nine months ended September 30, 2023 and 2022. At September 30, 2023 and December 31, 2022, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE(a)
Balance at December 31, 2022	$101	$101	$81	$10	$10
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2023	100	100	80	10	10
Revenues recognized	(2)	(2)	(2)	—	—
Balance at June 30, 2023	$98	$98	$78	$10	$10
Revenues recognized	(2)	(2)	(1)	—	(1)
Balance as of September 30, 2023	$96	$96	$77	$10	$9

	Exelon(a)	PHI(a)	Pepco(a)	DPL(a)	ACE(a)
Balance at December 31, 2021	$109	$109	$87	$11	$11
Revenues recognized	(2)	(2)	(2)	—	—
Balance at March 31, 2022	107	107	85	11	11
Revenues recognized	(2)	(2)	(1)	—	(1)
Balance at June 30, 2022	$105	$105	$84	$11	$10
Revenues recognized	(2)	(2)	(1)	(1)	—
Balance as of September 30, 2022	$103	$103	$83	$10	$10
__________

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers
(a)Revenues recognized in the three and nine months ended September 30, 2023 and 2022, were included in the contract liabilities at December 31, 2022 and 2021, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2023. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

Year	Exelon	PHI	Pepco	DPL	ACE
2023	$2	$2	$2	$—	$1
2024	6	6	5	—	—
2025	5	5	5	—	—
2026	5	5	5	—	—
2027 and thereafter	78	78	60	10	8
Total	$96	$96	$77	$10	$9
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 is as follows:
Three Months Ended September 30, 2023 and 2022

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2023
Electric revenues	$2,268	$970	$836	$1,747	$—	$(28)	$5,793
Natural gas revenues	—	67	96	24	—	—	187
Shared service and other revenues	—	—	—	2	445	(447)	—
Total operating revenues	$2,268	$1,037	$932	$1,773	$445	$(475)	$5,980
2022
Electric revenues	$1,378	$941	$757	$1,557	$—	$(12)	$4,621
Natural gas revenues	—	73	113	38	—	—	224
Shared service and other revenues	—	—	—	3	381	(384)	—
Total operating revenues	$1,378	$1,014	$870	$1,598	$381	$(396)	$4,845
Intersegment revenues(c):
2023	$9	$2	$2	$2	$443	$(458)	$—
2022	6	3	3	3	378	(393)	—
Depreciation and amortization:
2023	$357	$100	$161	$257	$15	$—	$890
2022	333	92	148	238	14	—	825
Operating expenses:
2023	$1,738	$847	$835	$1,440	$475	$(478)	$4,857
2022	913	798	810	1,254	439	(380)	3,834
Interest expense, net:
2023	$119	$52	$47	$80	$139	$—	$437
2022	104	45	39	72	105	—	365
Income (loss) from continuing operations before income taxes:
2023	$427	$149	$56	$281	$(130)	$(16)	$767
2022	375	179	26	291	(103)	—	768
Income Taxes:
2023	$94	$3	$11	$49	$(90)	$—	$67
2022	84	44	(7)	2	(31)	—	92
Net income (loss) from continuing operations:
2023	$333	$146	$45	$232	$(41)	$(15)	$700
2022	291	135	33	289	(71)	(1)	676
Capital Expenditures:
2023	$664	$361	$330	$488	$12	$—	$1,855
2022	593	333	340	398	8	—	1,672
__________
(a)Other primarily includes Exelon’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in Taxes other than income taxes in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 15 — Supplemental Financial Information for additional information on total utility taxes.
(c)See Note 16 — Related Party Transactions for additional information on intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2023
Electric revenues	$822	$426	$502	$—	$(3)	$1,747
Natural gas revenues	—	24	—	—	—	24
Shared service and other revenues	—	—	—	103	(101)	2
Total operating revenues	$822	$450	$502	$103	$(104)	$1,773
2022
Electric revenues	$724	$374	$462	$—	$(3)	$1,557
Natural gas revenues	—	38	—	—	—	38
Shared service and other revenues	—	—	—	94	(91)	3
Total operating revenues	$724	$412	$462	$94	$(94)	$1,598
Intersegment revenues(c):
2023	$1	$2	$—	$103	$(104)	$2
2022	2	1	—	94	(94)	3
Depreciation and amortization:
2023	$112	$62	$77	$6	$—	$257
2022	99	59	74	6	—	238
Operating expenses:
2023	$658	$386	$394	$105	$(103)	$1,440
2022	555	345	353	96	(95)	1,254
Interest expense, net:
2023	$41	$18	$19	$3	$(1)	$80
2022	37	16	17	1	1	72
Income (loss) before income taxes:
2023	$141	$51	$94	$(4)	$(1)	$281
2022	146	54	95	(4)	—	291
Income Taxes:
2023	$21	$8	$23	$(3)	$—	$49
2022	1	2	1	(2)	—	2
Net income (loss):
2023	$120	$43	$71	$(2)	$—	$232
2022	145	52	94	(2)	—	289
Capital Expenditures:
2023	$227	$158	$101	$2	$—	$488
2022	193	100	105	—	—	398
_________
(a)Other primarily includes PHI’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in Taxes other than income taxes in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 15 — Supplemental Financial Information for additional information on total utility taxes.
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

	Three Months Ended September 30, 2023
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$1,047	$654	$512	$959	$405	$255	$299
Small commercial & industrial	540	148	86	199	54	70	75
Large commercial & industrial	263	67	144	386	303	32	51
Public authorities & electric railroads	11	7	7	16	9	3	4
Other(a)	265	80	104	201	67	67	68
Total electric revenues(b)	$2,126	$956	$853	$1,761	$838	$427	$497
Natural gas revenues
Residential	$—	$43	$57	$12	$—	$12	$—
Small commercial & industrial	—	16	10	7	—	7	—
Large commercial & industrial	—	—	25	1	—	1	—
Transportation	—	7	—	3	—	3	—
Other(c)	—	1	4	1	—	1	—
Total natural gas revenues(d)	$—	$67	$96	$24	$—	$24	$—
Total revenues from contracts with customers	$2,126	$1,023	$949	$1,785	$838	$451	$497
Other revenues
Revenues from alternative revenue programs	$135	$11	$(22)	$(15)	$(18)	$(2)	$5
Other electric revenues(e)	7	3	4	3	2	1	—
Other natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$142	$14	$(17)	$(12)	$(16)	$(1)	$5
Total revenues for reportable segments	$2,268	$1,037	$932	$1,773	$822	$450	$502

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
(b)Includes operating revenues from affiliates in 2023 and 2022 respectively of:
•$9 million, $6 million at ComEd
•$2 million, $3 million at PECO
•$1 million, $2 million at BGE
•$2 million, $3 million at PHI
•$1 million, $2 million at Pepco
•$2 million, $1 million at DPL
•less than $1 million, less than $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2023 and 2022 of:
•less than $1 million at PECO
•$1 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
Nine Months Ended September 30, 2023 and 2022

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2023
Electric revenues	$5,836	$2,484	$2,322	$4,459	$—	$(45)	$15,056
Natural gas revenues	—	493	664	150	—	(3)	1,304
Shared service and other revenues	—	—	—	6	1,316	(1,322)	—
Total operating revenues	$5,836	$2,977	$2,986	$4,615	$1,316	$(1,370)	$16,360
2022
Electric revenues	$4,536	$2,390	$2,122	$4,058	$—	$(24)	$13,082
Natural gas revenues	—	487	688	157	—	(2)	1,330
Shared service and other revenues	—	—	—	8	1,342	(1,350)	—
Total operating revenues	$4,536	$2,877	$2,810	$4,223	$1,342	$(1,376)	$14,412
Intersegment revenues(c):
2023	$14	$6	$6	$7	$1,310	$(1,343)	$—
2022	14	5	13	9	1,342	(1,377)	6
Depreciation and amortization:
2023	$1,045	$297	$487	$741	$46	$—	$2,616
2022	982	277	470	697	46	—	2,472
Operating expenses:
2023	$4,472	$2,436	$2,503	$3,864	$1,521	$(1,367)	$13,429
2022	3,357	2,230	2,446	3,535	1,524	(1,288)	11,804
Interest expense, net:
2023	$357	$149	$135	$238	$402	$(4)	$1,277
2022	308	129	110	216	300	—	1,063
Income (loss) from continuing operations before income taxes:
2023	$1,057	$418	$362	$593	$(424)	$(21)	$1,985
2022	909	541	270	528	(228)	(42)	1,978
Income taxes:
2023	$235	$8	$76	$103	$(149)	$1	$274
2022	203	67	3	10	82	(9)	356
Net income (loss) from continuing operations:
2023	$822	$410	$286	$490	$(275)	$(22)	$1,711
2022	706	474	267	518	(310)	(33)	1,622
Capital expenditures:
2023	$1,926	$1,068	$986	$1,510	$50	$—	$5,540
2022	1,801	991	918	1,174	68	—	4,952
Total assets:
September 30, 2023	$42,042	$15,259	$13,649	$26,656	$5,825	$(4,172)	$99,259
December 31, 2022	39,661	14,502	13,350	26,082	6,014	(4,260)	95,349
__________
(a)Other primarily includes Exelon’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in Taxes other than income taxes in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 15 — Supplemental Financial Information for additional information on total utility taxes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
(c)See Note 16 — Related Party Transactions for additional information on intersegment revenues.
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2023
Electric revenues	$2,174	$1,123	$1,172	$1	$(11)	$4,459
Natural gas revenues	—	150	—	—	—	150
Shared service and other revenues	—	—	—	309	(303)	6
Total operating revenues	$2,174	$1,273	$1,172	$310	$(314)	$4,615
2022
Electric revenues	$1,919	$1,019	$1,120	$—	$—	$4,058
Natural gas revenues	—	157	—	—	—	157
Shared service and other revenues	—	—	—	298	(290)	8
Total operating revenues	$1,919	$1,176	$1,120	$298	$(290)	$4,223
Intersegment revenues(c):
2023	$5	$5	$1	$309	$(313)	$7
2022	4	5	2	288	(290)	9
Depreciation and amortization:
2023	$329	$182	$212	$18	$—	$741
2022	312	172	192	21	—	697
Operating expenses:
2023	$1,810	$1,079	$971	$318	$(314)	$3,864
2022	1,588	999	947	291	(290)	3,535
Interest expense, net:
2023	$122	$53	$52	$9	$2	$238
2022	111	48	49	7	1	216
Income (loss) before income taxes:
2023	$292	$153	$162	$(14)	$—	$593
2022	259	138	133	(2)	—	528
Income taxes:
2023	$43	$25	$40	$(5)	$—	$103
2022	(2)	8	2	2	—	10
Net income (loss):
2023	$249	$128	$122	$(9)	$—	$490
2022	261	130	131	(4)	—	518
Capital expenditures:
2023	$710	$416	$376	$8	$—	$1,510
2022	595	294	284	1	—	1,174
Total assets:
September 30, 2023	$11,061	$5,870	$5,155	$4,644	$(74)	$26,656
December 31, 2022	10,657	5,802	4,979	4,677	(33)	26,082
__________
(a)Other primarily includes PHI’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in Taxes other than income taxes in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 15 — Supplemental Financial Information for additional information on total utility taxes.
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

	Nine Months Ended September 30, 2023
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$2,744	$1,617	$1,308	$2,181	$954	$626	$601
Small commercial & industrial	1,363	415	253	503	134	189	180
Large commercial & industrial	553	196	412	1,099	838	98	163
Public authorities & electric railroads	33	23	22	49	25	11	13
Other(a)	716	219	303	563	187	186	194
Total electric revenues(b)	$5,409	$2,470	$2,298	$4,395	$2,138	$1,110	$1,151
Natural gas revenues
Residential	$—	$335	$406	$88	$—	$88	$—
Small commercial & industrial	—	123	66	40	—	40	—
Large commercial & industrial	—	1	124	3	—	3	—
Transportation	—	20	—	11	—	11	—
Other(c)	—	12	28	8	—	8	—
Total natural gas revenues(d)	$—	$491	$624	$150	$—	$150	$—
Total revenues from contracts with customers	$5,409	$2,961	$2,922	$4,545	$2,138	$1,260	$1,151
Other revenues
Revenues from alternative revenue programs	$405	$1	$47	$59	$28	$10	$21
Other electric revenues(e)	22	13	12	11	8	3	—
Other natural gas revenues(e)	—	2	5	—	—	—	—
Total other revenues	$427	$16	$64	$70	$36	$13	$21
Total revenues for reportable segments	$5,836	$2,977	$2,986	$4,615	$2,174	$1,273	$1,172

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
(b)Includes operating revenues from affiliates in 2023 and 2022 respectively of:
•$14 million, $14 million at ComEd
•$5 million, $5 million at PECO
•$4 million, $5 million at BGE
•$7 million, $9 million at PHI
•$5 million, $4 million at Pepco
•$5 million, $5 million at DPL
•$1 million, $2 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2023 and 2022 respectively of:
•$1 million, $1 million at PECO
•$2 million, $7 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
6. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended September 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2023	$323	$67	$101	$50	$105	$50	$21	$34
Plus: Current period provision for expected credit losses(a)	72	24	13	9	26	11	6	9
Less: Write-offs, net of recoveries(b)	54	15	19	7	13	5	4	4
Balance at September 30, 2023	$341	$76	$95	$52	$118	$56	$23	$39

	Three Months Ended September 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2022	$354	$81	$107	$57	$109	$42	$22	$45
Plus: Current period provision for expected credit losses	38	10	12	2	14	6	1	7
Less: Write-offs, net of recoveries	51	17	16	5	12	4	3	5
Balance at September 30, 2022	$341	$74	$103	$54	$111	$44	$20	$47

	Nine Months Ended September 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$327	$59	$105	$54	$109	$47	$21	$41
Plus: Current period provision for expected credit losses(c)(d)	144	45	32	23	44	24	10	10
Less: Write-offs, net(e)(f)(g)of recoveries(b)	130	28	42	25	35	15	8	12
Balance at September 30, 2023	$341	$76	$95	$52	$118	$56	$23	$39

	Nine Months Ended September 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2021	$320	$73	$105	$38	$104	$37	$18	$49
Plus: Current period provision for expected credit losses	141	31	33	30	47	23	8	16
Less: Write-offs, net of recoveries	120	30	35	14	40	16	6	18
Balance at September 30, 2022	$341	$74	$103	$54	$111	$44	$20	$47
__________
(a)For ComEd, BGE, PHI, Pepco, DPL and ACE, the change in current period provision for expected credit losses is primarily a result of increased receivable balances.
(b)Recoveries were not material to the Registrants.
(c)For ComEd and DPL, the change in current period provision for expected credit losses is primarily a result of increased receivable balances.
(d)For BGE and ACE, the change in current period provision for expected credit losses is primarily a result of changes in customer risk profile.
(e)For PECO and BGE, the change in write-offs is primarily a result of increased disconnection activities.
(f)For DPL, the change in write-offs is primarily attributable to unfavorable customer payment behavior.
(g)For ACE, the change in write-offs is primarily attributable to the termination of the moratorium in New Jersey, which beginning in March 2020, prevented customer disconnections for non-payment. Disconnection activities resumed in January 2022, driving the change in write-offs of aging accounts receivable for the nine months ended September 20, 2023.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable

The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended September 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2023	$87	$18	$8	$8	$53	$31	$9	$13
Plus: Current period provision (benefit) for expected credit losses	6	3	2	3	(2)	(2)	—	—
Less: Write-offs, net of recoveries(a)	5	1	2	2	—	—	—	—
Balance at September 30, 2023	$88	$20	$8	$9	$51	$29	$9	$13

	Three Months Ended September 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2022	$81	$18	$10	$11	$42	$20	$8	$14
Plus: Current period provision (benefit) for expected credit losses	8	2	2	2	2	2	(1)	1
Less: Write-offs, net of recoveries	5	2	1	1	1	—	—	1
Balance at September 30, 2022	$84	$18	$11	$12	$43	$22	$7	$14

	Nine Months Ended September 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$82	$17	$9	$10	$46	$25	$7	$14
Plus: Current period provision for expected credit losses	21	6	3	5	7	4	2	1
Less: Write-offs, net of recoveries(a)	15	3	4	6	2	—	—	2
Balance at September 30, 2023	$88	$20	$8	$9	$51	$29	$9	$13

	Nine Months Ended September 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2021	$72	$17	$7	$9	$39	$16	$8	$15
Plus: Current period provision (benefit) for expected credit losses	24	5	6	6	7	6	(1)	2
Less: Write-offs, net of recoveries	12	4	2	3	3	—	—	3
Balance at September 30, 2022	$84	$18	$11	$12	$43	$22	$7	$14
__________
(a)Recoveries were not material to the Registrants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable

Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets at September 30, 2023 and December 31, 2022.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2023	$740	$279	$135	$118	$208	$100	$44	$64
December 31, 2022	912	223	219	247	223	103	74	46
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

	Total receivables purchased
	Exelon		ComEd	PECO	BGE		PHI	Pepco	DPL	ACE
Nine months ended September 30, 2023	$3,124		$726	$843	$628		$927	$600	$174	$153
Nine months ended September 30, 2022	3,088	(a)	753	832	607	(a)	896	559	168	169
__________
(a)Includes $4 million of receivables purchased from Generation prior to the separation on February 1, 2022 for the nine months ended September 30, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
7. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended September 30, 2023(a)
	Exelon	ComEd	PECO(b)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit(c)	(2.7)	7.8	(1.2)	6.6	6.2	5.5	6.1	7.0
Plant basis differences	(4.4)	(0.4)	(15.6)	(0.2)	(1.5)	(2.4)	(0.9)	(0.5)
Excess deferred tax amortization	(6.4)	(5.3)	(2.4)	(5.4)	(8.0)	(9.2)	(10.0)	(3.1)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(1.2)	—	(2.0)	(0.5)	(0.6)	(0.4)	(0.3)
Other	1.8	0.2	0.2	(0.3)	0.3	0.6	—	0.5
Effective income tax rate	8.7%	22.0%	2.0%	19.6%	17.4%	14.9%	15.7%	24.5%

	Three Months Ended September 30, 2022(a)
	Exelon	ComEd	PECO(d)	BGE(d)	PHI(d)	Pepco(d)	DPL(d)	ACE(d)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	9.0	8.0	20.7	6.8	1.4	(2.7)	6.5	7.0
Plant basis differences	(5.3)	(0.4)	(14.2)	(2.6)	(1.7)	(2.3)	(0.8)	(1.0)
Excess deferred tax amortization	(11.6)	(5.6)	(3.2)	(47.3)	(19.3)	(14.6)	(21.7)	(25.5)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.2)	(0.1)	—	(0.2)	(0.2)
Tax credits	(0.6)	(0.4)	—	(1.9)	(0.9)	(0.8)	(1.3)	(0.7)
Other	(0.4)	(0.1)	0.3	(2.7)	0.3	0.1	0.2	0.5
Effective income tax rate	12.0%	22.4%	24.6%	(26.9)%	0.7%	0.7%	3.7%	1.1%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions.
(c)For Exelon, the lower state income taxes, net of federal income tax expense, is primarily due to the long-term marginal state income tax rate change of $54 million.
(d)For PECO, the higher effective tax rate is related to a one-time state income expense, net of federal income tax benefit, of $38 million attributable to the change in the Pennsylvania corporate income tax rate partially offset by plant basis differences attributable to tax repair deductions. For BGE, PHI, Pepco, DPL, and ACE, the lower effective tax rate is primarily related to the acceleration of certain income tax benefits due to distribution and transmission rate case settlements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes

	Nine Months Ended September 30, 2023(a)
	Exelon	ComEd	PECO(b)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit(c)	2.8	7.8	(1.3)	6.5	6.1	5.5	6.2	6.9
Plant basis differences	(4.3)	(0.4)	(15.5)	(0.5)	(1.6)	(2.5)	(1.0)	(0.5)
Excess deferred tax amortization	(6.6)	(5.5)	(2.4)	(5.4)	(7.7)	(9.2)	(9.4)	(2.6)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.7)	—	(0.7)	(0.6)	(0.7)	(0.4)	(0.3)
Other	1.5	0.1	0.1	0.2	0.3	0.6	—	0.3
Effective income tax rate	13.8%	22.2%	1.9%	21.0%	17.4%	14.7%	16.3%	24.7%

	Nine Months Ended September 30, 2022(a)
	Exelon	ComEd	PECO(d)	BGE(d)	PHI(d)	Pepco(d)	DPL(d)	ACE(d)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit(e)	9.5	7.9	6.6	2.8	2.0	(3.2)	6.5	6.9
Plant basis differences	(4.2)	(0.5)	(12.2)	(1.1)	(1.7)	(2.4)	(0.7)	(1.1)
Excess deferred tax amortization	(11.3)	(5.7)	(3.2)	(20.7)	(18.8)	(15.4)	(20.4)	(24.7)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits(f)	0.3	(0.3)	—	(0.7)	(0.7)	(0.6)	(0.7)	(0.6)
Other(g)	2.8	—	0.2	(0.1)	0.2	(0.2)	0.3	0.2
Effective income tax rate	18.0%	22.3%	12.4%	1.1%	1.9%	(0.8)%	5.8%	1.5%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions.
(c)For Exelon, the lower state income taxes, net of federal income tax expense, is primarily due to the long-term marginal state income tax rate change of $54 million.
(d)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions partially offset by higher state income taxes, net of federal income tax benefit, related to a one-time expense of $38 million attributable to the change in the Pennsylvania corporate income tax rate. For BGE, PHI, Pepco, DPL and ACE, the lower effective tax rate is primarily related to the acceleration of certain income tax benefits due to distribution and transmission rate case settlements.
(e)For Exelon, the higher state income taxes, net of federal income tax benefit, is primarily due to the long-term marginal state income tax rate change of approximately $67 million and the recognition of a valuation allowance of approximately $40 million against the net deferred tax asset position for certain standalone state filing jurisdictions, partially offset by a one-time impact associated with a state tax benefit of $43 million and indemnification adjustments pursuant to the Tax Matters Agreement of $4 million as a result of the separation. For PECO, the higher state income taxes, net of federal income tax benefit, related to a one-time expense of $38 million attributable to the change in the Pennsylvania corporate income tax rate.
(f)For Exelon, reflects the income tax expense related to the write-off of federal tax credits subject to recapture of approximately $15 million as a result of the separation.
(g)For Exelon, primarily reflects the nondeductible transaction costs of approximately $19 million arising as part of the separation and indemnification adjustments pursuant to the Tax Matters Agreement of $40 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
Unrecognized Tax Benefits
Exelon, PHI and ACE have the following unrecognized tax benefits at September 30, 2023 and December 31, 2022. ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	Exelon(a)	PHI	ACE
September 30, 2023	$138	$56	$16
December 31, 2022	148	59	17
__________
(a)At September 30, 2023 and December 31, 2022, Exelon reflected a receivable of $50 million in Other deferred debits and other assets in the Consolidated Balance Sheet for Constellation’s share of unrecognized tax benefits for periods prior to the separation.
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date.
As of September 30, 2023, ACE has $14 million of unrecognized state tax benefits that could significantly decrease within the 12 months after the reporting date based on the outcome of pending court cases involving other taxpayers. The unrecognized tax benefit, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.
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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the existing Exelon tax sharing agreement. As of September 30, 2023, Exelon recorded a payable of $15 million in Other current liabilities that is due to Constellation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the existing Exelon tax sharing agreement.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA provides that Exelon will reimburse Constellation when those allocated tax credit carryforwards are utilized. As of September 30, 2023, Exelon recorded a payable of $22 million and $509 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
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

Long-Term Marginal State Income Tax Rate (Exelon)

In the third quarter of 2023, Exelon updated its marginal state income tax rates for changes in state apportionment. The changes in marginal rates in the third quarter of 2023 resulted in a decrease of $54 million to the deferred tax liability at Exelon, and a corresponding adjustment to income tax expense, net of federal taxes.

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

The following table presents the allocation of tax benefits from Exelon under the Tax Sharing Agreement, for the three and nine months ended September 30, 2023, and 2022.

	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2023	$13	$19	$—	$10	$4	$—	$2
September 30, 2022	$1	$47	$—	$28	23	$3	2

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
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and nine months ended September 30, 2023 and 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Retirement Benefits

	Pension Benefits		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$39	$58	$6	$10
Interest cost	145	110	25	19
Expected return on assets	(189)	(205)	(21)	(25)
Amortization of:
Prior service cost (credit)	1	1	(2)	(5)
Actuarial loss	41	73	—	4
Settlement charges	18	—	—	—
Net periodic benefit cost	$55	$37	$8	$3

	Pension Benefits		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$116	$177	$18	$30
Interest cost	434	330	76	57
Expected return on assets	(566)	(619)	(63)	(75)
Amortization of:
Prior service cost (credit)	2	3	(7)	(15)
Actuarial loss (gain)	125	222	(1)	12
Settlement charges	18	—	—	—
Net periodic benefit cost	$129	$113	$23	$9
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Retirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension and OPEB Costs (Benefit)	2023	2022	2023	2022
Exelon	$63	$40	$152	$122
ComEd	6	15	19	45
PECO	(3)	(2)	(10)	(6)
BGE	14	11	42	33
PHI	25	13	74	39
Pepco	9	2	26	6
DPL	4	1	13	3
ACE	3	3	10	9
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
Savings Plan Employer Contributions	2023	2022	2023	2022
Exelon	$27	$23	$74	$66
ComEd	12	11	31	29
PECO	3	3	10	9
BGE	3	2	8	7
PHI	5	4	13	11
Pepco	1	1	3	3
DPL	1	1	3	3
ACE	1	1	2	2
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
__________
(a)See Note 3 — Regulatory Matters of the 2022 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material at September 30, 2023 and December 31, 2022.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate and Other Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. In addition, Exelon Corporate may also utilize interest rate swaps to manage interest rate exposure and manage potential fluctuations in Electric operating revenues at the corporate level in consolidation, which are directly correlated to yields on U.S. Treasury bonds under ComEd's distribution formula rate. These interest rate swaps are accounted for as economic hedges. A hypothetical 50

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Derivative Financial Instruments
basis point change in the interest rates associated with Exelon's interest rate swaps as of September 30, 2023 would result in an immaterial impact to Exelon's Consolidated Net Income.
Below is a summary of the interest rate hedge balances at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other current assets	$—	$3	$3
Other deferred debits (noncurrent assets)	41	—	41
Total derivative assets	41	3	44
Mark-to-market derivative liabilities (current liabilities)	—	(23)	(23)
Total mark-to-market derivative liabilities	—	(23)	(23)
Total mark-to-market derivative net assets (liabilities)	$41	$(20)	$21

	December 31, 2022
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other deferred debits (noncurrent assets)	$6	$5	$11
Total derivative assets	6	5	11
Mark-to-market derivative liabilities (current liabilities)	—	(3)	(3)
Mark-to-market derivative liabilities (noncurrent liabilities)	(4)	—	(4)
Total mark-to-market derivative liabilities	(4)	(3)	(7)
Total mark-to-market derivative net assets	$2	$2	$4
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
Since the termination in February 2023, Exelon has entered into additional floating-to-fixed swaps. The following table provides the notional amounts outstanding held by Exelon at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
5-year maturity floating-to-fixed swaps	$390	$635
10-year maturity floating-to-fixed swaps	390	635
Total	$780	$1,270
The related AOCI derivative gain for the three and nine months ended as of September 30, 2023 was $22 million and $31 million (net of tax). See Note 14 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
Economic Hedges (Interest Rate and Other Risk)

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
Exelon Corporate enters into floating-to-fixed interest rate cap swaps to manage a portion of interest rate exposure in connection with existing borrowings. In the fourth quarter of 2022, Exelon Corporate entered into $1 billion notional of 18-month maturity floating-to-fixed interest rate cap swaps and $850 million notional of 6-month maturity floating-to-fixed interest rate cap swaps, for a total of $1.85 billion notional of floating-to-fixed interest rate cap swaps as of December 31, 2022. The 6-month maturity floating-to-fixed interest rate cap swaps of $850 million notional matured in March 2023. Exelon receives payments on the interest rate cap when the floating rate exceeds the fixed rate. Settlements received are immaterial as of September 30, 2023.
Additionally, to manage potential fluctuations in Electric operating revenues related to ComEd's distribution formula rate, Exelon Corporate enters into 30-year constant maturity treasury interest rate (Corporate 30-year treasury) swaps.
The following table provides the notional amounts outstanding held by Exelon at September 30, 2023 and December 31, 2022.

Hedging Instrument	September 30, 2023	December 31, 2022
Interest rate cap swaps	$1,000	$1,850
Constant maturity treasury interest rate swaps	4,875	500
Total	$5,875	$2,350
For the three and nine months ended September 30, 2023, Exelon Corporate recognized the following net pre-tax mark-to-market (losses) which are also recognized in Net fair value changes related to derivatives in Exelon's Consolidated Statements of Cash Flows. Exelon had no swaps for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Income Statement Location	(Loss) Gain	(Loss) Gain
Electric operating revenues	$(16)	$(21)
Interest expense	—	1
Total	$(16)	$(20)
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties decreased as of September 30, 2023 due to decreasing energy prices. The following table reflects the Registrants' cash collateral held from external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, at September 30, 2023 and December 31, 2022:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Derivative Financial Instruments

	September 30, 2023	December 31, 2022
Exelon	$112	$297
ComEd	105	77
PECO(a)	—	—
BGE	1	23
PHI	6	197
Pepco(b)	—	26
DPL	1	121
ACE	5	50
__________
(a)PECO had less than one million in cash collateral held with external parties at September 30, 2023 and December 31, 2022.
(b)Pepco had less than one million in cash collateral held with external parties at September 30, 2023.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of September 30, 2023, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of September 30, 2023, they could have been required to post collateral to their counterparties of $20 million, $30 million, and $9 million, respectively.
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at September 30, 2023 and December 31, 2022.

	Outstanding Commercial Paper at		Average Interest Rate on Commercial Paper Borrowings at
Commercial Paper Issuer	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Exelon(a)	$820	$1,938	5.44%	4.77%
ComEd	277	427	5.42%	4.71%
PECO	—	239	—%	4.71%
BGE	59	409	5.43%	4.81%
PHI(b)	173	414	5.47%	4.78%
Pepco	—	299	—%	4.79%
DPL	—	115	—%	4.76%
ACE	173	—	5.47%	—%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Debt and Credit Agreements
__________
(a)Exelon Corporate had $311 million and $449 million in outstanding commercial paper borrowings at September 30, 2023 and December 31, 2022, respectively.
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
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of September 30, 2023.
The Utility Registrants have credit facility agreements, arranged at minority and community banks, which are solely utilized to issue letters of credit. The facility agreements have aggregate commitments of $40 million, $40 million, $15 million, $15 million, $15 million, and $15 million, at ComEd, PECO, BGE, Pepco, DPL, and ACE, respectively. These facilities expire on October 4, 2024.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Debt and Credit Agreements
Long-Term Debt
Issuance of Long-Term Debt
During the nine months ended September 30, 2023, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Notes	5.15%	March 15, 2028	$1,000	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes	5.30%	March 15, 2033	850	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes	5.60%	March 15, 2053	650	Repay existing indebtedness and for general corporate purposes.
ComEd	First Mortgage Bonds, Series 134	4.90%	February 1, 2033	400	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
ComEd	First Mortgage Bonds Series 135	5.30%	February 1, 2053	575	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
PECO	First and Refunding Mortgage Bonds	4.90%	June 15, 2033	575	Refinance existing indebtedness, refinance outstanding commercial paper obligations, and for general corporate purposes.
BGE	Notes	5.40%	June 1, 2053	700	Repay outstanding commercial paper obligations, repay existing indebtedness, and for general corporate purposes.
Pepco	First Mortgage Bonds	5.30%	March 15, 2033	85	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.40%	March 15, 2038	40	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.57%	March 15, 2053	125	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.35%	September 13, 2033	100	Repay existing indebtedness and for general corporate purposes.
DPL(a)	First Mortgage Bonds	5.30%	March 15, 2033	60	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.57%	March 15, 2053	65	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	5.57%	March 15, 2053	75	Repay existing indebtedness and for general corporate purposes.
__________
(a)On March 15, 2023, DPL entered into a purchase agreement of First Mortgage Bonds of $340 million, $75 million, and $110 million at 5.45%, 5.55% and 5.72% due on November 8, 2033, November 8, 2038, and November 8, 2053, respectively. The closing date of the issuance is expected to occur in November 2023.
Debt Covenants
As of September 30, 2023, the Registrants are in compliance with debt covenants.

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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of September 30, 2023 and December 31, 2022. The Registrants have no financial liabilities measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	September 30, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$41,085	$—	$31,584	$2,675	$34,259	$37,074	$—	$29,902	$2,327	$32,229
ComEd	11,484	—	9,343	—	9,343	10,518	—	9,006	—	9,006
PECO	5,133	—	4,110	—	4,110	4,612	—	3,864	50	3,914
BGE	4,601	—	3,735	—	3,735	4,207	—	3,613	—	3,613
PHI	8,637	—	4,352	2,675	7,027	8,120	—	4,507	2,277	6,784
Pepco	4,095	—	2,129	1,473	3,602	3,751	—	2,229	1,205	3,434
DPL	2,060	—	1,126	543	1,669	1,938	—	1,164	458	1,622
ACE	1,833	—	893	659	1,552	1,757	—	909	614	1,523
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$—	$384	$384	$390	$—	$—	$384	$384
ComEd	205	—	—	206	206	205	—	—	204	204
PECO	184	—	—	179	179	184	—	—	180	180
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at September 30, 2023 and December 31, 2022. The Registrants have no financial assets or liabilities measured using the NAV practical expedient:
Exelon

	At September 30, 2023				At December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$649	$—	$—	$649	$664	$—	$—	$664
Rabbi trust investments
Cash equivalents	66	—	—	66	62	—	—	62
Mutual funds	53	—	—	53	49	—	—	49
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	60	42	102	—	58	40	98
Rabbi trust investments subtotal	119	67	42	228	111	65	40	216
Interest rate derivative assets
Derivatives designated as hedging instruments	—	41	—	41	—	6	—	6
Economic hedges	—	3	—	3	—	5	—	5
Interest rate derivative assets subtotal	—	44	—	44	—	11	—	11
Total assets	768	111	42	921	775	76	40	891
Liabilities
Commodity derivative liabilities	—	—	(134)	(134)	—	—	(84)	(84)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	—	—	—	—	(4)	—	(4)
Economic hedges	—	(23)	—	(23)	—	(3)	—	(3)
Interest rate derivative liabilities subtotal	—	(23)	—	(23)	—	(7)	—	(7)
Deferred compensation obligation	—	(69)	—	(69)	—	(75)	—	(75)
Total liabilities	—	(92)	(134)	(226)	—	(82)	(84)	(166)
Total net assets (liabilities)	$768	$19	$(92)	$695	$775	$(6)	$(44)	$725
__________
(a)Exelon excludes cash of $188 million and $345 million at September 30, 2023 and December 31, 2022, respectively, and restricted cash of $110 million and $81 million at September 30, 2023 and December 31, 2022, respectively, and includes long-term restricted cash of $212 million and $117 million at September 30, 2023 and December 31, 2022, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
At September 30, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$491	$—	$—	$491	$29	$—	$—	$29	$2	$—	$—	$2
Rabbi trust investments
Mutual funds	—	—	—	—	9	—	—	9	9	—	—	9
Life insurance contracts	—	—	—	—	—	17	—	17	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	9	17	—	26	9	—	—	9
Total assets	491	—	—	491	38	17	—	55	11	—	—	11
Liabilities
Commodity derivative liabilities(b)	—	—	(134)	(134)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(7)	—	(7)	—	(8)	—	(8)	—	(4)	—	(4)
Total liabilities	—	(7)	(134)	(141)	—	(8)	—	(8)	—	(4)	—	(4)
Total net assets (liabilities)	$491	$(7)	$(134)	$350	$38	$9	$—	$47	$11	$(4)	$—	$7

	ComEd				PECO				BGE
At December 31, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$392	$—	$—	$392	$10	$—	$—	$10	$23	$—	$—	$23
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	7	—	—	7
Life insurance contracts	—	—	—	—	—	15	—	15	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	7	15	—	22	7	—	—	7
Total assets	392	—	—	392	17	15	—	32	30	—	—	30
Liabilities
Commodity derivative liabilities(b)	—	—	(84)	(84)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(84)	(92)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$392	$(8)	$(84)	$300	$17	$8	$—	$25	$30	$(4)	$—	$26
__________
(a)ComEd excludes cash of $55 million and $42 million at September 30, 2023 and December 31, 2022, respectively, and restricted cash of $105 million and $77 million at September 30, 2023 and December 31, 2022, respectively. Additionally, ComEd includes long-term restricted cash of $212 million and $117 million at September 30, 2023 and December 31, 2022, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO excludes cash of $23 million and $58 million at September 30, 2023 and December 31, 2022, respectively. BGE excludes cash of $13 million and $43 million at September 30, 2023 and December 31, 2022, respectively, and restricted cash of $1 million and $1 million at September 30, 2023 and December 31, 2022, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $21 million and $113 million, respectively, at September 30, 2023 and $5 million and $79 million, respectively, at December 31, 2022 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	At September 30, 2023				At December 31, 2022
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$83	$—	$—	$83	$205	$—	$—	$205
Rabbi trust investments
Cash equivalents	63	—	—	63	59	—	—	59
Mutual funds	10	—	—	10	11	—	—	11
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	21	40	61	—	22	39	61
Rabbi trust investments subtotal	73	28	40	141	70	29	39	138
Total assets	156	28	40	224	275	29	39	343
Liabilities
Deferred compensation obligation	—	(13)	—	(13)	—	(14)	—	(14)
Total liabilities	—	(13)	—	(13)	—	(14)	—	(14)
Total net assets	$156	$15	$40	$211	$275	$15	$39	$329

	Pepco				DPL				ACE
At September 30, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$22	$—	$—	$22	$1	$—	$—	$1	$1	$—	$—	$1
Rabbi trust investments
Cash equivalents	62	—	—	62	—	—	—	—	—	—	—	—
Life insurance contracts	—	21	40	61	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	62	21	40	123	—	—	—	—	—	—	—	—
Total assets	84	21	40	145	1	—	—	1	1	—	—	1
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$84	$20	$40	$144	$1	$—	$—	$1	$1	$—	$—	$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
At December 31, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$51	$—	$—	$51	$121	$—	$—	$121	$1	$—	$—	$1
Rabbi trust investments
Cash equivalents	59	—	—	59	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	38	60	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	59	22	38	119	—	—	—	—	—	—	—	—
Total assets	110	22	38	170	121	—	—	121	1	—	—	1
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$110	$21	$38	$169	$121	$—	$—	$121	$1	$—	$—	$1
__________
(a)PHI excludes cash of $60 million and $165 million at September 30, 2023 and December 31, 2022, respectively, and restricted cash of $3 million and $3 million at September 30, 2023 and December 31, 2022, respectively. Pepco excludes cash of $31 million and $45 million at September 30, 2023 and December 31, 2022, respectively, and restricted cash of $3 million and $3 million at September 30, 2023 and December 31, 2022, respectively. DPL excludes cash of $5 million and $31 million at September 30, 2023 and December 31, 2022, respectively. ACE excludes cash of $13 million and $71 million at September 30, 2023 and December 31, 2022, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2023 and 2022:

	Exelon	ComEd		PHI and Pepco
Three Months Ended September 30, 2023	Total	Commodity Derivatives		Life Insurance Contracts
Balance at June 30, 2023	$(91)	$(133)		$42
Total realized / unrealized gains (losses)
Included in net income(a)	—	—		(2)
Included in regulatory assets/liabilities	(1)	(1)	(b)	—
Balance at September 30, 2023	$(92)	$(134)	(c)	$40
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2023	$—	$—		$(2)

	Exelon	ComEd		PHI and Pepco
Three Months Ended September 30, 2022	Total	Commodity Derivatives		Life Insurance Contracts
Balance at June 30, 2022	$(50)	$(88)		$37
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		1
Included in regulatory assets/liabilities	45	45	(b)	—
Balance at September 30, 2022	$(4)	$(43)	(c)	$38
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2022	$1	$—		$1

	Exelon	ComEd		PHI and Pepco
Nine Months Ended September 30, 2023	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2022	$(44)	$(84)		$40
Total realized / unrealized gains (losses)
Included in net income(a)	2	—		—
Included in regulatory assets/liabilities	(50)	(50)	(b)	—
Balance at September 30, 2023	$(92)	$(134)	(c)	$40
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2023	$2	$—		$—

	Exelon	ComEd		PHI and Pepco
Nine Months Ended September 30, 2022	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2021	$(182)	$(219)		$35
Total realized / unrealized gains (losses)
Included in net income(a)	3	—		3
Included in regulatory assets/liabilities	176	176	(b)	—
Transfers out of Level 3	(1)	—		—
Balance at September 30, 2022	$(4)	$(43)	(c)	$38
The amount of total gains included in income attributed to the change in unrealized gain related to assets and liabilities at September 30, 2022	$3	$—		$3
__________

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $5 million of decreases in fair value and an increase for realized gains due to settlements of $4 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended September 30, 2023. Includes $51 million of increases in fair value and a decrease for realized gains due to settlements of $6 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended September 30, 2022. Includes $73 million of decreases in fair value and an increase for realized gains due to settlements of $23 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the nine months ended September 30, 2023. Includes $179 million of increases in fair value and a decrease for realized losses due to settlements of $3 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the nine months ended September 30, 2022.
(c)The balance consists of a current and noncurrent liability of $21 million and $113 million, respectively, at September 30, 2023. The balance consists of $24 million of current assets and current and noncurrent liability of none and $67 million, respectively at September 30, 2022.
Commodity Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at September 30, 2023	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input	2023 Range & Arithmetic Average				2022 Range & Arithmetic Average
Commodity derivatives	$(134)	$(84)	Discounted Cash Flow	Forward power price(a)	$30.13	-	$72.72	$42.77	$34.78	-	$75.71	$48.44
________
(a)An increase to the forward power price would increase the fair value.

12. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 18 — Commitments and Contingencies of the 2022 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at September 30, 2023:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	42	39	34	3	2
__________
(a)Remaining commitments extend through 2026 and include escrow funds, charitable contributions, and rate credits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments at September 30, 2023, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2023	2024	2025	2026	2027	2028 and beyond
Exelon
Letters of credit	$20	$9	$11	$—	$—	$—	$—
Surety bonds(a)	207	85	122	—	—	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	29	—	4	6	5	4	10
Total commercial commitments	$634	$94	$137	$6	$5	$4	$388

ComEd
Letters of credit	$12	$6	$6	$—	$—	$—	$—
Surety bonds(a)	46	5	41	—	—	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$258	$11	$47	$—	$—	$—	$200

PECO
Letters of credit	$1	$—	$1	$—	$—	$—	$—
Surety bonds(a)	2	—	2	—	—	—	—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$181	$—	$3	$—	$—	$—	$178

BGE
Letters of credit	$4	$2	$2	$—	$—	$—	$—
Surety bonds(a)	3	1	2	—	—	—	—
Total commercial commitments	$7	$3	$4	$—	$—	$—	$—

PHI
Surety bonds(a)	$97	$75	$22	$—	$—	$—	$—
Guaranteed lease residual values(b)	29	—	4	6	5	4	10
Total commercial commitments	$126	$75	$26	$6	$5	$4	$10

Pepco
Surety bonds(a)	$85	$71	$14	$—	$—	$—	$—
Guaranteed lease residual values(b)	10	—	1	3	2	1	3
Total commercial commitments	$95	$71	$15	$3	$2	$1	$3

DPL
Surety bonds(a)	$7	$2	$5	$—	$—	$—	$—
Guaranteed lease residual values(b)	12	—	2	2	2	2	4
Total commercial commitments	$19	$2	$7	$2	$2	$2	$4

ACE
Surety bonds(a)	$5	$2	$3	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	—	1	1	1	1	3
Total commercial commitments	$12	$2	$4	$1	$1	$1	$3
__________
(a)Surety bonds — Guarantees issued related to contract and commercial agreements, excluding bid bonds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
(b)Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 9 years. The maximum potential obligation at the end of the minimum lease term would be $66 million guaranteed by Exelon and PHI, of which $22 million, $26 million, and $18 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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
During the third quarter of 2023, ComEd and PECO completed an annual study of their future estimated MGP remediation requirements. The study resulted in a $25 million increase to the environmental liability and related regulatory asset for ComEd. The increase was primarily due to increased costs resulting from inflation and changes in remediation plans. The study did not result in a material change to the environmental liability for PECO.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
At September 30, 2023 and December 31, 2022, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	September 30, 2023		December 31, 2022
	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation
Exelon	$434	$345	$409	$355
ComEd	312	311	325	324
PECO	28	26	25	23
BGE	9	8	9	8
PHI	82	—	46	—
Pepco	80	—	44	—
DPL	1	—	1	—
ACE	1	—	1	—
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
Pursuant to an internal agreement between the Pepco Entities, since 2013, Pepco has performed the work required by the Consent Decree and has been reimbursed for that work by an agreed upon allocation of costs between the Pepco Entities. In September 2019, the Pepco Entities issued a draft “final” RI report which DOEE approved on February 3, 2020. The Pepco Entities are completing a FS to evaluate possible remedial alternatives for submission to DOEE. In October 2022, DOEE approved dividing the work to complete the landside portion of the FS from the waterside portion to expedite the overall schedule for completion of the project. It is currently anticipated that the landside FS will be complete and approved by DOEE by the end of the first quarter of 2024 and the waterside FS will be complete and approved by DOEE by the end of the fourth quarter of 2024. Following the completion of each FS, DOEE will issue a Proposed Plan for public comment and then issue a Record of Decision (ROD) identifying the remedial actions determined to be necessary for the area in question. On October 3, 2023, DOEE and Pepco entered into an addendum to the Benning Consent Decree pursuant to which Pepco has agreed to fund or perform the remedial actions to be selected by DOEE for the landslide and water areas. This addendum to the Benning Consent Decree has been lodged with the court. Following a 30-day public comment period, DOEE will request that the court approve this addendum to the Consent Decree, which will become effective upon the court’s approval.
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
On September 30, 2020, DOEE released its Interim ROD for the Anacostia River sediments. The Interim ROD reflects an adaptive management approach which will require several identified “hot spots” in the river to be addressed first while continuing to conduct studies and to monitor the river to evaluate improvements and determine potential future remediation plans. The adaptive management process chosen by DOEE is less intrusive, provides more long-term environmental certainty, is less costly, and allows for site specific remediation plans already underway, including the plan for the Benning Road site to proceed to conclusion.
On July 15, 2022, Pepco received a letter from the District of Columbia's Office of the Attorney General (D.C. OAG) on behalf of DOEE conveying a settlement offer to resolve all PRPs' liability to the District of Columbia (District) for their past costs and their anticipated future costs to complete the work for the Interim ROD. Pepco responded on July 27, 2022 to enter into settlement discussions. On October 3, 2023, Pepco and the District entered into another consent decree (the “Anacostia River Consent Decree”) pursuant to which Pepco agreed to pay $47 million to resolve its liability to the District for all past costs to perform the river-wide RI/FS and all future costs to complete the work required by the Interim ROD. This amount will be paid in four equal annual installments beginning a year after the effective date of the Anacostia River Consent Decree. The funds will be deposited into the DOEE’s Clean Land Fund for the District’s costs of the Interim ROD work. The Anacostia River Consent Decree caps Pepco’s liability for these costs and provides Pepco with the right to seek contribution from other potentially responsible parties. The Anacostia River Consent Decree has been filed with the U.S. District Court for the District of Columbia. Following a 30-day public comment period, the District will ask the court to approve the Anacostia River Consent Decree, which will become effective upon the court’s approval. Exelon, PHI, and Pepco have accrued a liability for Pepco’s payment obligations under the Anacostia Consent Decree and management's best estimate of its share of any other future Anacostia River response costs. Pepco has concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
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
Buzzard Point Site (Exelon, PHI, and Pepco). On December 8, 2022, Pepco received a letter from the D.C. OAG, alleging wholly past violations of the District's stormwater discharge and waste disposal requirements related to operations at the Buzzard Point facility, a 9-acre parcel of waterfront property in Washington, D.C. occupied by an active substation and former steam plant building. The letter also alleged wholly past violations by Pepco of stormwater discharge requirements related to its district-wide system of underground vaults. On October 3, 2023, Pepco entered into a Consent Order with the District of Columbia to resolve the alleged violations without any admission of liability. The Consent Order requires Pepco to pay a civil penalty of $10 million. In addition, Pepco has agreed to assess the environmental conditions at its Buzzard Point facility and conduct any remedial actions deemed necessary as a result of the assessment, and also to assess potential environmental impacts associated with the operation of its underground vaults. The Consent Order has been filed with the District of Columbia Superior Court. Following a 30-day public comment period regarding the environmental assessment work required by the Consent Order, the District will ask the court to approve the Consent Order, which will be become effective upon the court’s approval. Exelon, PHI, and Pepco have accrued

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
a liability for the penalty payments and for the projected costs for the required environmental assessments and remediation. Pepco has concluded that incremental exposure is reasonably possible, but the range of loss cannot be reasonably estimated beyond the amounts included in the table above.
Litigation and Regulatory Matters
DPA and Related Matters (Exelon and ComEd). Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois (USAO) requiring production of information concerning their lobbying activities in the State of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the USAO requiring production of records of any communications with certain individuals and entities. On October 22, 2019, the SEC notified Exelon and ComEd that it had also opened an investigation into their lobbying activities. On July 17, 2020, ComEd entered into a Deferred Prosecution Agreement (DPA) with the USAO to resolve the USAO investigation. Under the DPA, the USAO filed a single charge alleging that ComEd improperly gave and offered to give jobs, vendor subcontracts, and payments associated with those jobs and subcontracts for the benefit of the former Speaker of the Illinois House of Representatives and the Speaker’s associates, with the intent to influence the Speaker’s action regarding legislation affecting ComEd’s interests. The DPA provided that the USAO would defer any prosecution of such charge and any other criminal or civil case against ComEd in connection with the matters identified therein for a three-year period subject to certain obligations of ComEd, including payment to the U.S. Treasury of $200 million, which was paid in November 2020. Exelon was not made a party to the DPA, and therefore the investigation by the USAO into Exelon’s activities ended with no charges being brought against Exelon. The three-year term of the DPA ended on July 17, 2023, and on that same date the court granted the USAO’s motion to dismiss the pending charge against ComEd that had been deferred by the DPA.
On September 28, 2023, Exelon and ComEd reached a settlement with the SEC, concluding and resolving in its entirety the SEC investigation, which related to the conduct identified in the DPA that was entered into by ComEd in July 2020 and successfully exited in July 2023. Under the terms of the settlement, Exelon has agreed to pay a civil penalty of $46.2 million and Exelon and ComEd have agreed to cease and desist from committing or causing any violations and any future violations of specified provisions of the federal securities laws and rules promulgated thereunder. Exelon recorded an accrual for the full amount of the penalty in the second quarter of 2023, which was reflected in Operating and maintenance expense within Exelon's Consolidated Statements of Operations and Comprehensive Income and in Accrued expenses on the Consolidated Balance Sheets. Exelon paid the civil penalty in full on October 4, 2023.
Subsequent to Exelon announcing the receipt of the USAO subpoenas, various lawsuits were filed, and various demand letters were received related to the subject of the subpoenas, the conduct described in the DPA and the SEC's investigation, including:
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
•Three putative class action lawsuits against ComEd and Exelon were filed in Illinois state court in the third quarter of 2020 seeking restitution and compensatory damages on behalf of ComEd customers. The cases were consolidated into a single action in October of 2020. In November 2020, CUB filed a motion to intervene in the cases pursuant to an Illinois statute allowing CUB to intervene as a party or otherwise participate on behalf of utility consumers in any proceeding which affects the interest of utility consumers. On November 23, 2020, the court allowed CUB’s intervention, but denied CUB's request to stay these cases. Plaintiffs subsequently filed a consolidated complaint, and ComEd and Exelon filed a motion to dismiss on jurisdictional and substantive grounds on January 11, 2021. Briefing on that motion

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
was completed on March 2, 2021. The parties agreed, on March 25, 2021, along with the federal court plaintiffs discussed above, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. On December 23, 2021, the state court granted ComEd and Exelon's motion to dismiss with prejudice. On December 30, 2021, plaintiffs filed a motion to reconsider that dismissal and for permission to amend their complaint. The court denied the plaintiffs' motion on January 21, 2022. Plaintiffs have appealed the court's ruling dismissing their complaint to the First District Court of Appeals. On February 15, 2022, Exelon and ComEd moved to dismiss the federal plaintiffs' refiled state law claims, seeking dismissal on the same legal grounds asserted in their motion to dismiss the original state court plaintiffs' complaint. The court granted dismissal of the refiled state claims on February 16, 2022. The original federal plaintiffs appealed that dismissal on February 18, 2022. The two state appeals were consolidated on March 21, 2022. On September 8, 2023, the Illinois Appellate Court affirmed the dismissal. Plaintiffs may ask the Illinois Supreme Court to grant them leave to further appeal, but such appeal is not allowed as a matter of right.
•On November 3, 2022, a plaintiff filed a putative class action complaint in Lake County, Illinois Circuit Court against ComEd and Exelon for unjust enrichment and deceptive business practices in connection with the conduct giving rise to the DPA. Plaintiff seeks an accounting and disgorgement of any benefits ComEd allegedly obtained from said conduct. Plaintiff served initial discovery requests on ComEd in December 2022, to which ComEd has responded. ComEd and Exelon filed a motion to dismiss the Complaint on February 3, 2023. On June 16, 2023, the court granted Exelon and ComEd's motion to dismiss the action with prejudice. Plaintiff filed its notice of appeal of that dismissal on July 17, 2023. Plaintiff's opening appellate brief was filed on October 19, 2023.
•A putative class action lawsuit against Exelon and certain officers of Exelon and ComEd was filed in federal court in December 2019 alleging misrepresentations and omissions in Exelon’s SEC filings related to ComEd’s lobbying activities and the related investigations. The complaint was amended on September 16, 2020, to dismiss two of the original defendants and add other defendants, including ComEd. Defendants filed a motion to dismiss in November 2020. The court denied the motion in April 2021. On May 26, 2021, defendants moved the court to certify its order denying the motion to dismiss for interlocutory appeal. Briefing on the motion was completed in June 2021, and that motion was denied on January 28, 2022. In May 2021, the parties each filed respective initial discovery disclosures. On June 9, 2021, defendants filed their answer and affirmative defenses to the complaint and the parties engaged thereafter in discovery. On September 9, 2021, the U.S. government moved to intervene in the lawsuit and stay discovery until the parties entered into an amendment to their protective order that would prohibit the parties from requesting discovery into certain matters, including communications with the U.S. government. The court ordered said amendment to the protective order on November 15, 2021 and discovery resumed. The court further amended the protective order on October 17, 2022 and extended it until May 15, 2023. Following mediation, the parties reached a settlement of the lawsuit, under which defendants agreed to pay plaintiffs $173 million. On May 26, 2023, plaintiffs filed a motion for preliminary approval of the settlement, which the court granted on June 9, 2023. The court granted final settlement approval on September 7, 2023. The settlement was fully covered by insurance and has been paid in full.
•Several shareholders have sent letters to the Exelon Board of Directors since 2020 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. On October 12, 2021, the parties to the derivative action filed an agreed motion to stay that litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. The stay has been extended several times. The parties participated in a mediation in February 2023, but the matter did not resolve at that time. On April 26 and May 1, 2023, two additional demand letter shareholders each filed a separate derivative lawsuit against current and former Exelon and ComEd officers and directors, and certain third parties, and against Exelon as nominal defendant, asserting claims similar to those made in their respective demand letters. On May 25, 2023, certain demand letter shareholders (Settling

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
Shareholders) filed a separate derivative lawsuit against current and former Exelon and ComEd officers and directors, and against Exelon as nominal defendant, asserting claims similar to those made in their respective demand letters. The then pending derivative lawsuits were subsequently consolidated. On May 26, 2023, prior to lawsuit consolidation, the SLC filed a Notice of Determination and Intent to Seek Court Approval of Settlement (Notice of Determination). The Notice of Determination stated that, through mediation efforts, a settlement of the derivative claims had been approved by the SLC, the Independent Review Committee of the Board (which had been formed in the third quarter of 2022, to ensure the Board’s consideration of any SLC recommendations would be independent and objective), the Board, and the Settling Shareholders (the Settling Parties). The Notice of Determination further specified the process by which the Settling Parties would seek court approval of the proposed settlement and resolution and dismissal of all derivative claims and lawsuits, including any lawsuits or actions brought by demand letter shareholders who are not participating in the proposed settlement. In furtherance of the proposed settlement, on June 16, 2023, the SLC filed a motion for preliminary approval of the settlement, attaching the Stipulation and Agreement of Settlement (Stipulation), which contains the terms of the proposed settlement. The proposed settlement terms include but are not limited to: a payment of $40 million to Exelon by Exelon’s insurers of which $10 million constitutes the attorneys’ fee award to be paid to the Settling Shareholders’ counsel; various compliance and disclosure-related reforms; and certain changes in Board and Committee composition. On June 13, 2023, the non-settling derivative shareholders filed a motion asking the court to set a status conference to discuss lifting the discovery stay. On June 29, 2023, an additional shareholder filed a separate derivative lawsuit against current and former Exelon and ComEd officers and directors, and against Exelon as nominal defendant, asserting claims similar to those made in its demand letter. On June 30, 2023, the non-settling shareholders’ motion for status and the SLC’s motion for preliminary approval was heard by the court, during which the court set a briefing schedule on the appropriate standard for evaluating the settlement and the proper scope of requested discovery. Following briefing and a hearing, the court allowed the non-settling shareholders to seek certain, limited discovery, which the SLC, Independent Review Committee, and Exelon responded to on October 5. On October 11, 2023, an additional non-settling shareholder filed a separate derivative lawsuit against current and former Exelon and ComEd officers and directors, and against Exelon as a nominal defendant, asserting claims similar to those made in its demand letter. Plaintiff has informed Exelon that he will move to consolidate this matter with the other pending derivative matters. The SLC filed its renewed motion for preliminary approval on October 26, with supporting submissions filed by the Independent Review Committee, Exelon, and the settling shareholders on that same day. The non-settling plaintiffs have until November 29 to file their response to the renewed motion for preliminary approval, and the SLC has until December 21 to file its reply.
•Several shareholders have sent requests seeking review of certain Exelon books and records since August 2021. Exelon has responded to each request.
In August 2022, the ICC concluded its investigation initiated on August 12, 2021 into rate impacts of conduct admitted in the DPA, including the costs recovered from customers related to the DPA and Exelon's funding of the fine paid by ComEd. On August 17, 2022, the ICC issued its final order accepting ComEd's voluntary customer refund offer of approximately $38 million (of which about $31 million is ICC jurisdictional; the remaining balance is FERC jurisdictional) that resolves the question of whether customer funds were used for DPA related activities. The customer refund includes the cost of every individual or entity that was either (i) identified in the DPA or (ii) identified by ComEd as an associate of the former Speaker of the Illinois House of Representatives in the ICC proceeding. The ICC’s DPA investigation is now closed. The ICC jurisdictional refund was made to customers during the April 2023 billing cycle, as required by the ICC. The FERC jurisdictional refund was included in ComEd's transmission formula rate update proceeding, filed on May 12, 2023. The filed transmission rate, inclusive of the FERC jurisdictional DPA refund, will appear on ComEd retail customers' bills for the June 2023 through May 2024 monthly billing periods, in the line designated as "Transmission Services Charge." The customer refund will not be recovered in rates or charged to customers and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon. An accrual for the amount of the customer refund has been recorded in Regulatory assets in Exelon’s and ComEd’s Consolidated Balance Sheets as of September 30, 2023.
Savings Plan Claim (Exelon). On December 6, 2021, seven current and former employees filed a putative ERISA class action suit in U.S. District Court for the Northern District of Illinois against Exelon, its Board of Directors, the former Board Investment Oversight Committee, the Corporate Investment Committee, individual

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
defendants, and other unnamed fiduciaries of the Exelon Corporation Employee Savings Plan (Plan). The complaint alleges that the defendants violated their fiduciary duties under the Plan by including certain investment options that allegedly were more expensive than and underperformed similar passively-managed or other funds available in the marketplace and permitting a third-party administrative service provider/recordkeeper and an investment adviser to charge excessive fees for the services provided. The plaintiffs seek declaratory, equitable and monetary relief on behalf of the Plan and participants. On February 16, 2022, the court granted the parties' stipulated dismissal of the individual named defendants without prejudice. The remaining defendants filed a motion to dismiss the complaint on February 25, 2022. On March 4, 2022, the Chamber of Commerce filed a brief of amicus curiae in support of the defendants' motion to dismiss. On September 22, 2022, the court granted Exelon’s motion to dismiss without prejudice. The court granted plaintiffs leave until October 31, 2022 to file an amended complaint, which was later extended to November 30, 2022. Plaintiffs filed their amended complaint on November 30, 2022. Defendants filed their motion to dismiss the amended complaint on January 20, 2023. On September 29, 2023, the court again granted Exelon's motion to dismiss but granted plaintiffs leave until October 20, 2023 to file a second amended complaint. Plaintiffs did not file an amended complaint by the deadline. On October 25, the parties filed a joint Stipulation of Dismissal, which provides that plaintiffs agreed that they will not initiate an appeal from the dismissal of this matter, and the parties agree that each side shall bear their own costs and attorneys’ fees. Plaintiffs also acknowledge in the Stipulation that defendants have neither paid nor agreed to pay or provide any monetary or equitable remedy in connection with the dismissal of this action. On October 27, the court entered final judgment dismissing the matter with prejudice. No loss contingencies have been reflected in Exelon’s consolidated financial statements with respect to this matter.
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
13. Shareholders' Equity (Exelon)
At-the-Market Program
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of Common stock under the Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the Equity Distribution Agreement. As of September 30, 2023, Exelon has not issued any shares of Common stock under the ATM program and has not entered into any forward sale agreements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Changes in Accumulated Other Comprehensive Income
14. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

Nine Months Ended September 30, 2023	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at December 31, 2022	$2	$(640)	$—	$(638)
OCI before reclassifications	6	(10)	—	(4)
Amounts reclassified from AOCI	—	3	—	3
Net current-period OCI	6	(7)	—	(1)
Balance at March 31, 2023	8	(647)	—	(639)
OCI before reclassifications	9	(3)	—	6
Amounts reclassified from AOCI	—	3	—	3
Net current-period OCI	9	—	—	9
Balance at June 30, 2023	17	(647)	—	(630)
OCI before reclassifications	22	(3)	—	19
Amounts reclassified from AOCI	(1)	16	—	15
Net current-period OCI	21	13	—	34
Balance at September 30, 2023	$38	$(634)	$—	$(596)

Nine Months Ended September 30, 2022	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at December 31, 2021	$(6)	$(2,721)	$(23)	$(2,750)
Separation of Constellation	6	1,994	23	2,023
Amounts reclassified from AOCI	—	14	—	14
Net current-period OCI	—	14	—	14
Balance at March 31, 2022	—	(713)	—	(713)
OCI before reclassifications	—	2	—	2
Amounts reclassified from AOCI	—	10	—	10
Net current-period OCI	—	12	—	12
Balance at June 30, 2022	—	(701)	—	(701)
Amounts reclassified from AOCI	—	9	—	9
Net current-period OCI	—	9	—	9
Balance at September 30, 2022	$—	$(692)	$—	$(692)
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Changes in Accumulated Other Comprehensive Income
The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	$(5)	$(3)	$(7)	$(11)
Pension and non-pension postretirement benefit plans valuation adjustments	1	—	5	—
Unrealized gains on cash flow hedges	(7)	—	(11)	—
15. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended September 30, 2023
Utility taxes(a)	$244	$82	$50	$23	$89	$82	$6	$1
Property	104	9	4	53	38	25	12	1
Payroll	31	8	4	5	7	2	1	1

Three Months Ended September 30, 2022
Utility taxes(a)	$244	$84	$51	$22	$87	$79	$7	$1
Property	99	10	4	50	35	23	11	1
Payroll	28	7	5	4	7	2	1	—

Nine Months Ended September 30, 2023
Utility taxes(a)	$665	$228	$128	$73	$236	$213	$20	$3
Property	300	27	12	153	108	73	34	1
Payroll	93	22	13	14	22	5	3	3

Nine Months Ended September 30, 2022
Utility taxes(a)	$667	$233	$126	$70	$238	$216	$19	$3
Property	287	30	12	142	103	70	31	2
Payroll	92	21	14	13	21	5	4	2
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Other, Net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended September 30, 2023
AFUDC — Equity	$40	$7	$10	$4	$19	$15	$3	$1
Non-service net periodic benefit cost	(18)	—	—	—	—	—	—	—

Three Months Ended September 30, 2022
AFUDC — Equity	$38	$10	$7	$5	$16	$12	$2	$2
Non-service net periodic benefit cost	16	—	—	—	—	—	—	—

Nine Months Ended September 30, 2023
AFUDC — Equity	$113	$25	$22	$11	$55	$42	$7	$6
Non-service net periodic benefit cost	(18)	—	—	—	—	—	—	—

Nine Months Ended September 30, 2022
AFUDC — Equity	$112	$28	$22	$17	$45	$35	$5	$5
Non-service net periodic benefit cost	48	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization, and accretion
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Nine Months Ended September 30, 2023
Property, plant, and equipment(b)	$2,073	$815	$287	$381	$550	$232	$155	$145
Amortization of regulatory assets(b)	537	230	10	106	191	97	27	67
Amortization of intangible assets, net(b)	6	—	—	—	—	—	—	—
Total depreciation and amortization	$2,616	$1,045	$297	$487	$741	$329	$182	$212

Nine Months Ended September 30, 2022
Property, plant, and equipment(b)	$2,024	$770	$267	$355	$502	$214	$141	$126
Amortization of regulatory assets(b)	532	212	10	115	195	98	31	66
Amortization of intangible assets, net(b)	10	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	3	—	—	—	—	—	—	—
Nuclear fuel(d)	66	—	—	—	—	—	—	—
ARO accretion(e)	44	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$2,679	$982	$277	$470	$697	$312	$172	$192
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information
(d)Included in Purchased fuel expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.
(e)Included in Operating and maintenance expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.

	Other non-cash operating activities
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Nine Months Ended September 30, 2023
Pension and OPEB costs (benefit)	$152	$19	$(10)	$41	$74	$26	$13	$10
Allowance for credit losses	86	4	31	4	47	27	9	11
True-up adjustments to decoupling mechanisms and formula rates(b)	(522)	(405)	(1)	(47)	(69)	(28)	(15)	(26)
Amortization of operating ROU asset	29	2	—	4	21	5	6	2
Change in environmental liabilities	37	—	—	—	37	37	—	—
AFUDC — Equity	(113)	(25)	(22)	(11)	(55)	(42)	(7)	(6)

Nine Months Ended September 30, 2022
Pension and OPEB costs (benefit)	$124	$45	$(6)	$34	$39	$6	$3	$9
Allowance for credit losses	130	40	32	18	42	21	9	12
Other decommissioning-related activity	36	—	—	—	—	—	—	—
Energy-related options	60	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(92)	(163)	(1)	40	33	15	3	14
Long-term incentive plan	35	—	—	—	—	—	—	—
Amortization of operating ROU asset	47	1	—	14	21	5	6	3
AFUDC — Equity	(112)	(28)	(22)	(17)	(45)	(35)	(5)	(5)
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

	Cash, cash equivalents, and restricted cash
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at September 30, 2023
Cash and cash equivalents	$300	$79	$43	$15	$121	$31	$5	$14
Restricted cash and cash equivalents	435	360	9	1	25	25	1	—
Restricted cash included in Other deferred debits and other assets	212	212	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$947	$651	$52	$16	$146	$56	$6	$14

Balance at December 31, 2022
Cash and cash equivalents	$407	$67	$59	$43	$198	$45	$31	$72
Restricted cash and cash equivalents	566	327	9	24	175	54	121	—
Restricted cash included in Other deferred debits and other assets	117	117	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,090	$511	$68	$67	$373	$99	$152	$72

Balance at September 30, 2022
Cash and cash equivalents	$446	$63	$94	$20	$219	$21	$49	$112
Restricted cash and cash equivalents	744	342	9	130	234	77	157	—
Restricted cash included in Other deferred debits and other assets	83	83	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,273	$488	$103	$150	$453	$98	$206	$112

Balance at December 31, 2021
Cash and cash equivalents	$672	$131	$36	$51	$136	$34	$28	$29
Restricted cash and cash equivalents	321	210	8	4	77	34	43	—
Restricted cash included in Other deferred debits and other assets	44	43	—	—	—	—	—	—
Cash, restricted cash, and cash equivalents from discontinued operations	582	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,619	$384	$44	$55	$213	$68	$71	$29
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2022 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at September 30, 2023
Compensation-related accruals(a)	$548	$162	$67	$63	$99	$27	$17	$14
Taxes accrued	255	148	61	100	120	88	19	13
Interest accrued	391	78	52	59	81	38	24	17

Balance at December 31, 2022
Compensation-related accruals(a)	$613	$179	$81	$79	$104	$29	$20	$16
Taxes accrued	211	92	10	34	70	52	8	12
Interest accrued	338	124	47	42	61	32	9	14
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

Nine Months Ended September 30,
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
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Exelon
BSC					$162	$156	$502	$500
PHISCO					25	20	74	60
ComEd
BSC	$92	$69	$263	$234	71	70	230	222
PECO
BSC	55	44	160	140	29	24	89	80
BGE
BSC	58	46	166	148	23	26	69	86
PHI
BSC	50	39	135	135	39	36	114	112
PHISCO	—	—	—	—	24	20	73	60
Pepco
BSC	30	24	85	80	13	13	41	41
PHISCO	31	28	91	86	9	8	30	24
DPL
BSC	19	16	54	51	12	11	32	34
PHISCO	24	24	73	73	7	7	22	20
ACE
BSC	16	13	45	42	13	12	39	37
PHISCO	23	20	67	63	7	5	20	16

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Related Party Transactions

Current Receivables from/Payables to affiliates
The following tables present current Receivables from affiliates and current Payables to affiliates:
September 30, 2023

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$57	$—	$5	$62
PECO	$—		—	—	—	—	31	—	6	37
BGE	—	—		—	—	—	31	—	2	33
PHI	—	—	—	—	—	—	6	—	11	17
Pepco	—	—	—		—	—	16	15	1	32
DPL	—	1	—	—		—	13	11	—	25
ACE	—	—	—	—	—		11	10	1	22
Other	3	—	—	—	—	3	(1)	1		6
Total	$3	$1	$—	$—	$—	$3	$164	$37	$26	$234
December 31, 2022

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$66	$—	$8	$74
PECO	$—		—	—	—	—	39	—	3	42
BGE	—	—		—	—	—	38	—	1	39
PHI	—	—	—	—	—	—	4	—	10	14
Pepco	—	—	—		—	—	20	13	1	34
DPL	—	2	—	—		—	12	8	—	22
ACE	—	2	—	—	—		14	9	1	26
Other	3	—	—	—	—	1	—	—		4
Total	$3	$4	$—	$—	$—	$1	$193	$30	$24	$255
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
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	September 30, 2023			December 31, 2022
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except per share data, unless otherwise noted)
Exelon
Executive Overview
Exelon is a utility services holding company engaged in the energy transmission and distribution businesses through it's six reportable segments: ComEd, PECO, BGE, Pepco, DPL, and ACE. See Note 1 — Significant Accounting Policies and Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon's principal subsidiaries and reportable segments.
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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders from continuing operations by Registrant for the three and nine months ended September 30, 2023 compared to the same period in 2022. For additional information regarding the financial results for the three and nine months ended September 30, 2023 and 2022, see the discussions of Results of Operations by Registrant.

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Exelon	$700	$676	$24	$1,711	$1,622	$89
ComEd	333	291	42	822	706	116
PECO	146	135	11	410	474	(64)
BGE	45	33	12	286	267	19
PHI	232	289	(57)	490	518	(28)
Pepco	120	145	(25)	249	261	(12)
DPL	43	52	(9)	128	130	(2)
ACE	71	94	(23)	122	131	(9)
Other(a)	(56)	(72)	16	(297)	(343)	46
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.
The separation of Constellation, including Generation and its subsidiaries, meets the criteria for discontinued operations and as such, Generation's results of operations are presented as discontinued operations and have been excluded from Exelon's continuing operations for the three and nine months ended September 30, 2022 presented in the table above. See Note 1 — Significant Accounting Policies and Note 2 — Discontinued Operations for additional information.
Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Such costs are included in Other in the table above and were $28 million on a pre-tax basis, for the nine months ended September 30, 2022. There were no such costs included in Exelon's continuing operations for the three months ended September 30, 2022.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Net income attributable to common shareholders from continuing operations increased by $24 million and diluted earnings per average common share from continuing operations increased to $0.70 in 2023 from $0.68 in 2022 primarily due to:
•Higher electric distribution formula rate earnings from higher allowed ROE due to an increase in U.S. treasury rates and impacts of higher rate base at ComEd;
•Favorable impacts of rate increases at PECO, BGE, and PHI; and
•Carrying costs related to the CMC regulatory assets at ComEd.
The increases were partially offset by:
•Higher operating expense as a result of higher storm costs at PECO, BGE and PHI;
•Higher interest expense at BGE and Exelon Corporate;
•Unfavorable weather at PECO; and
•Higher depreciation expense at BGE and PHI.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Net income attributable to common shareholders from continuing operations increased by $89 million and diluted earnings per average common share from continuing operations increased to $1.72 in 2023 from $1.65 in 2022 primarily due to:
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
The increases were partially offset by:
•Higher interest expense at PECO, BGE, PHI and Exelon Corporate;
•Unfavorable weather at PECO and PHI;
•Higher depreciation expense at PECO, BGE and PHI; and
•Higher operating expense as a result of higher storm costs at PECO and BGE.
Adjusted (non-GAAP) operating earnings. In addition to Net income, Exelon evaluates its operating performance using the measure of Adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses, and other specified items. This information is intended to enhance an investor’s overall understanding of year-over-year operating results and provide an indication of Exelon’s baseline operating performance excluding items that are considered by management to be not directly related to the ongoing operations of the business. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following tables provide a reconciliation between Net income attributable to common shareholders from continuing operations as determined in accordance with GAAP and Adjusted (non-GAAP) operating earnings for the three and nine months ended September 30, 2023 compared to the same periods in 2022:

	Three Months Ended September 30,
	2023		2022
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders from continuing operations	$700	$0.70	$676	$0.68
Mark-to-market impact of economic hedging activities (net of taxes of $4)	12	0.01	—	—
Asset retirement obligation (net of taxes of $1 and $2, respectively)	(1)	—	(4)	—
Asset impairments (net of taxes of $10)(a)	—	—	37	0.04
Separation costs (net of taxes of $5 and $1, respectively)(b)	14	0.01	(3)	—
Income tax-related adjustments (entire amount represents tax expense)(c)	(54)	(0.05)	38	0.04
Adjusted (non-GAAP) operating earnings	$671	$0.67	$745	$0.75

	Nine Months Ended September 30,
	2023		2022
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders from continuing operations	$1,711	$1.72	$1,622	$1.65
Mark-to-market impact of economic hedging activities (net of taxes of $4)	14	0.01	—	—
Change in environmental liabilities (net of taxes of $8)	29	0.03	—	—
ERP system implementation costs (net of taxes of $0)(d)	—	—	1	—
Asset retirement obligation (net of taxes of $1 and $2, respectively)	(1)	—	(4)	—
SEC matter loss contingency (net of taxes of $0)	46	0.05	—	—
Asset impairments (net of taxes of $10)(a)	—	—	37	0.04
Separation costs (net of taxes of $7 and $10, respectively)(b)	19	0.02	25	0.03
Change in FERC audit liability (net of taxes of $4)	11	0.01	—	—
Income tax-related adjustments (entire amount represents tax expense)(e)	(54)	(0.05)	130	0.13
Adjusted (non-GAAP) operating earnings	$1,774	$1.78	$1,811	$1.84
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
(b)Represents costs related to the separation primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs, which are recorded in Operating and maintenance expense and Other, net.
(c)In 2022, reflects an adjustment to exclude one-time non-cash impacts associated with the remeasurement of deferred income taxes as a result of the reduction in Pennsylvania corporate income tax rate. In 2023, reflects the adjustment to state deferred income taxes due to changes in forecasted apportionment.

(d)Reflects costs related to a multi-year ERP system implementation, which are recorded in Operating and maintenance expense.
(e)In 2022, for PECO, reflects an adjustment to exclude one-time non-cash impacts associated with the remeasurement of deferred income taxes as a result of the reduction in Pennsylvania corporate income tax rate. For Corporate, in connection with the separation, Exelon recorded an income tax expense primarily due to the long-term marginal state income tax rate change, the recognition of valuation allowances against the net deferred tax assets positions for certain standalone state filing jurisdictions, and nondeductible transaction costs partially offset by a one-time impact associated with a state tax benefit. In 2023, reflects the adjustment to state deferred income taxes dues to changes in forecasted apportionment.
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
In connection with the separation, Exelon incurred separation costs/(benefit) impacting continuing operations of $19 million and $(2) million on a pre-tax basis for the three months ended September 30, 2023 and 2022, respectively, and $26 million and $35 million on a pre-tax basis for the nine months ended September 30, 2023 and 2022, respectively, which are recorded in Operating and maintenance expense. Total separation costs impacting continuing operations for the remainder of 2023 are not expected to be material. These costs are excluded from Adjusted (non-GAAP) Operating Earnings. The separation costs are primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs.
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

Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	April 15, 2022	Electric	$199	$199	7.85%	November 17, 2022	January 1, 2023
PECO - Pennsylvania	March 31, 2022	Natural Gas	82	55	N/A	October 27, 2022	January 1, 2023
BGE - Maryland	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland	May 19, 2022	Electric	38	29	9.60%	December 14, 2022	January 1, 2023

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	January 17, 2023	Electric	$1,487	10.50% to 10.65%	Fourth quarter of 2023
ComEd - Illinois	April 21, 2023	Electric	247	8.91%	Fourth quarter of 2023
BGE - Maryland	February 17, 2023	Electric	313	10.40%	Fourth quarter of 2023
		Natural Gas	289	10.40%
Pepco - District of Columbia	April 13, 2023	Electric	191	10.50%	Second quarter of 2024
Pepco - Maryland	May 16, 2023	Electric	214	10.50%	Second quarter of 2024
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	39	10.50%	Second quarter of 2024
ACE - New Jersey	February 15, 2023 (amended August 21, 2023)	Electric	92	10.50%	Fourth quarter of 2023
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
ComEd's FERC Audit
The Utility Registrants are subject to periodic audits by FERC. FERC’s Division of Audits and Accounting initiated a nonpublic audit of ComEd in April 2021 evaluating ComEd’s compliance with (1) approved terms, rates, and conditions of its federally regulated service; (2) accounting requirements of the Uniform System of Accounts; (3) reporting requirements of the FERC Form 1; and (4) the requirements for record retention. The audit period extends back to January 1, 2017. During the first quarter of 2023, ComEd was provided with information from FERC about several potential findings, including ComEd's methodology regarding the allocation of certain overhead costs to capital under FERC regulations. Based on the preliminary findings and discussions with FERC staff, ComEd determined that a loss was probable and recorded a regulatory liability to reflect its best estimate of that loss as of March 31, 2023.
On July 27, 2023, FERC issued a final audit report which included, among other things, findings and recommendations related to ComEd's methodology regarding the allocation of certain overhead costs to capitalized construction costs under FERC regulations. On August 28, 2023, ComEd filed a formal notice of the issues it will contest. The final outcome and resolution of any contested audit issues as well as a reasonable estimate of potential future losses cannot be accurately estimated at this stage; however, the final resolution of these matters could result in recognition of future losses, above the amounts currently accrued, that could be material to the Exelon and ComEd financial statements.
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
Legislative and Regulatory Developments
City of Chicago Franchise Agreement
The current ComEd Franchise Agreement with the City of Chicago (the City) has been in force since 1992. The Franchise Agreement grants rights to use the public right of way to install, maintain, and operate the wires, poles, and other infrastructure required to deliver electricity to residents and businesses across the City. The Franchise Agreement became terminable on one year notice as of December 31, 2020. It now continues in effect indefinitely unless and until either party issues a notice of termination, effective one year later, or it is replaced by mutual agreement with a new franchise agreement between ComEd and the City. If either party terminates and no new agreement is reached between the parties, the parties could continue with ComEd providing electric services within the City with no franchise agreement in place. The City also has an option to terminate and purchase the ComEd system (“municipalize”), which also requires one year notice. Neither party has issued a notice of termination at this time, the City has not exercised its municipalization option, and no new agreement has become effective. Accordingly, the 1992 Franchise Agreement remains in effect at this time. In April 2021, the City invited interested parties to respond to a Request for Information (RFI) regarding the franchise for electricity delivery. Final responses to the RFI were due on July 30, 2021, however, on July 29, 2021, the City chose to extend the final submission deadline to September 30, 2021. ComEd submitted its response to the RFI by the due date. However, the City did not proceed to issue an RFP. Since that time, ComEd and the City continued to negotiate and have arrived at a proposed Chicago Franchise Agreement (CFA) and an Energy and Equity Agreement (EEA). These agreements together are intended t o grant ComEd the right to continue providing electric utility services using public ways within the City of Chicago, and to create a new non-profit entity to advance energy and energy-related equity projects. On February 1, 2023, the proposed CFA and EEA were introduced to the City Council. The proposed CFA and EEA remain subject to approval by the City Council and the Exelon Board.
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
Infrastructure Investment and Jobs Act
On November 15, 2021, President Biden signed the $1.2 trillion IIJA into law. IIJA provides for approximately $550 billion in new federal spending. Categories of funding include funding for a variety of infrastructure needs, including but not limited to: (1) power and grid reliability and resilience, (2) resilience for cybersecurity to address critical infrastructure needs, and (3) electric vehicle charging infrastructure for alternative fuel corridors. Federal agencies are developing guidelines to implement spending programs under IIJA. The time needed to develop these guidelines will vary with some limited program applications opened as early as the first quarter of 2022. The Registrants continue to evaluate programs under the legislation and consider possible opportunities to apply for funding, either directly or in potential collaborations with state and/or local agencies and key stakeholders. The Registrants cannot predict the ultimate timing and success of securing funding from programs under IIJA.
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

In March 2023, Exelon, ComEd, and PHI submitted three applications related to the Smart Grid Grants program under section 40107 of IIJA. These applications are focused on replacing existing Advanced Distribution Management Systems (ADMS) in support of distributed energy resources (DERs) and grid-edged technologies, strengthening interoperability and data architecture of systems in support of two-way power flows and accelerating advanced metering deployment in disadvantaged communities. In October 2023, ComEd’s project, Deployment of a Community-Oriented Interoperable Control Framework for Aggregating and Integrating Distributed Energy Resources and Other Grid-Edge Devices, was recommended by the Grid Deployment Office (GDO) for negotiation of a final award up to $50 million. This project will enable ComEd and its local partners to deploy the next generation of grid technologies that support the growth of solar and electric vehicles (EVs), while piloting new local workforce training initiatives to support job creation connected to the clean energy transition. The GDO has indicated the award negotiation process can take approximately 120 days.

In April 2023, ComEd, PECO, BGE, and PHI submitted seven applications related to the Grid Resilience Grants program under section 40101(c) of IIJA. These applications are broadly focused on improving grid resilience with an emphasis on disadvantaged communities, relief of capacity constraints and modernizing infrastructure, deployment of DER and microgrid technologies and providing improved resilience through storm hardening projects. In October 2023, PECO’s project, Creating a Resilient, Equitable, and Accessible Transformation in Energy for Greater Philadelphia (CREATE), was recommended by the GDO for negotiation of a final award up to $100 million. This project will support critical electric infrastructure investments to help reduce the impact of extreme weather and historic flooding on the company's electric distribution system. The GDO has indicated the award negotiation process can take approximately 120 days.

The Registrants are supporting three different Regional Clean Hydrogen Hub opportunities, covering all five states that Exelon operates in plus Washington D.C. under a program that will create networks of hydrogen producers, consumers, and local connective infrastructure to accelerate the use of hydrogen as a clean energy carrier that can deliver or store energy. Applications for the three opportunities under this program were submitted in April 2023. In October 2023 the DOE announced it selected two of the projects for further negotiation: (1) the Mid-Atlantic Clean Hydrogen Hub (MACH2), which is being supported by PECO and PHI, and (2) the Midwest Alliance for Clean Hydrogen (MachH2), which is being supported by ComEd.
PJM Regional Transmission Expansion
On April 6, 2023, PJM received a deactivation notice for Brandon Shores, a 1,282 MW coal generation plant located in BGE service territory. The deactivation was requested for June 1, 2025 and will result in numerous reliability issues across the region. In June 2023, PJM assigned a portion of transmission system upgrades to mitigate these reliability impacts to PECO, BGE, and Pepco. In July 2023, PJM Board of Managers approved assigning Exelon transmission system upgrades to mitigate these reliability impacts to PECO, BGE, and Pepco. The most recent projected capital expenditures associated with these upgrades are approximately $80 million, $650 million, and $80 million for PECO, BGE, and Pepco, respectively. These amounts include a scope reduction estimated by PJM for PECO of $60 million associated with a transmission proposal window, as disclosed at a Transmission Expansion Advisory Committee meeting on October 31, 2023. The upgrades are expected to be completed by the end of 2028.
Separately, PJM held a competitive transmission proposal window from February 24, 2023 through May 31, 2023 to address reliability issues driven by significant load increases in northern Virginia. PECO, BGE, and Pepco submitted four solution proposals. At a meeting of the Transmission Expansion Advisory Committee on October 31, 2023, PJM recommended that PECO, BGE, Pepco, and DPL be awarded a portion of the work for the proposed solution. Initial estimated costs for these upgrades, as posted by PJM on its website on October 27, 2023, are approximately $55 million, $700 million, $80 million, and $5 million for PECO, BGE, Pepco, and DPL, respectively. The PJM Board of Managers is scheduled to approve the solution in December 2023 and the upgrades are expected to be completed by the end of 2030.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of September 30, 2023, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2022. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2022 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$2,268	$1,378	$890	$5,836	$4,536	$1,300
Operating expenses
Purchased power	896	121	(775)	2,068	1,041	(1,027)
Operating and maintenance	385	355	(30)	1,077	1,045	(32)
Depreciation and amortization	357	333	(24)	1,045	982	(63)
Taxes other than income taxes	100	104	4	282	289	7
Total operating expenses	1,738	913	(825)	4,472	3,357	(1,115)
Loss on sales of assets	—	—	—	—	(2)	2
Operating income	530	465	65	1,364	1,177	187
Other income and (deductions)
Interest expense, net	(119)	(104)	(15)	(357)	(308)	(49)
Other, net	16	14	2	50	40	10
Total other income and (deductions)	(103)	(90)	(13)	(307)	(268)	(39)
Income before income taxes	427	375	52	1,057	909	148
Income taxes	94	84	(10)	235	203	(32)
Net income	$333	$291	$42	$822	$706	$116
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Net income increased by $42 million as compared to the same period in 2022, primarily due to increases in electric distribution formula rate earnings (reflecting higher allowed ROE due to an increase in U.S. Treasury rates and the impacts of higher rate base) and carrying costs related to the CMC regulatory assets.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Net income increased by $116 million as compared to the same period in 2022, primarily due to increases in electric distribution formula rate earnings (reflecting higher allowed ROE due to an increase in U.S. Treasury rates and the impacts of higher rate base) and carrying costs related to the CMC regulatory assets.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase	Increase (Decrease)
Distribution	$103	$277
Transmission	3	(4)
Energy efficiency	17	55
Other	8	11
	131	339
Regulatory required programs	759	961
Total increase	$890	$1,300
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms implemented pursuant to FEJA.
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations

ComEd
in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased for the three and nine months ended September 30, 2023 as compared to the same period in 2022, due to higher allowed ROE due to an increase in U.S. Treasury rates, the impact of a higher rate base, and higher fully recoverable costs.
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
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased for the three and nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenue increased for the three and nine months ended September 30, 2023 as compared to the same period in 2022, which primarily reflects mutual assistance revenues associated with storm restoration efforts.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The increase of $775 million and $1,027 million for the three and nine months ended September 30, 2023 compared to the same period in 2022, in Purchased power expense is primarily due to the CMCs from the participating nuclear-powered generating facilities including the deferral of any associated carrying costs. This increase is primarily offset by an increase in Operating revenues as part of regulatory required programs. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding CMCs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials	$10	$36
Storm-related costs	(4)	4
BSC costs	23	28
Pension and non-pension postretirement benefits expense	(3)	(11)
Other	27	25
	53	82
Regulatory required programs(a)	(23)	(50)
Total increase	$30	$32
__________
(a)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase	Increase
Depreciation and amortization(a)	$16	$45
Regulatory asset amortization(b)	8	18
Total increase	$24	$63
__________
(a)Reflects ongoing capital expenditures and higher depreciation rates effective January 2023.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Interest expense, net increased by $15 million and $49 million for the three and nine months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase in interest rates and the issuance of debt during the year.
Effective income tax rates were 22.0% and 22.4% for the three months ended September 30, 2023 and 2022, respectively, and 22.2% and 22.3% for the nine months ended September 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$1,037	$1,014	$23	$2,977	$2,877	$100
Operating expenses
Purchased power and fuel	411	403	(8)	1,197	1,093	(104)
Operating and maintenance	277	243	(34)	786	705	(81)
Depreciation and amortization	100	92	(8)	297	277	(20)
Taxes other than income taxes	59	60	1	156	155	(1)
Total operating expenses	847	798	(49)	2,436	2,230	(206)
Operating income	190	216	(26)	541	647	(106)
Other income and (deductions)
Interest expense, net	(52)	(45)	(7)	(149)	(129)	(20)
Other, net	11	8	3	26	23	3
Total other income and (deductions)	(41)	(37)	(4)	(123)	(106)	(17)
Income before income taxes	149	179	(30)	418	541	(123)
Income taxes	3	44	41	8	67	59
Net income	$146	$135	$11	$410	$474	$(64)
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Net income increased by $11 million as compared to the same period in 2022, primarily due to Pennsylvania corporate income tax legislation passed in July 2022 driving a one-time non-cash decrease to net income for 2022, partially offset by an increase in operating expense as a result of higher storm costs.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Net income decreased by $64 million as compared to the same period in 2022, primarily due to increases in operating expenses as a result of higher storm costs, depreciation and amortization expense, and interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	(Decrease) Increase			(Decrease) Increase
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(38)	$—	$(38)	$(96)	$(27)	$(123)
Volume	15	—	15	5	—	5
Pricing	2	6	8	20	35	55
Transmission	23	—	23	24	—	24
Other	(3)	—	(3)	(4)	6	2
	(1)	6	5	(51)	14	(37)
Regulatory required programs	28	(10)	18	145	(8)	137
Total increase	$27	$(4)	$23	$94	$6	$100
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three and nine months ended September 30, 2023 compared to the same period in 2022, Operating revenues related to weather decreased by the impact of unfavorable weather conditions in PECO's service territory.

PECO
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three and nine months ended September 30, 2023 compared to the same period in 2022 and normal weather consisted of the following:

	Three Months Ended September 30,			% Change
PECO Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	18	19	22	(5.3)%	(18.2)%
Cooling Degree-Days	1,064	1,290	1,022	(17.5)%	4.1%
	Nine Months Ended September 30,			% Change
	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	2,236	2,632	2,866	(15.0)%	(22.0)%
Cooling Degree-Days	1,297	1,725	1,408	(24.8)%	(7.9)%
Volume. Electric volume, exclusive of the effects of weather, for the three and nine months ended September 30, 2023 compared to the same period in 2022, increased due to customer mix and load growth. Natural gas volume for the three and nine months ended September 30, 2023 compared to the same period in 2022, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2023	2022			2023	2022
Residential	4,134	4,386	(5.7)%	4.9%	10,186	11,204	(9.1)%	0.7%
Small commercial & industrial	2,070	2,139	(3.2)%	0.8%	5,616	5,889	(4.6)%	—%
Large commercial & industrial	3,830	3,943	(2.9)%	(0.4)%	10,398	10,691	(2.7)%	(0.3)%
Public authorities & electric railroads	152	172	(11.6)%	(10.8)%	464	489	(5.1)%	(5.0)%
Total electric retail deliveries(a)	10,186	10,640	(4.3)%	1.7%	26,664	28,273	(5.7)%	0.1%

	At September 30,
Number of Electric Customers	2023	2022
Residential	1,531,168	1,523,269
Small commercial & industrial	155,932	155,516
Large commercial & industrial	3,111	3,120
Public authorities & electric railroads	10,416	10,393
Total	1,700,627	1,692,298
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2023	2022			2023	2022
Residential	2,134	2,197	(2.9)%	(5.4)%	23,697	28,240	(16.1)%	(3.9)%
Small commercial & industrial	1,939	2,054	(5.6)%	(8.1)%	14,381	16,238	(11.4)%	(1.8)%
Large commercial & industrial	4	6	(33.3)%	(7.1)%	39	20	95.0%	3.6%
Transportation	5,278	5,162	2.2%	8.3%	17,482	18,508	(5.5)%	(2.3)%
Total natural gas retail deliveries(a)	9,355	9,419	(0.7)%	1.1%	55,599	63,006	(11.8)%	(2.9)%

PECO

	At September 30,
Number of Natural Gas Customers	2023	2022
Residential	505,370	500,934
Small commercial & industrial	44,743	46,074
Large commercial & industrial	9	9
Transportation	629	656
Total	550,751	547,673
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three and nine months ended September 30, 2023 compared to the same period in 2022 increased primarily due to an increase in gas distribution rates charged to customers.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.
Other revenue primarily includes revenue related to late payment charges. Other revenue for the three and nine months ended September 30, 2023 compared to the same period in 2022 remained relatively consistent.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $104 million and $8 million for the three and nine months ended September 30, 2023 compared to the same period in 2022, in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.

PECO
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase (Decrease)	Increase (Decrease)
Storm-related costs	$26	$28
BSC costs	11	19
Labor, other benefits, contracting and materials	(7)	15
Pension and non-pension postretirement benefit expense	—	(3)
Credit loss expense	1	(1)
Other	(6)	(5)
	25	53
Regulatory required programs	9	28
Total increase	$34	$81
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase	Increase
Depreciation and amortization(a)	$7	$20
Regulatory asset amortization	1	—
Total increase	$8	$20
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Interest expense, net increased $7 million and $20 million for the three and nine months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase in interest rates and the issuance of debt in 2022 and 2023.
Effective income tax rates were 2.0% and 24.6% for the three months ended September 30, 2023 and 2022, respectively, and 1.9% and 12.4% for the nine months ended September 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$932	$870	$62	$2,986	$2,810	$176
Operating expenses
Purchased power and fuel	380	350	(30)	1,145	1,093	(52)
Operating and maintenance	214	235	21	632	658	26
Depreciation and amortization	161	148	(13)	487	470	(17)
Taxes other than income taxes	80	77	(3)	239	225	(14)
Total operating expenses	835	810	(25)	2,503	2,446	(57)
Operating income	97	60	37	483	364	119
Other income and (deductions)
Interest expense, net	(47)	(39)	(8)	(135)	(110)	(25)
Other, net	6	5	1	14	16	(2)
Total other income and (deductions)	(41)	(34)	(7)	(121)	(94)	(27)
Income before income taxes	56	26	30	362	270	92
Income taxes	11	(7)	(18)	76	3	(73)
Net income	$45	$33	$12	$286	$267	$19
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Net income increased $12 million primarily due to favorable impacts of the multi-year plans, partially offset by an increase in storm costs, an increase in depreciation and amortization, and an increase in interest expense. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Net Income increased $19 million primarily due to favorable impacts of the multi-year plans, partially offset by an increase in storm costs, an increase in depreciation and amortization, and an increase in interest expense. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$19	$4	$23	$61	$33	$94
Transmission	4	—	4	34	—	34
Other	—	1	1	(1)	3	2
	23	5	28	94	36	130
Regulatory required programs	56	(22)	34	106	(60)	46
Total increase (decrease)	$79	$(17)	$62	$200	$(24)	$176
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

BGE

	At September 30,
Number of Electric Customers	2023	2022
Residential	1,208,230	1,200,786
Small commercial & industrial	115,557	115,778
Large commercial & industrial	13,007	12,774
Public authorities & electric railroads	264	266
Total	1,337,058	1,329,604

	At September 30,
Number of Natural Gas Customers	2023	2022
Residential	655,753	653,413
Small commercial & industrial	37,950	38,128
Large commercial & industrial	6,289	6,222
Total	699,992	697,763
Distribution Revenue increased for the three and nine months ended September 30, 2023, compared to the same period in 2022, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and nine months ended September 30, 2023, compared to the same period in 2022, primarily due to increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment, charges, mutual assistance, off-system sales, and service application fees. Other Revenue remained relatively the same for the three and nine months ended September 30, 2023 compared to the same period in 2022.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $30 million and $52 million for the three and nine months ended September 30, 2023 compared to the same period in 2022, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, and materials	$3	$15
Storm-related costs	12	12
Pension and non-pension postretirement benefits expense	2	4
BSC costs	12	18
Credit loss expense	1	(14)
Other(a)	(51)	(62)
	(21)	(27)
Regulatory required programs	—	1
Total decrease	$(21)	$(26)
__________
(a)Primarily relates to the prior year asset impairment of $46 million. See Note 11 - Asset Impairments of the 2022 Form 10-K for additional information.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$9	$22
Regulatory required programs	4	(4)
Regulatory asset amortization	—	(1)
Total increase	$13	$17
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Interest expense, net increased by $25 million for the nine months ended September 30, 2023, respectively compared to the same period in 2022, primarily due to an increase in interest rates and the issuance of debt in 2023 and 2022.
Taxes other than income taxes increased by $14 million for the nine months ended September 30, 2023, respectively, compared to the same period in 2022, primarily due to increased property taxes.
Effective income tax rates were 19.6% and (26.9)% for the three months ended September 30, 2023 and 2022 respectively, and 21.0% and 1.1% for the nine months ended September 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three and nine months ended September 30, 2023 compared to the same period in 2022. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended September 30,		Unfavorable Variance	Nine Months Ended September 30,		Unfavorable Variance
	2023	2022		2023	2022
PHI	$232	$289	$(57)	$490	$518	$(28)
Pepco	120	145	(25)	249	261	(12)
DPL	43	52	(9)	128	130	(2)
ACE	71	94	(23)	122	131	(9)
Other(a)	(2)	(2)	—	(9)	(4)	(5)
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investment activities.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Net Income decreased by $57 million primarily due to an increase in depreciation expense, higher contracting costs partially due to timing of maintenance projects, an increase in credit loss expense at Pepco, higher storm costs at DPL, timing of decoupling revenues in the District of Columbia, timing of excess deferred tax amortization at DPL and ACE, and an increase in various operating expenses, partially offset by higher transmission rates, higher distribution rates at DPL Delaware, and favorable impacts of the Pepco Maryland and DPL Maryland multi-year plans.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Net Income decreased by $28 million primarily due to an increase in environmental liabilities at Pepco, an increase in depreciation expense, an increase in interest expense, unfavorable weather at DPL Delaware electric and natural gas service territories, and an increase in various operating expenses, partially offset by higher transmission rates, higher distribution rates at DPL Delaware, and favorable impacts of the Pepco Maryland and DPL Maryland multi-year plans.

Pepco

Results of Operations — Pepco

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$822	$724	$98	$2,174	$1,919	$255
Operating expenses
Purchased power	288	230	(58)	750	605	(145)
Operating and maintenance	149	121	(28)	440	380	(60)
Depreciation and amortization	112	99	(13)	329	312	(17)
Taxes other than income taxes	109	105	(4)	291	291	—
Total operating expenses	658	555	(103)	1,810	1,588	(222)
Operating income	164	169	(5)	364	331	33
Other income and (deductions)
Interest expense, net	(41)	(37)	(4)	(122)	(111)	(11)
Other, net	18	14	4	50	39	11
Total other income and (deductions)	(23)	(23)	—	(72)	(72)	—
Income before income taxes	141	146	(5)	292	259	33
Income taxes	21	1	(20)	43	(2)	(45)
Net income	$120	$145	$(25)	$249	$261	$(12)
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Net Income decreased by $25 million primarily due to the timing of decoupling revenues in the District of Columbia, higher contracting costs partially due to timing of maintenance projects, an increase in depreciation expense, credit loss expense, interest expense, and various operating expenses, partially offset by favorable impacts of the Maryland multi-year plan and higher transmission rates.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Net Income decreased by $12 million primarily due to an increase in environmental liabilities, depreciation expense, interest expense, and various operating expenses, partially offset by favorable impacts of the Maryland multi-year plan, higher transmission rates, and customer growth.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase (Decrease)	Increase
Distribution	$17	$69
Transmission	16	44
Other	(1)	2
	32	115
Regulatory required programs	66	140
Total increase	$98	$255
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

Pepco

	At September 30,
Number of Electric Customers	2023	2022
Residential	862,321	853,873
Small commercial & industrial	54,082	54,423
Large commercial & industrial	22,952	22,789
Public authorities & electric railroads	205	196
Total	939,560	931,281
Distribution Revenue increased for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to higher rates due to the expiration of customer offsets and favorable impacts of the Maryland multi-year plan, partially offset by the timing of decoupling revenues in the District of Columbia. Distribution revenue increased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to higher rates due to the expiration of customer offsets, favorable impacts of the Maryland multi-year plan, and customer growth.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for both the three and nine months ended September 30, 2023, compared to the same period in 2022, primarily due to increases in underlying costs and capital investment.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $58 million and $145 million for the three and nine months ended September 30, 2023 compared to the same period in 2022, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

Pepco

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase (Decrease)	Increase (Decrease)
BSC and PHISCO costs	$9	$10
Labor, other benefits, contracting and materials(a)	6	29
Credit Loss expense	6	—
Pension and non-pension postretirement benefits expense	3	8
Storm-related costs	(2)	(7)
Other	3	12
	25	52
Regulatory required programs	3	8
Total increase	$28	$60
__________
(a)Primarily reflects an increase in environmental liabilities for the nine months ended September 30, 2023.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$10	$17
Regulatory asset amortization	3	10
Regulatory required programs	—	(10)
Total increase	$13	$17
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net increased by $4 million and $11 million for the three and nine months ended September 30, 2023 compared to the same period in 2022, respectively, primarily due to an increase in interest rates and the issuance of debt in 2022 and 2023.
Other, net increased by $4 million and $11 million for the three and nine months ended September 30, 2023 compared to the same period in 2022, respectively, primarily due to higher AFUDC equity.
Effective income tax rates were 14.9% and 0.7% for the three months ended September 30, 2023 and 2022, respectively, and 14.7% and (0.8)% for the nine months ended September 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$450	$412	$38	$1,273	$1,176	$97
Operating expenses
Purchased power and fuel	201	183	(18)	562	507	(55)
Operating and maintenance	104	84	(20)	278	266	(12)
Depreciation and amortization	62	59	(3)	182	172	(10)
Taxes other than income taxes	19	19	—	57	54	(3)
Total operating expenses	386	345	(41)	1,079	999	(80)
Operating income	64	67	(3)	194	177	17
Other income and (deductions)
Interest expense, net	(18)	(16)	(2)	(53)	(48)	(5)
Other, net	5	3	2	12	9	3
Total other income and (deductions)	(13)	(13)	—	(41)	(39)	(2)
Income before income taxes	51	54	(3)	153	138	15
Income taxes	8	2	(6)	25	8	(17)
Net income	$43	$52	$(9)	$128	$130	$(2)

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Net income decreased $9 million primarily due to an increase in storm costs, depreciation expense, various operating expenses, and the timing of excess deferred tax amortization, partially offset by favorable impacts of the Maryland multi-year plan, higher Delaware electric and natural gas distribution rates, and higher transmission rates.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Net income decreased $2 million primarily due to unfavorable weather conditions at Delaware electric and natural gas service territories, an increase in depreciation expense, and interest expense, partially offset by favorable impacts of the Maryland multi-year plan, higher Delaware electric and natural gas distribution rates, and higher transmission rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	(Decrease) Increase			(Decrease) Increase
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(1)	$—	$(1)	$(11)	$(5)	$(16)
Volume	(1)	—	(1)	(3)	(3)	(6)
Distribution	7	1	8	26	6	32
Transmission	12	—	12	25	—	25
Other	2	—	2	4	1	5
	19	1	20	41	(1)	40
Regulatory required programs	33	(15)	18	64	(7)	57
Total increase (decrease)	$52	$(14)	$38	$105	$(8)	$97
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

DPL

Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended September 30, 2023, compared to the same period in 2022, Operating revenues related to weather remained relatively consistent. During the nine months ended September 30, 2023, compared to the same period in 2022, Operating revenues related to weather decreased due to unfavorable weather conditions in Delaware electric and natural gas service territories.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in the Delaware electric service territory and a 30-year period in the Delaware natural gas service territory. The changes in heating and cooling degree days in the Delaware service territory for the three and nine months ended September 30, 2023 compared to same period in 2022 and normal weather consisted of the following:

	Three Months Ended September 30,			% Change
Delaware Electric Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	37	32	27	15.6%	37.0%
Cooling Degree-Days	996	1,043	911	(4.5)%	9.3%

	Nine Months Ended September 30,			% Change
Delaware Electric Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	2,306	2,828	2,984	(18.5)%	(22.7)%
Cooling Degree-Days	1,249	1,374	1,248	(9.1)%	0.1%

	Three Months Ended September 30,			% Change
Delaware Natural Gas Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	37	32	35	15.6%	5.7%

	Nine Months Ended September 30,			% Change
Delaware Natural Gas Service Territory	2023	2022	Normal	2023 vs. 2022	2023 vs. Normal
Heating Degree-Days	2,306	2,828	3,020	(18.5)%	(23.6)%
Volume, exclusive of the effects of weather, remained relatively consistent for the three months ended September 30, 2023 compared to the same period in 2022 and decreased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to customer usage, partially offset by customer growth.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2023	2022			2023	2022
Residential	995	978	1.7%	0.6%	2,403	2,548	(5.7)%	(0.2)%
Small commercial & industrial	405	400	1.3%	0.6%	1,081	1,107	(2.3)%	(0.1)%
Large commercial & industrial	849	856	(0.8)%	(0.2)%	2,349	2,394	(1.9)%	(0.7)%
Public authorities & electric railroads	7	7	—%	(5.8)%	23	24	(4.2)%	(4.3)%
Total electric retail deliveries(a)	2,256	2,241	0.7%	0.3%	5,856	6,073	(3.6)%	(0.4)%

DPL

	At September 30,
Number of Total Electric Customers (Maryland and Delaware)	2023	2022
Residential	484,425	480,779
Small commercial & industrial	64,101	63,685
Large commercial & industrial	1,245	1,230
Public authorities & electric railroads	593	597
Total	550,364	546,291
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2023	2022			2023	2022
Residential	414	374	10.7%	8.3%	4,781	5,810	(17.7)%	(4.9)%
Small commercial & industrial	350	331	5.7%	4.4%	2,494	2,882	(13.5)%	(0.3)%
Large commercial & industrial	381	397	(4.0)%	(4.0)%	1,166	1,259	(7.4)%	(7.2)%
Transportation	1,119	1,284	(12.9)%	(13.0)%	4,350	4,934	(11.8)%	(7.9)%
Total natural gas deliveries(a)	2,264	2,386	(5.1)%	(5.7)%	12,791	14,885	(14.1)%	(5.2)%

	At September 30,
Number of Delaware Natural Gas Customers	2023	2022
Residential	129,436	129,005
Small commercial & industrial	10,039	10,044
Large commercial & industrial	14	16
Transportation	165	156
Total	139,654	139,221
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Distribution Revenue increased for both the three and nine months ended September 30, 2023 compared to the same period in 2022 primarily due to favorable impacts of the higher electric distribution rates in Delaware that became effective July 2023, favorable impacts of the Maryland multi-year plan that became effective in January 2023, and higher natural gas distribution rates effective in August 2022.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three and nine months ended September 30, 2023 compared to the same period in 2022, transmission revenue increased primarily due to increases in underlying costs and capital investment.
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

DPL

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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $18 million and $55 million for the three and nine months ended September 30, 2023, compared to the same period in 2022, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase	Increase (Decrease)
Storm-related Costs	$7	$5
BSC and PHISCO costs	4	3
Labor and contracting	3	(3)
Credit Loss Expense	2	—
Pension and non-pension postretirement benefits expense	1	4
Other	3	2
	20	11
Regulatory required programs	—	1
Total increase	$20	$12
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$3	$15
Regulatory required programs	—	(4)
Regulatory asset amortization	—	(1)
Total increase	$3	$10
__________
(a)For the three months ended September 30, 2023, reflects ongoing capital expenditures and higher transmission depreciation rates effective September 2022. For the nine months ended September 30, 2023, reflects ongoing capital expenditures, higher distribution depreciation rates in Maryland effective March 2022, and higher transmission depreciation rates effective September 2022.
Interest expense, net increased by $2 million and $5 million for the three and nine months ended September 30, 2023 compared to the same period in 2022, respectively, primarily due to an increase in interest rates and the issuance of debt in 2022 and 2023.
Effective income tax rates were 15.7% and 3.7% for the three months ended September 30, 2023 and 2022, respectively, and 16.3% and 5.8% for the nine months ended September 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
Operating revenues	$502	$462	$40	$1,172	$1,120	$52
Operating expenses
Purchased power	221	197	(24)	493	497	4
Operating and maintenance	94	80	(14)	259	251	(8)
Depreciation and amortization	77	74	(3)	212	192	(20)
Taxes other than income taxes	2	2	—	7	7	—
Total operating expenses	394	353	(41)	971	947	(24)
Operating income	108	109	(1)	201	173	28
Other income and (deductions)
Interest expense, net	(19)	(17)	(2)	(52)	(49)	(3)
Other, net	5	3	2	13	9	4
Total other income and (deductions)	(14)	(14)	—	(39)	(40)	1
Income before income taxes	94	95	(1)	162	133	29
Income taxes	23	1	(22)	40	2	(38)
Net income	$71	$94	$(23)	$122	$131	$(9)
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Net income decreased by $23 million primarily due to timing of excess deferred tax amortization and an increase in depreciation expense and various operating expenses.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Net income decreased by $9 million primarily due to an increase in depreciation expense and various operating expenses, partially offset by higher transmission rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase (Decrease)	Increase (Decrease)
Distribution	$15	$27
Transmission	5	30
Other	(1)	(1)
	19	56
Regulatory required programs	21	(4)
Total increase	$40	$52
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

ACE

	At September 30,
Number of Electric Customers	2023	2022
Residential	504,330	501,869
Small commercial & industrial	62,410	62,204
Large commercial & industrial	2,980	3,075
Public authorities & electric railroads	729	731
Total	570,449	567,879
Distribution Revenue increased for both the three and nine months ended September 30, 2023 compared to the same period in 2022 due to higher distribution rates primarily due to the expiration of customer credits related to the TCJA tax benefits.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for both the three and nine months ended September 30, 2023 compared to the same period in 2022, primarily due to increases in underlying costs and capital investment.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $24 million and decrease of $4 million for the three and nine months ended September 30, 2023 compared to the same period in 2022, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase	Increase (Decrease)
BSC and PHISCO costs	$5	$6
Labor and contracting	5	2
Storm-related costs	3	—
Pension and non-pension postretirement benefits expense	—	1
Other	1	1
	14	10
Regulatory required programs(a)	—	(2)
Total increase	$14	$8
__________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Increase (Decrease)	Increase
Depreciation and amortization(a)	$6	$19
Regulatory required programs(b)	(3)	1
Total increase	$3	$20
__________
(a)Reflects ongoing capital expenditures and higher transmission depreciation rates effective September 2022.
(b)For the nine months ended September 30, 2023, regulatory required programs increased primarily due to the regulatory asset amortization of the PPA termination obligation which is fully offset in Operating revenues.
Interest expense, net increased by $2 million and $3 million for the three and nine months ended September 30, 2023 compared to the same period in 2022, respectively, primarily due to an increase in interest rates and the issuance of debt in 2022 and 2023.
Effective income tax rates were 24.5% and 1.1% for the three months ended September 30, 2023 and 2022, respectively, and 24.7% and 1.5% for the nine months ended September 30, 2023 and 2022, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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

The following table provides a summary of the change in cash flows from operating activities for the nine months ended September 30, 2023 and 2022 by Registrant:

(Decrease) increase in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$(28)	$116	$(64)	$19	$(28)	$(12)	$(2)	$(9)
Adjustments to reconcile net income to cash:
Non-cash operating activities	(790)	(268)	(85)	(90)	58	62	(6)	4
Option premiums (paid), net	39	—	—	—	—	—	—	—
Collateral (paid) received, net	(1,639)	(41)	—	(147)	(421)	(72)	(234)	(115)
Income taxes	47	50	46	39	40	40	11	(1)
Pension and non-pension postretirement benefit contributions	499	153	12	49	60	—	1	6
Regulatory assets and liabilities, net	294	251	28	(38)	80	37	56	(22)
Changes in working capital and other assets and liabilities	729	(118)	184	276	48	77	20	(53)
(Decrease) increase in cash flows from operating activities	$(849)	$143	$121	$108	$(163)	$132	$(154)	$(190)
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. See above for additional information related to cash flows from Generation. Significant operating cash flow impacts for the Registrants and Generation for the nine months ended September 30, 2023 and 2022 were as follows:
•See Note 15 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether the Registrant was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties decreased due to decreasing energy prices. See Note 9 — Derivative Financial Instruments for additional information.
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
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differs from the recovery period of those costs. Included within the changes is energy efficiency spend for ComEd of $428 million and $394 million for the nine months ended September 30, 2023 and 2022, respectively. Also included within the changes is energy efficiency and demand response programs spend for BGE, Pepco, DPL and ACE of $102 million, $49 million, $19 million, and $14 million for the nine months ended September 30, 2023 and $83 million, $50 million, $21 million, and $7 million for the nine months ended September 30, 2022, respectively. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the nine months ended September 30, 2023 and 2022. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $406 million and for Generation total $323 million. The change for Generation primarily relates to the revolving accounts receivable financing arrangement which was entered into in April 2020. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the nine months ended September 30, 2023, the established pricing resulted in ComEd owing payments to nuclear-powered generating facilities, which is reported within the cash flows from operations as a change in accounts payable and accrued expense.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the nine months ended September 30, 2023 and 2022 by Registrant:

Decrease in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(361)	$(125)	$(77)	$(68)	$(336)	$(115)	$(122)	$(92)
Investment in NDT fund sales, net	28	—	—	—	—	—	—	—
Collection of DPP	(169)	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(16)	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	(51)	—	—	(7)	15	—
Other investing activities	(11)	(13)	(7)	(1)	3	6	(2)	(1)
Decrease in cash flows from investing activities	$(529)	$(138)	$(135)	$(69)	$(333)	$(116)	$(109)	$(93)
Significant investing cash flow impacts for the Registrants for nine months ended September 30, 2023 and 2022 were as follows:
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
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the nine months ended September 30, 2023 and 2022 by Registrant:

Increase (decrease) in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$(756)	$(133)	$(239)	$(375)	$227	$(124)	$34	$317
Long-term debt, net	357	225	100	150	(65)	35	—	(100)
Changes in intercompany money pool	—	—	—	—	(18)	(25)	—	17
Issuance of common stock	(563)	—	—	—	—	—	—	—
Dividends paid on common stock	(75)	(126)	(4)	(12)	—	200	(2)	17
Distributions to member	—	—	—	—	215	—	—	—
Contributions from parent/member	—	67	74	51	(312)	(157)	(48)	(110)
Transfer of cash, restricted cash, and cash equivalents to Constellation	2,594	—	—	—	—	—	—	—
Other financing activities	24	(2)	8	1	(18)	(18)	(2)	1
Increase (decrease) in cash flows from financing activities	$1,581	$31	$(61)	$(185)	$29	$(89)	$(18)	$142
Significant financing cash flow impacts for the Registrants for the nine months ended September 30, 2023 and 2022 were as follows:
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
During the nine months ended September 30, 2023, the following long-term debt was retired and/or redeemed:

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
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the nine months ended September 30, 2023 and for the fourth quarter of 2023 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2023	February 14, 2023	February 27, 2023	March 10, 2023	$0.3600
Second Quarter 2023	April 25, 2023	May 15, 2023	June 9, 2023	$0.3600
Third Quarter 2023	July 25, 2023	August 15, 2023	September 8, 2023	$0.3600
Fourth Quarter 2023	November 1, 2023	November 15, 2023	December 8, 2023	$0.3600
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2023. The 2023 quarterly dividend will be $0.36 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.2 billion was available to support additional commercial paper as of September 30, 2023, and of which no financial institution has more than 6% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the nine months ended September 30, 2023 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2022 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”) with certain sales agents and forward sellers and certain forward purchasers establishing an ATM equity distribution program under which it may offer and sell shares of its common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of common stock under the Equity Distribution Agreement and may at any time suspend or terminate offers and sales under the Equity Distribution Agreement. As of September 30, 2023, Exelon has not issued any shares of common stock under the ATM program and has not entered into any forward sale agreements.

The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at September 30, 2023 and available credit facility capacity prior to any incremental collateral at September 30, 2023:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$1	$—	$718
PECO	1	20	600
BGE	3	30	539
Pepco	4	—	300
DPL	4	9	300
ACE	2	—	127
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of September 30, 2023, the most recent estimates of capital expenditures for plant additions and improvements for 2023 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$7,300
ComEd	400	2,175	N/A	2,575
PECO	175	925	325	1,425
BGE	225	625	500	1,350
PHI	550	1,275	100	1,925
Pepco	250	675	N/A	925
DPL	175	300	100	575
ACE	125	300	N/A	425
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
The credit ratings for Exelon Corporate, PECO, BGE, PHI, Pepco, DPL, and ACE did not change for the nine months ended September 30, 2023. On July 26, 2023, S&P raised ComEd's long-term issuer credit rating from 'BBB+' to a 'A-'. S&P also affirmed the current 'A' rating on ComEd's senior secured debt and 'A-2' short-term rating, which influences long and short-term borrowing cost.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of September 30, 2023, are presented in the following table:

	During the Nine Months Ended September 30, 2023		At September 30, 2023
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$510	$—	$178
PECO	305	(238)	51
BSC	—	(350)	(212)
PHI Corporate	—	(62)	(62)
PCI	45	—	45

	During the Nine Months Ended September 30, 2023		At September 30, 2023
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	(Borrowed) Contributed
Pepco	$39	$(55)	$7
DPL	111	—	10
ACE	—	(95)	(17)
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
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At September 30, 2023
	Short-term Financing Authority (e)			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(a)	FERC	December 31, 2023	$2,500	ICC	January 1, 2025	$368
PECO	FERC	December 31, 2023	1,500	PAPUC	December 31, 2024	550
BGE(b)	FERC	December 31, 2023	700	MDPSC	N/A	1,100
Pepco(c)	FERC	December 31, 2023	500	MDPSC / DCPSC	December 31, 2025	1,050
DPL(c)	FERC	December 31, 2023	500	MDPSC / DEPSC	December 31, 2025	1,075
ACE(d)	NJBPU	December 31, 2023	350	NJBPU	December 31, 2024	625
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
(e)On October 2, 2023, ComEd, PECO, BGE, Pepco, and DPL filed applications with FERC for renewal of their short-term financing authority through December 31, 2025. ComEd, PECO, BGE, Pepco, and DPL expect approval of their applications by December 31, 2023.

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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2023	2024	2025	2026	2027	2028 and Beyond
Prices based on model or other valuation methods (Level 3)	$(10)	$(18)	$(17)	$(17)	$(17)	$(55)	$(134)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
ITEM 4.    CONTROLS AND PROCEDURES
During the third quarter of 2023, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of September 30, 2023, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At September 30, 2023, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2022 Form 10-K in ITEM 1A. RISK FACTORS, except for the following risk factor, which was amended.
The activities associated with the past Deferred Prosecution Agreement and the now resolved associated SEC investigation could have a material adverse effect on Exelon’s and ComEd’s reputation and relationship with legislators, regulators and customers that could affect their ability to achieve actions and approvals (Exelon and ComEd).
On July 17, 2020, ComEd entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Northern District of Illinois (USAO) to resolve the USAO’s investigation into Exelon’s and ComEd’s lobbying activities in the State of Illinois. Exelon was not made a party to the DPA and no charges were brought against Exelon. Under the DPA, the USAO filed a single charge alleging that ComEd improperly gave and offered to give jobs, vendor subcontracts, and payments associated with those jobs and subcontracts for the benefit of the Speaker of the Illinois House of Representatives and the Speaker’s associates, with the intent to influence the Speaker’s action regarding legislation affecting ComEd’s interests. The DPA provided that the USAO would defer any prosecution of such charge and any other criminal or civil case against ComEd in connection with the matters identified therein for a three-year period, which expired, and the pending charge was dismissed in July 2023. In October 2019, the SEC notified Exelon and ComEd that it had opened an investigation into their lobbying activities in the state of Illinois. On September 28, 2023, Exelon and ComEd reached a settlement with the SEC to fully resolve the matter.
The DPA and the settlement with the SEC could have a material adverse impact on Exelon’s and ComEd’s reputation or relationships with regulatory and legislative authorities, customers, and other stakeholders. Those impacts could affect, or make more difficult, their efforts to achieve actions or approvals associated with operations. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for more information regarding the DPA and SEC settlement.

ITEM 5.    OTHER INFORMATION
All Registrants
None.

ITEM 6.    EXHIBITS
Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities and Exchange Act of 1934, as amended. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the applicable Registrant and its subsidiaries on a consolidated basis and the relevant. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.
Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed by the following officers for the following companies:

Exelon Corporation
Exhibit No.	Description
31-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

31-2	Filed by Jeanne M. Jones for Exelon Corporation

Commonwealth Edison Company
Exhibit No.	Description
31-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

31-4	Filed by Joshua S. Levin for Commonwealth Edison Company

PECO Energy Company
Exhibit No.	Description
31-5	Filed by Michael A. Innocenzo for PECO Energy Company

31-6	Filed by Marissa Humphrey for PECO Energy Company

Baltimore Gas and Electric Company
Exhibit No.	Description
31-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

31-8	Filed by David M. Vahos for Baltimore Gas and Electric Company

Pepco Holdings LLC
Exhibit No.	Description
31-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

31-10	Filed by Phillip S. Barnett for Pepco Holdings LLC

Potomac Electric Power Company
Exhibit No.	Description
31-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

31-12	Filed by Phillip S. Barnett for Potomac Electric Power Company

Delmarva Power & Light Company
Exhibit No.	Description
31-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

31-14	Filed by Phillip S. Barnett for Delmarva Power & Light Company

Atlantic City Electric Company
Exhibit No.	Description
31-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

31-16	Filed by Phillip S. Barnett for Atlantic City Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed by the following officers for the following companies:

Exelon Corporation
Exhibit No.	Description
32-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

32-2	Filed by Jeanne M. Jones for Exelon Corporation

Commonwealth Edison Company
Exhibit No.	Description
32-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

32-4	Filed by Joshua S. Levin for Commonwealth Edison Company

PECO Energy Company
Exhibit No.	Description
32-5	Filed by Michael A. Innocenzo for PECO Energy Company

32-6	Filed by Marissa Humphrey for PECO Energy Company

Baltimore Gas and Electric Company
Exhibit No.	Description
32-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

32-8	Filed by David M. Vahos for Baltimore Gas and Electric Company

Pepco Holdings LLC
Exhibit No.	Description
32-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

32-10	Filed by Phillip S. Barnett for Pepco Holdings LLC

Potomac Electric Power Company
Exhibit No.	Description
32-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

32-12	Filed by Phillip S. Barnett for Potomac Electric Power Company

Delmarva Power & Light Company
Exhibit No.	Description
32-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

32-14	Filed by Phillip S. Barnett for Delmarva Power & Light Company

Atlantic City Electric Company
Exhibit No.	Description
32-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

32-16	Filed by Phillip S. Barnett for Atlantic City Electric Company

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
November 2, 2023

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMONWEALTH EDISON COMPANY

/s/ GIL C. QUINIONES	/s/ JOSHUA S. LEVIN
Gil C. Quiniones	Joshua S. Levin
Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ STEVEN J. CICHOCKI
Steven J. Cichocki
Director, Accounting (Principal Accounting Officer)
November 2, 2023

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
November 2, 2023

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
November 2, 2023

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
November 2, 2023

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
November 2, 2023

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
November 2, 2023

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
November 2, 2023