Form 10-Q
period 2024-03-31
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2024-05-02
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
(a Pennsylvania corporation) 2301 Market Street P.O. Box 8699 Philadelphia, Pennsylvania 19101-8699 (215) 841-4000

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
	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of March 31, 2024 was:

Exelon Corporation Common Stock, without par value	1,000,025,124
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,409
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2023 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2023 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ATM	At the market
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
CMC	Carbon Mitigation Credit
CODMs	Chief Operating Decision Makers
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DSIC	Distribution System Improvement Charge
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
ETAC	Energy Transition Assistance Charge
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
IIJA	Infrastructure Investment and Jobs Act
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MRP	Multi-Year Rate Plan
MWh	Megawatt hour
N/A	Not applicable
NAV	Net Asset Value

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
NJBPU	New Jersey Board of Public Utilities
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PRPs	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
TCJA	Tax Cuts and Jobs Act
ZEC	Zero Emission Credit or Zero Emission Certificate

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
The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, as well as the items discussed in (1) the 2023 Form 10-K in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 18, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 11, Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants.
Investors are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.
WHERE TO FIND MORE INFORMATION
The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that the Registrants file electronically with the SEC. These documents are also available to the public from commercial document retrieval services and free of charge at the Registrants' website at www.exeloncorp.com. Information contained on the Registrants' website shall not be deemed incorporated into, or to be a part of, this Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Operating revenues
Electric operating revenues	$5,198	$4,462
Natural gas operating revenues	739	822
Revenues from alternative revenue programs	106	279
Total operating revenues	6,043	5,563
Operating expenses
Purchased power	2,197	1,733
Purchased fuel	213	358
Operating and maintenance	1,271	1,151
Depreciation and amortization	879	860
Taxes other than income taxes	371	355
Total operating expenses	4,931	4,457
Gain on sale of assets and businesses	2	—
Operating income	1,114	1,106
Other income and (deductions)
Interest expense, net	(462)	(406)
Interest expense to affiliates	(6)	(6)
Other, net	75	109
Total other income and (deductions)	(393)	(303)
Income before income taxes	721	803
Income taxes	63	134
Net income attributable to common shareholders	$658	$669

Comprehensive income, net of income taxes
Net income	$658	$669
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	5	3
Pension and non-pension postretirement benefit plans valuation adjustments	(24)	(10)
Unrealized gains on cash flow hedges	33	6
Other comprehensive income (loss)	14	(1)
Comprehensive income attributable to common shareholders	$672	$668

Average shares of common stock outstanding:
Basic	1,000	995
Assumed exercise and/or distributions of stock-based awards(a)	1	1
Diluted	1,001	996

Earnings per average common share
Basic	$0.66	$0.67
Diluted	$0.66	$0.67
__________
(a)The dilutive effects of stock-based compensation awards are calculated using the treasury stock method for all periods presented.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$658	$669
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	880	860
Gain on sales of assets and businesses	(2)	—
Deferred income taxes and amortization of investment tax credits	46	113
Net fair value changes related to derivatives	1	—
Other non-cash operating activities	39	(138)
Changes in assets and liabilities:
Accounts receivable	(309)	106
Inventories	12	102
Accounts payable and accrued expenses	(238)	(482)
Collateral received (paid), net	7	(214)
Income taxes	21	23
Regulatory assets and liabilities, net	252	(324)
Pension and non-pension postretirement benefit contributions	(111)	(44)
Other assets and liabilities	(264)	(187)
Net cash flows provided by operating activities	992	484
Cash flows from investing activities
Capital expenditures	(1,767)	(1,881)
Proceeds from sales of assets and businesses	2	—
Other investing activities	(2)	10
Net cash flows used in investing activities	(1,767)	(1,871)
Cash flows from financing activities
Changes in short-term borrowings	(317)	(1,130)
Proceeds from short-term borrowings with maturities greater than 90 days	150	—
Repayments on short-term borrowings with maturities greater than 90 days	(150)	(150)
Issuance of long-term debt	2,625	3,925
Retirement of long-term debt	(901)	(857)
Dividends paid on common stock	(381)	(358)
Proceeds from employee stock plans	11	10
Other financing activities	(55)	(60)
Net cash flows provided by financing activities	982	1,380
Increase (decrease) in cash, restricted cash, and cash equivalents	207	(7)
Cash, restricted cash, and cash equivalents at beginning of period	1,101	1,090
Cash, restricted cash, and cash equivalents at end of period	$1,308	$1,083

Supplemental cash flow information
Decrease in capital expenditures not paid	$(117)	$(201)
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$720	$445
Restricted cash and cash equivalents	489	482
Accounts receivable
Customer accounts receivable	2,896	2,659
Customer allowance for credit losses	(346)	(317)
Customer accounts receivable, net	2,550	2,342
Other accounts receivable	1,131	1,101
Other allowance for credit losses	(96)	(82)
Other accounts receivable, net	1,035	1,019
Inventories, net
Fossil fuel	37	94
Materials and supplies	751	707
Regulatory assets	2,035	2,215
Other	595	473
Total current assets	8,212	7,777
Property, plant, and equipment (net of accumulated depreciation and amortization of $17,711 and $17,251 as of March 31, 2024 and December 31, 2023, respectively)	74,604	73,593
Deferred debits and other assets
Regulatory assets	8,701	8,698
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	3,382	3,232
Investments	263	251
Other	1,419	1,365
Total deferred debits and other assets	20,395	20,176
Total assets	$103,211	$101,546
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$2,206	$2,523
Long-term debt due within one year	503	1,403
Accounts payable	2,814	2,846
Accrued expenses	1,076	1,375
Payables to affiliates	5	5
Customer deposits	419	411
Regulatory liabilities	400	389
Mark-to-market derivative liabilities	29	74
Unamortized energy contract liabilities	7	8
Other	516	557
Total current liabilities	7,975	9,591
Long-term debt	42,271	39,692
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	12,199	11,956
Regulatory liabilities	9,706	9,576
Pension obligations	1,569	1,571
Non-pension postretirement benefit obligations	523	527
Asset retirement obligations	270	267
Mark-to-market derivative liabilities	80	106
Unamortized energy contract liabilities	25	27
Other	2,142	2,088
Total deferred credits and other liabilities	26,514	26,118
Total liabilities	77,150	75,791
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 1,000 shares and 999 shares outstanding as of March 31, 2024 and December 31, 2023, respectively)	21,129	21,114
Treasury stock, at cost (2 shares as of March 31, 2024 and December 31, 2023)	(123)	(123)
Retained earnings	5,767	5,490
Accumulated other comprehensive loss, net	(712)	(726)
Total shareholders’ equity	26,061	25,755
Total liabilities and shareholders’ equity	$103,211	$101,546

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2023	1,001,249	$21,114	$(123)	$5,490	$(726)	$25,755
Net income	—	—	—	658	—	658
Long-term incentive plan activity	333	2	—	—	—	2
Employee stock purchase plan issuances	276	13	—	—	—	13
Common stock dividends ($0.38/common share)	—	—	—	(381)		(381)
Other comprehensive income, net of income taxes	—	—	—	—	14	14
Balance at March 31, 2024	1,001,858	$21,129	$(123)	$5,767	$(712)	$26,061

	Three Months Ended March 31, 2023
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2022	995,830	$20,908	$(123)	$4,597	$(638)	$24,744
Net income	—	—	—	669	—	669
Long-term incentive plan activity	306	1	—	—	—	1
Employee stock purchase plan issuances	266	12	—	—	—	12
Common stock dividends ($0.36/common share)	—	—	—	(359)	—	(359)
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	(1)
Balance at March 31, 2023	996,402	$20,921	$(123)	$4,907	$(639)	$25,066

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating revenues
Electric operating revenues	$2,074	$1,511
Revenues from alternative revenue programs	19	153
Operating revenues from affiliates	2	3
Total operating revenues	2,095	1,667
Operating expenses
Purchased power	907	488
Operating and maintenance	318	254
Operating and maintenance from affiliates	100	83
Depreciation and amortization	362	338
Taxes other than income taxes	94	93
Total operating expenses	1,781	1,256
Operating income	314	411
Other income and (deductions)
Interest expense, net	(119)	(114)
Interest expense to affiliates	(3)	(3)
Other, net	20	18
Total other income and (deductions)	(102)	(99)
Income before income taxes	212	312
Income taxes	19	71
Net income	$193	$241
Comprehensive income	$193	$241

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$193	$241
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	362	338
Deferred income taxes and amortization of investment tax credits	(1)	55
Other non-cash operating activities	(6)	(153)
Changes in assets and liabilities:
Accounts receivable	(133)	96
Receivables from and payables to affiliates, net	—	10
Inventories	(11)	(21)
Accounts payable and accrued expenses	(116)	(306)
Collateral received (paid), net	8	(4)
Income taxes	21	15
Regulatory assets and liabilities, net	315	(338)
Pension and non-pension postretirement benefit contributions	(5)	(23)
Other assets and liabilities	(67)	(22)
Net cash flows provided by (used in) operating activities	560	(112)
Cash flows from investing activities
Capital expenditures	(594)	(617)
Other investing activities	1	1
Net cash flows used in investing activities	(593)	(616)
Cash flows from financing activities
Changes in short-term borrowings	128	(18)
Repayments on short-term borrowings with maturities greater than 90 days	—	(150)
Issuance of long-term debt	—	975
Dividends paid on common stock	(194)	(187)
Contributions from parent	39	186
Other financing activities	1	(11)
Net cash flows (used in) provided by financing activities	(26)	795
(Decrease) increase in cash, restricted cash, and cash equivalents	(59)	67
Cash, restricted cash, and cash equivalents at beginning of period	686	511
Cash, restricted cash, and cash equivalents at end of period	$627	$578

Supplemental cash flow information
Decrease in capital expenditures not paid	$(74)	$(35)
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$100	$110
Restricted cash and cash equivalents	428	402
Accounts receivable
Customer accounts receivable	1,003	860
Customer allowance for credit losses	(82)	(69)
Customer accounts receivable, net	921	791
Other accounts receivable	230	242
Other allowance for credit losses	(19)	(17)
Other accounts receivable, net	211	225
Receivables from affiliates	3	3
Inventories, net	289	279
Regulatory assets	1,137	1,335
Other	141	123
Total current assets	3,230	3,268
Property, plant, and equipment (net of accumulated depreciation and amortization of $7,409 and $7,222 as of March 31, 2024 and December 31, 2023, respectively)	29,371	29,088
Deferred debits and other assets
Regulatory assets	2,706	2,794
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	3,078	2,954
Investments	6	6
Prepaid pension asset	1,207	1,217
Other	909	875
Total deferred debits and other assets	10,531	10,471
Total assets	$43,132	$42,827
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$730	$602
Long-term debt due within one year	250	250
Accounts payable	859	867
Accrued expenses	414	576
Payables to affiliates	72	72
Customer deposits	122	118
Regulatory liabilities	191	191
Mark-to-market derivative liabilities	29	27
Other	214	219
Total current liabilities	2,881	2,922
Long-term debt	11,237	11,236
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,384	5,327
Regulatory liabilities	7,697	7,493
Asset retirement obligations	150	149
Non-pension postretirement benefits obligations	163	161
Mark-to-market derivative liabilities	79	106
Other	935	865
Total deferred credits and other liabilities	14,408	14,101
Total liabilities	28,731	28,464
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	10,440	10,401
Retained earnings	2,373	2,374
Total shareholders’ equity	14,401	14,363
Total liabilities and shareholders’ equity	$43,132	$42,827

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2023	$1,588	$10,401	$2,374	$14,363
Net income	—	—	193	193
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at March 31, 2024	$1,588	$10,440	$2,373	$14,401

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2022	$1,588	$9,746	$2,030	$13,364
Net income	—	—	241	241
Common stock dividends	—	—	(187)	(187)
Contributions from parent	—	186	—	186
Balance at March 31, 2023	$1,588	$9,932	$2,084	$13,604
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating revenues
Electric operating revenues	$782	$798
Natural gas operating revenues	272	316
Revenues from alternative revenue programs	(2)	(4)
Operating revenues from affiliates	2	2
Total operating revenues	1,054	1,112
Operating expenses
Purchased power	306	330
Purchased fuel	97	154
Operating and maintenance	235	219
Operating and maintenance from affiliates	58	51
Depreciation and amortization	104	98
Taxes other than income taxes	51	50
Total operating expenses	851	902
Gain on sales of assets	2	—
Operating income	205	210
Other income and (deductions)
Interest expense, net	(52)	(45)
Interest expense to affiliates	(3)	(3)
Other, net	9	8
Total other income and (deductions)	(46)	(40)
Income before income taxes	159	170
Income taxes	10	4
Net income	$149	$166
Comprehensive income	$149	$166
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$149	$166
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	104	98
Gain on sales of assets	(2)	—
Deferred income taxes and amortization of investment tax credits	(8)	(16)
Other non-cash operating activities	20	32
Changes in assets and liabilities:
Accounts receivable	(75)	36
Receivables from and payables to affiliates, net	4	8
Inventories	19	60
Accounts payable and accrued expenses	(63)	(176)
Income taxes	19	20
Regulatory assets and liabilities, net	(20)	15
Pension and non-pension postretirement benefit contributions	(2)	—
Other assets and liabilities	(104)	(75)
Net cash flows provided by operating activities	41	168
Cash flows from investing activities
Capital expenditures	(361)	(335)
Other investing activities	2	—
Net cash flows used in investing activities	(359)	(335)
Cash flows from financing activities
Changes in short-term borrowings	(165)	(94)
Dividends paid on common stock	(100)	(101)
Contributions from parent	580	330
Net cash flows provided by financing activities	315	135
Decrease in cash, restricted cash, and cash equivalents	(3)	(32)
Cash, restricted cash, and cash equivalents at beginning of period	51	68
Cash, restricted cash, and cash equivalents at end of period	$48	$36

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$5	$(9)
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$39	$42
Restricted cash and cash equivalents	9	9
Accounts receivable
Customer accounts receivable	562	527
Customer allowance for credit losses	(107)	(95)
Customer accounts receivable, net	455	432
Other accounts receivable	160	117
Other allowance for credit losses	(13)	(8)
Other accounts receivable, net	147	109
Receivables from affiliates	—	2
Inventories, net
Fossil fuel	22	50
Materials and supplies	76	67
Prepaid utility taxes	128	2
Regulatory assets	128	127
Other	78	63
Total current assets	1,082	903
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,149 and $4,097 as of March 31, 2024 and December 31, 2023, respectively)	13,399	13,128
Deferred debits and other assets
Regulatory assets	834	793
Receivable related to Regulatory Agreement Units	304	278
Investments	37	35
Prepaid pension asset	432	429
Other	28	29
Total deferred debits and other assets	1,635	1,564
Total assets	$16,116	$15,595
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$165
Accounts payable	524	512
Accrued expenses	198	236
Payables to affiliates	41	39
Customer deposits	78	79
Renewable energy credit obligation	54	36
Regulatory liabilities	83	92
Other	31	23
Total current liabilities	1,009	1,182
Long-term debt	5,134	5,134
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,349	2,321
Regulatory liabilities	340	314
Asset retirement obligations	27	26
Non-pension postretirement benefits obligations	287	286
Other	88	79
Total deferred credits and other liabilities	3,091	3,026
Total liabilities	9,418	9,526
Commitments and contingencies
Shareholder’s equity
Common stock	4,630	4,050
Retained earnings	2,068	2,019
Total shareholder’s equity	6,698	6,069
Total liabilities and shareholder's equity	$16,116	$15,595
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$4,050	$2,019	$6,069
Net income	—	149	149
Common stock dividends	—	(100)	(100)
Contributions from parent	580	—	580
Balance at March 31, 2024	$4,630	$2,068	$6,698

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$3,702	$1,861	$5,563
Net income	—	166	166
Common stock dividends	—	(101)	(101)
Contributions from parent	330	—	330
Balance at March 31, 2023	$4,032	$1,926	$5,958
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating revenues
Electric operating revenues	$857	$780
Natural gas operating revenues	395	409
Revenues from alternative revenue programs	43	65
Operating revenues from affiliates	2	3
Total operating revenues	1,297	1,257
Operating expenses
Purchased power	377	343
Purchased fuel	87	149
Operating and maintenance	205	168
Operating and maintenance from affiliates	59	54
Depreciation and amortization	150	167
Taxes other than income taxes	89	83
Total operating expenses	967	964
Operating income	330	293
Other income and (deductions)
Interest expense, net	(50)	(44)
Other, net	8	3
Total other income and (deductions)	(42)	(41)
Income before income taxes	288	252
Income taxes	24	52
Net income	$264	$200
Comprehensive income	$264	$200
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$264	$200
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	150	167
Deferred income taxes and amortization of investment tax credits	(4)	24
Other non-cash operating activities	(21)	(32)
Changes in assets and liabilities:
Accounts receivable	(95)	43
Receivables from and payables to affiliates, net	2	(3)
Inventories	14	62
Accounts payable and accrued expenses	21	(96)
Collateral paid, net	—	(22)
Income taxes	29	29
Regulatory assets and liabilities, net	—	(31)
Pension and non-pension postretirement benefit contributions	(25)	(8)
Other assets and liabilities	(18)	(24)
Net cash flows provided by operating activities	317	309
Cash flows from investing activities
Capital expenditures	(324)	(350)
Other investing activities	8	3
Net cash flows used in investing activities	(316)	(347)
Cash flows from financing activities
Changes in short-term borrowings	70	(165)
Dividends paid on common stock	(92)	(80)
Contributions from parent	—	237
Net cash flows used in financing activities	(22)	(8)
Decrease in cash, restricted cash, and cash equivalents	(21)	(46)
Cash, restricted cash, and cash equivalents at beginning of period	48	67
Cash, restricted cash, and cash equivalents at end of period	$27	$21

Supplemental cash flow information
Decrease in capital expenditures not paid	$(8)	$(70)
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$27	$47
Restricted cash and cash equivalents	—	1
Accounts receivable
Customer accounts receivable	618	527
Customer allowance for credit losses	(52)	(46)
Customer accounts receivable, net	566	481
Other accounts receivable	104	106
Other allowance for credit losses	(7)	(7)
Other accounts receivable, net	97	99
Inventories, net
Fossil fuel	13	35
Materials and supplies	82	74
Prepaid utility taxes	54	56
Regulatory assets	237	229
Other	18	25
Total current assets	1,094	1,047
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,817 and $4,744 as of March 31, 2024 and December 31, 2023, respectively)	12,291	12,102
Deferred debits and other assets
Regulatory assets	742	727
Investments	10	9
Prepaid pension asset	253	248
Other	54	51
Total deferred debits and other assets	1,059	1,035
Total assets	$14,444	$14,184
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$406	$336
Accounts payable	338	344
Accrued expenses	249	203
Payables to affiliates	37	35
Customer deposits	115	114
Regulatory liabilities	26	27
Other	24	34
Total current liabilities	1,195	1,093
Long-term debt	4,602	4,602
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,016	1,945
Regulatory liabilities	699	773
Asset retirement obligations	32	32
Non-pension postretirement benefits obligations	153	158
Other	85	91
Total deferred credits and other liabilities	2,985	2,999
Total liabilities	8,782	8,694
Commitments and contingencies
Shareholder's equity
Common stock	3,246	3,246
Retained earnings	2,416	2,244
Total shareholder's equity	5,662	5,490
Total liabilities and shareholder's equity	$14,444	$14,184

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,246	$2,244	$5,490
Net income	—	264	264
Common stock dividends	—	(92)	(92)
Balance at March 31, 2024	$3,246	$2,416	$5,662

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$2,861	$2,075	$4,936
Net income	—	200	200
Common stock dividends	—	(80)	(80)
Contributions from parent	237	—	237
Balance at March 31, 2023	$3,098	$2,195	$5,293
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating revenues
Electric operating revenues	$1,485	$1,371
Natural gas operating revenues	72	97
Revenues from alternative revenue programs	46	65
Operating revenues from affiliates	3	3
Total operating revenues	1,606	1,536
Operating expenses
Purchased power	607	572
Purchased fuel	29	55
Operating and maintenance	274	267
Operating and maintenance from affiliates	51	42
Depreciation and amortization	246	241
Taxes other than income taxes	128	120
Total operating expenses	1,335	1,297
Operating income	271	239
Other income and (deductions)
Interest expense, net	(90)	(76)
Other, net	27	26
Total other income and (deductions)	(63)	(50)
Income before income taxes	208	189
Income taxes	40	34
Net income	$168	$155
Comprehensive income	$168	$155
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$168	$155
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	246	241
Deferred income taxes and amortization of investment tax credits	16	13
Other non-cash operating activities	9	(7)
Changes in assets and liabilities:
Accounts receivable	1	98
Inventories	(11)	4
Accounts payable and accrued expenses	(23)	(88)
Collateral paid, net	—	(189)
Income taxes	24	20
Regulatory assets and liabilities, net	(42)	27
Pension and non-pension postretirement benefit contributions	(72)	(7)
Other assets and liabilities	(27)	(11)
Net cash flows provided by operating activities	289	256
Cash flows from investing activities
Capital expenditures	(453)	(561)
Other investing activities	—	8
Net cash flows used in investing activities	(453)	(553)
Cash flows from financing activities
Changes in short-term borrowings	(394)	(414)
Issuance of long-term debt	925	450
Retirement of long-term debt	(400)	—
Changes in Exelon intercompany money pool	8	8
Distributions to member	(118)	(112)
Contributions from member	487	405
Other financing activities	(21)	(17)
Net cash flows provided by financing activities	487	320
Increase in cash, restricted cash, and cash equivalents	323	23
Cash, restricted cash, and cash equivalents at beginning of period	204	373
Cash, restricted cash, and cash equivalents at end of period	$527	$396

Supplemental cash flow information
Decrease in capital expenditures not paid	$(11)	$(76)
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$504	$180
Restricted cash and cash equivalents	23	24
Accounts receivable
Customer accounts receivable	714	745
Customer allowance for credit losses	(105)	(107)
Customer accounts receivable, net	609	638
Other accounts receivable	321	310
Other allowance for credit losses	(57)	(50)
Other accounts receivable, net	264	260
Receivables from affiliates	4	3
Inventories, net
Fossil fuel	3	9
Materials and supplies	304	287
Regulatory assets	342	337
Other	82	100
Total current assets	2,135	1,838
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,302 and $3,175 as of March 31, 2024 and December 31, 2023, respectively)	19,121	18,851
Deferred debits and other assets
Regulatory assets	1,606	1,587
Goodwill	4,005	4,005
Investments	145	143
Prepaid pension asset	314	268
Other	209	211
Total deferred debits and other assets	6,279	6,214
Total assets	$27,535	$26,903
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$—	$394
Long-term debt due within one year	244	644
Accounts payable	668	683
Accrued expenses	344	338
Payables to affiliates	60	59
Borrowings from Exelon intercompany money pool	73	65
Customer deposits	104	100
Regulatory liabilities	89	71
Unamortized energy contract liabilities	7	8
PPA termination obligation	31	49
Other	108	138
Total current liabilities	1,728	2,549
Long-term debt	8,909	8,004
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,071	3,031
Regulatory liabilities	878	904
Asset retirement obligations	56	55
Non-pension postretirement benefit obligations	37	40
Unamortized energy contract liabilities	25	27
Other	512	511
Total deferred credits and other liabilities	4,579	4,568
Total liabilities	15,216	15,121
Commitments and contingencies
Member's equity
Membership interest	12,544	12,057
Undistributed losses	(225)	(275)
Total member's equity	12,319	11,782
Total liabilities and member's equity	$27,535	$26,903
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2023	$12,057	$(275)	$11,782
Net income	—	168	168
Distributions to member	—	(118)	(118)
Contributions from member	487	—	487
Balance at March 31, 2024	$12,544	$(225)	$12,319

	Three Months Ended March 31, 2023
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2022	$11,582	$(352)	$11,230
Net income	—	155	155
Distributions to member	—	(112)	(112)
Contributions from member	405	—	405
Balance at March 31, 2023	$11,987	$(309)	$11,678
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating revenues
Electric operating revenues	$728	$670
Revenues from alternative revenue programs	29	39
Operating revenues from affiliates	2	1
Total operating revenues	759	710
Operating expenses
Purchased power	281	258
Operating and maintenance	86	93
Operating and maintenance from affiliates	64	57
Depreciation and amortization	107	108
Taxes other than income taxes	102	94
Total operating expenses	640	610
Operating income	119	100
Other income and (deductions)
Interest expense, net	(45)	(39)
Other, net	15	16
Total other income and (deductions)	(30)	(23)
Income before income taxes	89	77
Income taxes	14	12
Net income	$75	$65
Comprehensive income	$75	$65
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$75	$65
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	107	108
Deferred income taxes and amortization of investment tax credits	3	3
Other non-cash operating activities	(13)	(10)
Changes in assets and liabilities:
Accounts receivable	21	52
Receivables from and payables to affiliates, net	6	3
Inventories	(10)	(3)
Accounts payable and accrued expenses	—	(27)
Collateral paid, net	(1)	(25)
Income taxes	12	8
Regulatory assets and liabilities, net	6	(3)
Pension and non-pension postretirement benefit contributions	(4)	(4)
Other assets and liabilities	(19)	11
Net cash flows provided by operating activities	183	178
Cash flows from investing activities
Capital expenditures	(229)	(264)
Changes in PHI intercompany money pool	(134)	—
Other investing activities	—	8
Net cash flows used in investing activities	(363)	(256)
Cash flows from financing activities
Changes in short-term borrowings	(132)	(299)
Issuance of long-term debt	675	250
Retirement of long-term debt	(400)	—
Dividends paid on common stock	(51)	(48)
Contributions from parent	251	243
Other financing activities	(15)	(14)
Net cash flows provided by financing activities	328	132
Increase in cash, restricted cash, and cash equivalents	148	54
Cash, restricted cash, and cash equivalents at beginning of period	72	99
Cash, restricted cash, and cash equivalents at end of period	$220	$153

Supplemental cash flow information
Decrease in capital expenditures not paid	$(11)	$(43)
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$198	$48
Restricted cash and cash equivalents	22	24
Accounts receivable
Customer accounts receivable	349	369
Customer allowance for credit losses	(52)	(52)
Customer accounts receivable, net	297	317
Other accounts receivable	156	166
Other allowance for credit losses	(35)	(28)
Other accounts receivable, net	121	138
Receivables from affiliates	1	2
Receivable from PHI intercompany money pool	134	—
Inventories, net	169	159
Regulatory assets	133	150
Other	35	51
Total current assets	1,110	889
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,341 and $4,284 as of March 31, 2024 and December 31, 2023, respectively)	9,584	9,430
Deferred debits and other assets
Regulatory assets	467	450
Investments	127	124
Prepaid pension asset	240	246
Other	57	55
Total deferred debits and other assets	891	875
Total assets	$11,585	$11,194
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$132
Long-term debt due within one year	5	405
Accounts payable	304	321
Accrued expenses	209	191
Payables to affiliates	37	32
Customer deposits	49	47
Regulatory liabilities	23	15
Merger related obligation	23	25
Other	35	61
Total current liabilities	685	1,229
Long-term debt	4,354	3,691
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,448	1,431
Regulatory liabilities	368	382
Asset retirement obligations	38	37
Other	273	280
Total deferred credits and other liabilities	2,127	2,130
Total liabilities	7,166	7,050
Commitments and contingencies
Shareholder's equity
Common stock	3,326	3,075
Retained earnings	1,093	1,069
Total shareholder's equity	4,419	4,144
Total liabilities and shareholder's equity	$11,585	$11,194
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,075	$1,069	$4,144
Net income	—	75	75
Common stock dividends	—	(51)	(51)
Contributions from parent	251	—	251
Balance at March 31, 2024	$3,326	$1,093	$4,419

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$2,767	$1,015	$3,782
Net income	—	65	65
Common stock dividends	—	(48)	(48)
Contributions from parent	243	—	243
Balance at March 31, 2023	$3,010	$1,032	$4,042

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating revenues
Electric operating revenues	$413	$366
Natural gas operating revenues	72	97
Revenues from alternative revenue programs	4	9
Operating revenues from affiliates	2	2
Total operating revenues	491	474
Operating expenses
Purchased power	186	166
Purchased fuel	29	55
Operating and maintenance	51	46
Operating and maintenance from affiliates	44	41
Depreciation and amortization	61	60
Taxes other than income taxes	20	20
Total operating expenses	391	388
Operating income	100	86
Other income and (deductions)
Interest expense, net	(22)	(17)
Other, net	5	3
Total other income and (deductions)	(17)	(14)
Income before income taxes	83	72
Income taxes	17	12
Net income	$66	$60
Comprehensive income	$66	$60
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$66	$60
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	61	60
Deferred income taxes and amortization of investment tax credits	6	3
Other non-cash operating activities	12	(1)
Changes in assets and liabilities:
Accounts receivable	(7)	23
Receivables from and payables to affiliates, net	—	4
Inventories	1	10
Accounts payable and accrued expenses	16	(16)
Collateral paid, net	—	(120)
Income taxes	10	9
Regulatory assets and liabilities, net	(1)	27
Other assets and liabilities	6	1
Net cash flows provided by operating activities	170	60
Cash flows from investing activities
Capital expenditures	(134)	(134)
Net cash flows used in investing activities	(134)	(134)
Cash flows from financing activities
Changes in short-term borrowings	(63)	(115)
Issuance of long-term debt	175	125
Dividends paid on common stock	(45)	(42)
Contributions from parent	154	99
Other financing activities	(3)	(2)
Net cash flows provided by financing activities	218	65
Increase (decrease) in cash, restricted cash, and cash equivalents	254	(9)
Cash, restricted cash, and cash equivalents at beginning of period	16	152
Cash, restricted cash, and cash equivalents at end of period	$270	$143

Supplemental cash flow information
Decrease in capital expenditures not paid	$(6)	$(3)

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$269	$16
Restricted cash and cash equivalents	1	—
Accounts receivable
Customer accounts receivable	186	183
Customer allowance for credit losses	(17)	(19)
Customer accounts receivable, net	169	164
Other accounts receivable	51	52
Other allowance for credit losses	(8)	(8)
Other accounts receivable, net	43	44
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	3	9
Materials and supplies	77	72
Prepaid utility taxes	13	24
Regulatory assets	56	54
Other	20	14
Total current assets	651	398
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,961 and $1,925 as of March 31, 2024 and December 31, 2023, respectively)	5,245	5,165
Deferred debits and other assets
Regulatory assets	212	218
Prepaid pension asset	132	135
Other	51	50
Total deferred debits and other assets	395	403
Total assets	$6,291	$5,966
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$63
Long-term debt due within one year	85	84
Accounts payable	157	159
Accrued expenses	86	64
Payables to affiliates	25	25
Customer deposits	32	31
Regulatory liabilities	61	50
Other	18	21
Total current liabilities	464	497
Long-term debt	2,169	1,996
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	919	904
Regulatory liabilities	356	365
Asset retirement obligations	13	12
Non-pension postretirement benefits obligations	5	6
Other	97	93
Total deferred credits and other liabilities	1,390	1,380
Total liabilities	4,023	3,873
Commitments and contingencies
Shareholder's equity
Common stock	1,609	1,455
Retained earnings	659	638
Total shareholder's equity	2,268	2,093
Total liabilities and shareholder's equity	$6,291	$5,966
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$1,455	$638	$2,093
Net income	—	66	66
Common stock dividends	—	(45)	(45)
Contributions from parent	154	—	154
Balance at March 31, 2024	$1,609	$659	$2,268

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$1,356	$594	$1,950
Net income	—	60	60
Common stock dividends	—	(42)	(42)
Contributions from parent	99	—	99
Balance at March 31, 2023	$1,455	$612	$2,067

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Operating revenues
Electric operating revenues	$344	$335
Revenues from alternative revenue programs	13	17
Operating revenues from affiliates	1	1
Total operating revenues	358	353
Operating expenses
Purchased power	140	148
Operating and maintenance	47	44
Operating and maintenance from affiliates	40	37
Depreciation and amortization	74	67
Taxes other than income taxes	2	2
Total operating expenses	303	298
Operating income	55	55
Other income and (deductions)
Interest expense, net	(20)	(16)
Other, net	5	5
Total other income and (deductions)	(15)	(11)
Income before income taxes	40	44
Income taxes	11	11
Net income	$29	$33
Comprehensive income	$29	$33
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$29	$33
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	74	67
Deferred income taxes and amortization of investment tax credits	7	6
Other non-cash operating activities	2	(9)
Changes in assets and liabilities:
Accounts receivable	(12)	24
Receivables from and payables to affiliates, net	(5)	(1)
Inventories	(3)	(3)
Accounts payable and accrued expenses	(1)	(15)
Collateral received (paid), net	1	(44)
Income taxes	3	5
Regulatory assets and liabilities, net	(47)	3
Pension and non-pension postretirement benefit contributions	(7)	(1)
Other assets and liabilities	(13)	(21)
Net cash flows provided by operating activities	28	44
Cash flows from investing activities
Capital expenditures	(89)	(161)
Net cash flows used in investing activities	(89)	(161)
Cash flows from financing activities
Changes in short-term borrowings	(199)	—
Issuance of long-term debt	75	75
Changes in PHI intercompany money pool	134	—
Dividends paid on common stock	(22)	(21)
Contributions from parent	81	63
Other financing activities	(2)	(1)
Net cash flows provided by financing activities	67	116
Increase (decrease) in cash and cash equivalents	6	(1)
Cash and cash equivalents at beginning of period	21	72
Cash and cash equivalents at end of period	$27	$71

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$4	$(30)
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$27	$21
Accounts receivable
Customer accounts receivable	178	194
Customer allowance for credit losses	(36)	(36)
Customer accounts receivable, net	142	158
Other accounts receivable	115	92
Other allowance for credit losses	(14)	(14)
Other accounts receivable, net	101	78
Receivables from affiliates	4	3
Inventories, net	58	55
Regulatory assets	145	125
Other	7	5
Total current assets	484	445
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,702 and $1,684 as of March 31, 2024 and December 31, 2023, respectively)	4,232	4,192
Deferred debits and other assets
Regulatory assets	497	483
Prepaid pension asset	6	3
Other	34	34
Total deferred debits and other assets	537	520
Total assets	$5,253	$5,157
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$199
Long-term debt due within one year	154	154
Accounts payable	195	192
Accrued expenses	45	42
Payables to affiliates	22	25
Borrowings from PHI intercompany money pool	134	—
Customer deposits	23	23
Regulatory liabilities	5	6
PPA termination obligation	31	49
Other	11	12
Total current liabilities	620	702
Long-term debt	1,755	1,679
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	780	771
Regulatory liabilities	137	140
Non-pension postretirement benefit obligations	3	4
Other	58	49
Total deferred credits and other liabilities	978	964
Total liabilities	3,353	3,345
Commitments and contingencies
Shareholder's equity
Common stock	1,911	1,830
Retained deficit	(11)	(18)
Total shareholder's equity	1,900	1,812
Total liabilities and shareholder's equity	$5,253	$5,157

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Retained (Deficit)	Total Shareholder's Equity
Balance at December 31, 2023	$1,830	$(18)	$1,812
Net income	—	29	29
Common stock dividends	—	(22)	(22)
Contributions from parent	81	—	81
Balance at March 31, 2024	$1,911	$(11)	$1,900

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$1,765	$(12)	$1,753
Net income	—	33	33
Common stock dividends	—	(21)	(21)
Contributions from parent	63	—	63
Balance at March 31, 2023	$1,828	$—	$1,828

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
The accompanying consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited but, in the opinion of each Registrant's management, the Registrants include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2023 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
New Accounting Standards (All Registrants)
New Accounting Standards Issued and Not Yet Adopted as of March 31, 2024: The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of March 31, 2024. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) in their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures, as well as the potential to early adopt where applicable. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation that such standards will not significantly impact the Registrants' financial reporting.

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

2. Regulatory Matters (All Registrants)
As discussed in Note 3 — Regulatory Matters of the 2023 Form 10-K, the Registrants are involved in rate and regulatory proceedings at FERC and their state commissions. The following discusses developments in 2024 and updates to the 2023 Form 10-K.
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2024.
Completed Distribution Base Rate Case Proceedings

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$501	8.905%	December 14, 2023(a)	January 1, 2024
			$838	$810	8.905%	April 18, 2024(b)	May 1, 2024
	April 21, 2023(c)	Electric	$247	$259	8.91%	November 30, 2023	January 1, 2024
BGE - Maryland(d)	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - Maryland(e)	October 26, 2020 (amended March 31, 2021)	Electric	$104	$52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland(f)	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey(g)	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023
__________
(a)Reflects a four-year cumulative multi-year rate plan for January 1, 2024 to December 31, 2027. On December 14, 2023, the ICC approved year-over-year distribution revenue requirement increases in 2024-2027, with an amendatory order on January 10, 2024, of approximately $451 million effective January 1, 2024, $14 million effective January 1, 2025, $6 million effective January 1, 2026, and $30 million effective January 1, 2027, based on an ROE of 8.905%, an equity ratio of 50%, and year end 2022 rate base. The ICC rejected ComEd’s Grid Plan, requiring ComEd to file a revised Grid Plan by March 13, 2024, 90 days after the issuance of the December final order. The ICC also directed that the revised Grid Plan would be reviewed through further formal proceedings in that docket. On January 10, 2024, the ICC granted one portion of ComEd’s application for rehearing of the December 14, 2023 final order, and directed that a rehearing process extending no more than 150 days reconsider certain components of the revenue requirements for the test years (2024-2027), absent an approved Grid Plan. On January 10, 2024, ComEd also filed with the Illinois appellate court an appeal of various aspects of the ICC’s final order on which rehearing was denied, including the 8.905% ROE and 50% equity ratio and denial of any return on ComEd’s pension asset. On March 13, 2024, ComEd filed its revised Grid Plan (Refiled Grid Plan) with supporting testimony and schedules with the ICC. On March 15, 2024, ComEd filed a petition to adjust its MRP to authorize increased rates consistent with the Refiled Grid Plan.
(b)Reflects four-year cumulative increase to the revenue requirement approved on December 14, 2023 and amended on January 10, 2024 of $810 million for January 1, 2024 to December 31, 2027 resulting from the rehearing on certain components of the rate plan. On February 16, 2024, ComEd filed a revised revenue request for an $838 million increase in its 2024-2027 revenue requirements based on the ICC’s limited scope for rehearing which included the value of the 2023 forecasted year-end rate base. On April 18, 2024, the ICC issued an order on the rehearing filing which increased the revenue requirements previously approved by the ICC in its January 10, 2024, amendatory order by $150 million in 2024, $186 million in 2025, $221 million in 2026 and $253 million in 2027. ComEd anticipates that the revenue requirements determined during the rehearing process will be further adjusted upon approval of the Refiled Grid Plan and the pending petition to adjust rates.
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
(d)Reflects a three-year cumulative multi-year plan for January 1, 2024 through December 31, 2026. The MDPSC awarded BGE electric revenue requirement increases of $41 million, $113 million, and $25 million in 2024, 2025, and 2026,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
respectively, and natural gas revenue requirement increases of $126 million, $62 million, and $41 million in 2024, 2025, and 2026, respectively. Requested revenue requirement increases will be used to recover capital investments designed to increase the resilience of the electric and gas distribution systems and support Maryland's climate and regulatory initiatives. The MDPSC also approved a portion of the requested 2021 and 2022 reconciliation amounts, which will be recovered through separate electric and gas riders between March 2024 through February 2025. As such, the reconciliation amounts are not included in the approved revenue requirement increases. The 2021 reconciliation amounts are $13 million and $7 million for electric and gas, respectively, and the 2022 reconciliation amounts are $39 million and $15 million for electric and gas, respectively. In April 2024, BGE filed with the MDPSC its request for recovery of the 2023 reconciliation amounts of $79 million and $73 million for electric and gas, respectively, with supporting testimony and schedules.
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
(f)Reflects a three-year cumulative multi-year plan for January 1, 2023 through December 31, 2025. The MDPSC awarded DPL electric incremental revenue requirement increases of $17 million, $6 million, and $6 million for 2023, 2024, and 2025, respectively.
(g)Requested and approved increases are before New Jersey sales and use tax. The NJBPU awarded ACE electric revenue requirement increases of $36 million and $9 million effective December 1, 2023 and February 1, 2024, respectively.
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	March 15, 2024	Electric(a)	$670	8.905%	December 2024
	April 26, 2024	Electric(b)	$627	9.89%	December 2024
PECO - Pennsylvania	March 28, 2024	Electric(c)	$464	10.95%	Fourth quarter of 2024
		Natural Gas	$111	11.15%
Pepco - District of Columbia(d)	April 13, 2023 (amended February 27, 2024)	Electric	$186	10.50%	Third quarter of 2024
Pepco - Maryland(e)	May 16, 2023 (amended February 23, 2024)	Electric	$186	10.50%	Second quarter of 2024
__________
(a)On March 13, 2024, ComEd filed its Refiled Grid Plan with the ICC and on March 15, 2024, ComEd filed a petition to adjust its multi-year rate plan to be aligned with ComEd’s Refiled Grid Plan. The adjusted rate plan incorporates changes in the Refiled Grid Plan, which seeks a $670 million increase in revenue requirements over four years above those granted in the ICC’s January 10, 2024, amendatory order. The requested year-over-year increases are $302 million in 2024, $89 million in 2025, $136 million in 2026 and $143 million in 2027. A final order on both the Refiled Grid Plan and the adjusted rate plan petition is expected by December 2024 with new rates effective January 1, 2025.
(b)On April 26, 2024, ComEd filed its proposed Delivery Reconciliation Amount of $627 million under Rider DSPR which allows for the reconciliation of the revenue requirement in effect. The 2024 filing reconciles those rates with the actual delivery service costs incurred in 2023. Final order is expected by December 2024 and the reconciliation amount will adjust customer rates in 2025.
(c)PECO requested an annual electric revenue requirement increase of $464 million, which is partially offset by a one-time credit of $64 million in 2025.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
(d)Reflects a three-year cumulative multi-year plan for January 1, 2024 through December 31, 2026 submitted to the DCPSC. Pepco requested total electric revenue requirement increases of $116 million, $35 million, and $35 million in 2024, 2025, and 2026, respectively. Requested revenue requirement increases will be used to recover capital investments designed to advance system-readiness and support the District of Columbia’s climate and clean energy goals.
(e)Reflects a three-year cumulative multi-year plan for April 1, 2024 through March 31, 2027 submitted to the MDPSC. Pepco requested total electric revenue requirement increases of $68 million, $53 million, and $51 million effective April 1, 2024, April 1, 2025, and April 1, 2026, respectively through its surrebuttal filing made on February 23, 2024. The plan contains a proposed nine-month extension period with a requested revenue requirement increase of $14 million effective April 1, 2027 through December 31, 2027. Requested revenue requirement increases will be used to recover capital investments designed to advance system-readiness and support Maryland's climate and clean energy goals. On August 7, 2023, the MDPSC issued an order approving a settlement agreement which allows Pepco to establish a revenue deferral mechanism to recover its full Commission-authorized year 1 increase between July 1, 2024 through March 31, 2025 and extend the procedural schedule to address intervenor resource constraints.
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
For 2024, the following increases/(decreases) were included in ComEd's and BGE's electric transmission formula rate updates:

Registrant(a)	Initial Revenue Requirement Increase	Annual Reconciliation (Decrease) Increase	Total Revenue Requirement Increase		Allowed Return on Rate Base(b)	Allowed ROE(c)
ComEd	$32	$(12)	$20		8.14%	11.50%
BGE	$42	$13	$53	(d)	7.47%	10.50%
__________
(a)All rates are effective June 1, 2024 - May 31, 2025, subject to review by interested parties pursuant to review protocols of ComEd's and BGE's tariffs.
(b)Represents the weighted average debt and equity return on transmission rate bases.
(c)The rate of return on common equity for ComEd and BGE includes a 50-basis-point incentive adder for being a member of a RTO.
(d)The increase in BGE's transmission revenue requirement includes a $2 million reduction related to a FERC-approved dedicated facilities charge to recover the costs of providing transmission service to specifically designated load by BGE.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
On February 3, 2022, the ICC approved a tariff that establishes the process under which ComEd reconciled its 2022 and will reconcile its 2023 rate year revenue requirements with actual costs. Those reconciliation amounts are determined using the same process used for prior reconciliations under the performance-based electric distribution formula rate. Using that process, for the rate years 2022 and 2023 ComEd will ultimately collect revenues from customers reflecting each year’s actual recoverable costs, year-end rate base, and a weighted average debt and equity return on distribution rate base, with the ROE component based on the annual average of the monthly yields of the 30-year U.S. Treasury bonds plus 580 basis points. In April 2023, ComEd filed its first petition with the ICC to reconcile its 2022 actual costs with the approved revenue requirement that was in effect in 2022; the final order was issued on November 30, 2023, for rates beginning January 2024. On April 26, 2024, ComEd filed with the ICC its 2023 actual costs with the approved revenue requirement that was in effect in 2023; the final order is expected by December 2024, for rates beginning January 2025.
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
On December 22, 2023, ComEd filed an application for rehearing on several findings in the final order including the use of the 2022 year-end rate base to establish forecast revenue requirements for 2024-2027, ROE, pension asset return, and capital structure. On January 10, 2024, ComEd’s application for rehearing was denied on all issues except for the order’s use of the 2022 year-end rate base. On January 31, 2024, the ICC granted ComEd's motion seeking additional clarification on the scope on rehearing, generally accepting ComEd's proposal and confirming that the rehearing will determine if the forecasted year-end 2023 rate base should be used to set rates for 2024 through 2027 until a refiled Grid Plan is approved. A final rehearing order on that topic is statutorily required by early June 2024. On April 18, 2024, the ICC issued its final order on rehearing and approved increased revenue requirements for 2024-2027.

On January 10, 2024, ComEd also filed an appeal in the Illinois Appellate Court of the issues on which rehearing was denied, including but not limited to the allowed ROE and denial of a return on ComEd’s pension asset. There is no deadline by when the appellate court must rule. On March 7, 2024, the ICC adopted an interim order on scheduling, which confirmed that it intends to issue a final order on ComEd’s Refiled Grid Plan by the end of 2024 and that it will implement rates that will go into effect January 1, 2025, inclusive of a Grid Plan. On March 13, 2024, ComEd filed its Refiled Grid Plan with supporting testimony and schedules with the ICC. The Refiled Grid Plan is designed to meet or exceed every requirement identified by the ICC in its December order that

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
rejected ComEd’s initial Grid Plan. On March 15, 2024, ComEd filed a petition to adjust its MRP to authorize increased rates consistent with the Refiled Grid Plan. ComEd has completed and placed in service additional utility plant assets in 2023 and 2024 and will continue to complete and place in service additional utility plant assets prior to the approval of the new Grid Plan. There are still significant unknowns, but ComEd does not currently believe that it is probable that the initially uncollected depreciation or return on the recently completed plant will ultimately be disallowed.
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
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear-powered generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. In the June 2022 billing period, ComEd began issuing credits to its retail customers under its new CMC rider. A regulatory asset is recorded for the difference between customer credits issued and the credit to be received from the participating nuclear-powered generating facilities. The balance as of March 31, 2024 is $405 million.
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
Beneficial Electrification Plan
On March 23, 2023, the ICC issued its final order approving the beneficial electrification plan for ComEd. The ICC rejected ComEd’s request to treat a large portion of beneficial electrification costs as a regulatory asset and ordered ComEd to seek cost recovery through the multi-year rate plan filing for 2024 and 2025, and the final formula rate reconciliation docket for 2023, rather than through a separate charge. The order also authorized an overall annual budget of $77 million per year for the three-year plan period (2023 through 2025), with flexibility to roll forward unused funds to future years within the same plan period. On April 18, 2023, ComEd filed an application for rehearing in the beneficial electrification plan docket. The Chicago Transit Authority and City of Chicago, jointly, and the Office of the Illinois Attorney General (ILAG) also filed applications for rehearing. On

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
April 27, 2023, ICC staff filed a motion for clarification, seeking clarification from the ICC on the precise budget described in the final order. On May 8, 2023, the ICC denied all applications for rehearing, and entered an amendatory order regarding the annual beneficial electrification plan budgets. ComEd has been directed to use good faith efforts to spend $77 million annually. ComEd subsequently filed its compliance filing in May 2023, detailing project related spending, clarifying the procedure that will be used to seek stakeholder feedback related to beneficial electrification pilot programs, and including the timeline for tariff changes required to implement the programs. ComEd and the ILAG both filed appeals of the ICC’s interim order that addressed the permissible scope of utility beneficial electrification programs outside of transportation and the rate impact cap. The ILAG also filed an appeal seeking reversal of portions of the ICC’s final decision. The final order partly mooted ComEd’s appeal of the interim order and ComEd has decided not to pursue the other issues. As such, ComEd moved to voluntarily dismiss its appeal and the appellate court granted that request. The ILAG consolidated their appeals and filed their opening brief on April 16, 2024. Any ruling on the appeals, even a negative ruling removing programs from the BE Plan or lowering the overall budget of the BE Plan, will only impact forward-looking costs.
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
As of March 31, 2024, the $31 million liability for the contract termination fee is included in Other current liabilities in Exelon's Consolidated Balance Sheet and PPA termination obligation in PHI's and ACE's Consolidated Balance Sheets. For the three months ended March 31, 2024 and 2023, ACE has respectively paid $18 million and $19 million of the liability, which is recorded in Changes in Other assets and liabilities in Exelon's, PHI's, and ACE's Consolidated Statements of Cash Flows.
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
On July 27, 2023, FERC issued a final audit report which included, among other things, findings and recommendations related to ComEd's methodology regarding the allocation of certain overhead costs to capitalized construction costs under FERC regulations, including a suggestion that refunds may be due to customers for amounts collected in previous years. On August 28, 2023, ComEd filed a formal notice of the issues it will contest. On December 14, 2023, FERC appointed a settlement judge for the contested overhead allocation findings and set the matter for a trial-type hearing. That hearing process has been held in abeyance while a formal settlement process, which began in February 2024, takes place. Based on the preliminary findings and the ongoing settlement process, ComEd determined that a loss was probable and recorded its regulatory liability to reflect its best estimate of that loss. The final outcome and resolution of any contested audit issues as well as a reasonable estimate of potential future losses cannot be accurately estimated at this stage; however, the final resolution of these matters could result in recognition of future losses, above the amounts currently accrued, that could be material to the Exelon and ComEd financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2023, unless noted below. See Note 3 — Regulatory Matters of the 2023 Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets decreased $286 million primarily due to a decrease of $268 million in the CMC regulatory asset.
PECO. Regulatory liabilities increased $17 million primarily due to an increase of $26 million in the Decommissioning the regulatory agreement units regulatory liability.
BGE. Regulatory liabilities decreased $75 million primarily due to a decrease of $75 million in the Deferred income taxes regulatory liability.
ACE. Regulatory assets increased $34 million primarily due to an increase of $13 million in the Under-recovered revenue decoupling regulatory asset, an increase of $8 million in the Energy efficiency and demand response programs regulatory asset, and an increase of $8 million in the Deferred storm costs regulatory asset.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at March 31, 2024 and December 31, 2023.

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE(d)
March 31, 2024	$106	$36	$30	$40	$27	$1	$12
December 31, 2023	110	32	33	45	34	1	10
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
See Note 4 — Revenue from Contracts with Customers of the 2023 Form 10-K for additional information regarding the primary sources of revenue for the Registrants.
Contract Liabilities
The Registrants record contract liabilities when consideration is received or due prior to the satisfaction of the performance obligations. The Registrants record contract liabilities in Other current liabilities and Other noncurrent deferred credits and other liabilities in their Consolidated Balance Sheets.
For Pepco, DPL, and ACE these contract liabilities primarily relate to upfront consideration received in the third quarter of 2020 for a collaborative arrangement ("Agreement") with an unrelated owner and manager of communication infrastructure, as well as additional consideration received for the payment option amendment

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers
("Amendment") executed during the fourth quarter of 2023, which is discussed in further detail within Note 4 — Revenue from Contracts with Customers of the 2023 Form 10-K. The contract liability balance attributable to the Agreement and the Amendment is being recognized as Electric operating revenues over a 35 year period and 31 year period, respectively.
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2023	$133	$133	$107	$13	$13
Revenues recognized	(2)	(2)	(2)	—	—
Balance at March 31, 2024	$131	$131	$105	$13	$13

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2022	$101	$101	$81	$10	$10
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2023	$100	$100	$80	$10	$10
__________
(a)Revenues recognized in the three months ended March 31, 2024 and 2023, were included in the contract liabilities at December 31, 2023 and 2022, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2024. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

Year	Exelon	PHI	Pepco	DPL	ACE
2024	$4	$4	$4	$—	$—
2025	7	7	5	1	1
2026	6	6	5	1	—
2027	5	5	5	—	—
2028 and thereafter	109	109	86	11	12
Total	$131	$131	$105	$13	$13
Revenue Disaggregation
The Registrants disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. See Note 4 — Segment Information for the presentation of the Registrants' revenue disaggregation.
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2024 and 2023 is as follows:

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2024
Electric revenues	$2,095	$782	$881	$1,532	$—	$(6)	$5,284
Natural gas revenues	—	272	416	72	—	(1)	759
Shared service and other revenues	—	—	—	2	459	(461)	—
Total operating revenues	$2,095	$1,054	$1,297	$1,606	$459	$(468)	$6,043
2023
Electric revenues	$1,667	$795	$814	$1,436	$—	$(5)	$4,707
Natural gas revenues	—	317	443	97	—	(1)	856
Shared service and other revenues	—	—	—	3	437	(440)	—
Total operating revenues	$1,667	$1,112	$1,257	$1,536	$437	$(446)	$5,563
Intersegment revenues(c):
2024	$2	$2	$2	$3	$457	$(466)	$—
2023	3	2	3	3	434	(445)	—
Depreciation and amortization:
2024	$362	$104	$150	$246	$17	$—	$879
2023	338	98	167	241	16	—	860
Operating expenses:
2024	$1,781	$851	$967	$1,335	$472	$(475)	$4,931
2023	1,256	902	964	1,297	485	(447)	4,457
Interest expense, net:
2024	$122	$55	$50	$90	$151	$—	$468
2023	117	48	44	76	127	—	412
Income taxes:
2024	$19	$10	$24	$40	$(30)	$—	$63
2023	71	4	52	34	(27)	—	134
Net income (loss):
2024	$193	$149	$264	$168	$(116)	$—	$658
2023	241	166	200	155	(93)	—	669
Capital expenditures:
2024	$594	$361	$324	$453	$35	$—	$1,767
2023	617	335	350	561	18	—	1,881
Total assets:
March 31, 2024	$43,132	$16,116	$14,444	$27,535	$6,376	$(4,392)	$103,211
December 31, 2023	42,827	15,595	14,184	26,903	6,374	(4,337)	101,546
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
(c)See Note 15 — Related Party Transactions for additional information on intersegment revenues.

PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2024
Electric revenues	$759	$419	$358	$—	$(4)	$1,532
Natural gas revenues	—	72	—	—	—	72
Shared service and other revenues	—	—	—	109	(107)	2
Total operating revenues	$759	$491	$358	$109	$(111)	$1,606
2023
Electric revenues	$710	$377	$353	$—	$(4)	$1,436
Natural gas revenues	—	97	—	—	—	97
Shared service and other revenues	—	—	—	102	(99)	3
Total operating revenues	$710	$474	$353	$102	$(103)	$1,536
Intersegment revenues(c):
2024	$2	$2	$1	$109	$(111)	$3
2023	1	2	1	102	(103)	3
Depreciation and amortization:
2024	$107	$61	$74	$4	$—	$246
2023	108	60	67	6	—	241
Operating expenses:
2024	$640	$391	$303	$111	$(110)	$1,335
2023	610	388	298	104	(103)	1,297
Interest expense, net:
2024	$45	$22	$20	$3	$—	$90
2023	39	17	16	4	—	76
Income taxes:
2024	$14	$17	$11	$(2)	$—	$40
2023	12	12	11	(1)	—	34
Net income (loss):
2024	$75	$66	$29	$(2)	$—	$168
2023	65	60	33	(3)	—	155
Capital expenditures:
2024	$229	$134	$89	$1	$—	$453
2023	264	134	161	2	—	561
Total assets:
March 31, 2024	$11,585	$6,291	$5,253	$4,718	$(312)	$27,535
December 31, 2023	11,194	5,966	5,157	4,627	(41)	26,903
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

	Three Months Ended March 31, 2024
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$918	$520	$534	$775	$345	$256	$174
Small commercial & industrial	594	126	90	158	46	62	50
Large commercial & industrial	320	57	132	340	262	29	49
Public authorities & electric railroads	17	7	7	20	11	4	5
Other(a)	227	74	93	192	64	63	67
Total electric revenues(b)	$2,076	$784	$856	$1,485	$728	$414	$345
Natural gas revenues
Residential	$—	$193	$271	$46	$—	$46	$—
Small commercial & industrial	—	64	47	17	—	17	—
Large commercial & industrial	—	—	72	2	—	2	—
Transportation	—	8	—	5	—	5	—
Other(c)	—	7	5	2	—	2	—
Total natural gas revenues(d)	$—	$272	$395	$72	$—	$72	$—
Total revenues from contracts with customers	$2,076	$1,056	$1,251	$1,557	$728	$486	$345
Other revenues
Revenues from alternative revenue programs	$19	$(2)	$43	$46	$29	$4	$13
Other electric revenues(e)	—	—	2	3	2	1	—
Other natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$19	$(2)	$46	$49	$31	$5	$13
Total revenues for reportable segments	$2,095	$1,054	$1,297	$1,606	$759	$491	$358

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
(b)Includes operating revenues from affiliates in 2024 and 2023 respectively of:
•$2 million, $3 million at ComEd
•$2 million, $1 million at PECO
•$1 million, $2 million at BGE
•$3 million, $3 million at PHI
•$2 million, $1 million at Pepco
•$2 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2024 and 2023 respectively of:
•less than $1 million, $1 million at PECO
•$1 million, $1 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
5. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended March 31, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$317	$69	$95	$46	$107	$52	$19	$36
Plus: Current period provision for expected credit losses(a)(b)(c)	79	22	23	15	19	12	3	4
Less: Write-offs(d), net of recoveries(e)	50	9	11	9	21	12	5	4
Balance at March 31, 2024	$346	$82	$107	$52	$105	$52	$17	$36

	Three Months Ended March 31, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$327	$59	$105	$54	$109	$47	$21	$41
Plus: Current period provision for expected credit losses	108	22	39	30	17	9	7	1
Less: Write-offs, net of recoveries	46	7	14	11	14	7	2	5
Balance at March 31, 2023	$389	$74	$130	$73	$112	$49	$26	$37
_________
(a)For PECO, the change in current period provision for expected credit losses is primarily a result of decreased receivable balances.
(b)For BGE and DPL, the change in the current period provision for expected credit losses is primarily a result of changes in customer risk profile.
(c)For ACE, the change in current period provision for expected credit losses is primarily a result of increased receivable balances.
(d)For Pepco and DPL, the change in write-offs is primarily attributable to unfavorable customer payment behavior.
(e)Recoveries were not material to the Registrants.

The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended March 31, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$82	$17	$8	$7	$50	$28	$8	$14
Plus: Current period provision for expected credit losses	18	3	5	2	8	7	—	1
Less: Write-offs, net of recoveries(a)	4	1	—	2	1	—	—	1
Balance at March 31, 2024	$96	$19	$13	$7	$57	$35	$8	$14

	Three Months Ended March 31, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$82	$17	$9	$10	$46	$25	$7	$14
Plus: Current period provision for expected credit losses	14	2	3	4	5	3	1	1
Less: Write-offs, net of recoveries	5	1	1	2	1	—	—	1
Balance at March 31, 2023	$91	$18	$11	$12	$50	$28	$8	$14
_________
(a)Recoveries were not material to the Registrants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2024	$849	$344	$138	$171	$196	$96	$53	$47
December 31, 2023	991	351	185	208	247	109	64	74
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

	Total receivables purchased
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three months ended March 31, 2024	$1,060	$235	$297	$219	$309	$194	$60	$55
Three months ended March 31, 2023	1,108	240	309	245	314	210	56	48

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes
6. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended March 31, 2024(a)
	Exelon	ComEd(b)	PECO(c)	BGE(b)	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6.4	7.8	(0.6)	6.3	6.4	6.2	6.2	7.1
Plant basis differences	(3.8)	(0.9)	(12.2)	(1.2)	(0.9)	(1.3)	(1.1)	0.1
Excess deferred tax amortization	(14.7)	(18.9)	(2.3)	(17.5)	(6.8)	(9.9)	(5.4)	(1.3)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.4)	(0.3)	—	(0.4)	(0.3)	(0.3)	(0.3)	(0.3)
Other	0.3	0.4	0.4	0.1	(0.1)	—	0.2	1.0
Effective income tax rate	8.7%	9.0%	6.3%	8.3%	19.2%	15.7%	20.5%	27.5%

	Three Months Ended March 31, 2023(a)
	Exelon	ComEd	PECO(c)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6.0	7.9	(1.4)	6.4	6.0	5.4	6.3	6.9
Plant basis differences	(4.0)	(0.3)	(15.2)	(0.7)	(1.8)	(2.5)	(1.0)	(0.9)
Excess deferred tax amortization	(6.3)	(5.7)	(2.4)	(5.4)	(7.0)	(8.4)	(8.8)	(2.0)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.3)	—	(0.5)	(0.4)	(0.4)	(0.4)	(0.3)
Other	0.6	0.3	0.4	(0.1)	0.3	0.5	(0.3)	0.4
Effective income tax rate	16.7%	22.8%	2.4%	20.6%	18.0%	15.6%	16.7%	25.0%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)For ComEd, the lower effective tax rate is primarily due to CEJA which resulted in the acceleration of certain income tax benefits. For BGE, the lower effective tax rate is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits.
(c)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes
Unrecognized Tax Benefits
Exelon, PHI and ACE have the following unrecognized tax benefits at March 31, 2024 and December 31, 2023. ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	Exelon(a)	PHI	ACE
March 31, 2024	$95	$51	$15
December 31, 2023	94	51	15
__________
(a)At March 31, 2024 and December 31, 2023, Exelon's unrecognized tax benefits is inclusive of $31 million related to Constellation's share of unrecognized tax benefits for periods prior to the separation. Exelon reflected an offsetting receivable of $31 million in Other deferred debits and other assets in the Consolidated Balance Sheet for these amounts.
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
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA provides that Exelon will reimburse Constellation when those allocated tax credit carryforwards are utilized. As of March 31, 2024, Exelon recorded a payable of $183 million and $331 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
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
7. Retirement Benefits (All Registrants)
Defined Benefit Pension and OPEB

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Retirement Benefits
The majority of the 2024 pension benefit cost for the Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 5.19%. The majority of the 2024 OPEB cost is calculated using an expected long-term rate of return on plan assets of 6.50% for funded plans and a discount rate of 5.17%.
During the first quarter of 2024, Exelon received an updated valuation of its pension and OPEB to reflect actual census data as of January 1, 2024. This valuation resulted in an increase to the pension obligation of $98 million and a decrease to the OPEB obligation of $1 million. Additionally, AOCI increased by $25 million (after-tax) and regulatory assets and liabilities increased by $66 million and $2 million, respectively.
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three months ended March 31, 2024 and 2023.

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$42	$39	$7	$6
Interest cost	141	145	24	25
Expected return on assets	(184)	(189)	(21)	(21)
Amortization of:
Prior service cost (credit)	1	1	(2)	(2)
Actuarial loss	53	41	—	—
Net periodic benefit cost	$53	$37	$8	$8
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Retirement Benefits

	Three Months Ended March 31,
Pension and OPEB Costs (Benefit)	2024	2023
Exelon	$61	$45
ComEd	17	6
PECO	—	(3)
BGE	15	14
PHI	23	24
Pepco	9	8
DPL	4	4
ACE	3	4
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
Savings Plan Employer Contributions	2024	2023
Exelon	$22	$21
ComEd	10	9
PECO	3	3
BGE	3	2
PHI	2	3
Pepco	1	1
DPL	1	1
ACE	—	—
8. Derivative Financial Instruments (All Registrants)
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

Note 8 — Derivative Financial Instruments
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
__________
(a)See Note 3 — Regulatory Matters of the 2023 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material at March 31, 2024 and December 31, 2023.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate and Other Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. In addition, Exelon Corporate utilized interest rate swaps to manage interest rate exposure and manage potential fluctuations in Electric operating revenues at the corporate level in consolidation. These interest rate swaps are accounted for as economic hedges. A hypothetical 50 basis point change in the interest rates associated with Exelon's interest rate swaps as of March 31, 2024 would result in an immaterial impact to Exelon's Consolidated Net Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
Below is a summary of the interest rate hedge balances at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other deferred debits (noncurrent assets)	$2	$—	$2
Total derivative assets	2	—	2
Mark-to-market derivative liabilities (noncurrent liabilities)	(1)	—	(1)
Total mark-to-market derivative liabilities	(1)	—	(1)
Total mark-to-market derivative net assets	$1	$—	$1

	December 31, 2023
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other current assets	$11	$1	$12
Total derivative assets	11	1	12
Mark-to-market derivative liabilities (current liabilities)	(24)	(22)	(46)
Total mark-to-market derivative liabilities	(24)	(22)	(46)
Total mark-to-market derivative net assets	$(13)	$(21)	$(34)
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings.
In February 2024, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $1.3 billion upon issuance of $1.7 billion of debt. See Note 9 – Debt and Credit Agreements for additional information on the debt issuance. Prior to the termination, the 2024 year-to-date AOCI derivative gain was $33 million (net of tax). The settlements resulted in a cash receipt of $30 million. The accumulated AOCI gain of $23 million (net of tax) is being amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the 5-year and 10-year terms of the swaps. During the first quarter of 2024, Exelon Corporate entered into $145 million notional of 5-year maturity floating-to-fixed swaps and $145 million notional of 10-year maturity floating-to-fixed swaps, for a total notional of $290 million designated as cash flow hedges. The following table provides the notional amounts outstanding held by Exelon at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
5-year maturity floating-to-fixed swaps	$145	$655
10-year maturity floating-to-fixed swaps	145	655
Total	$290	$1,310
The related AOCI derivative gains for the three months ended March 31, 2024 and 2023 were immaterial, respectively. See Note 13 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
Exelon Corporate entered into floating-to-fixed interest rate cap swaps to manage a portion of interest rate exposure in connection with existing borrowings. As of December 31, 2023, Exelon held $1,000 million notional of floating-to-fixed interest rate cap swaps, which matured in March 2024. Exelon received payments on the interest rate cap when the floating rate exceeded the fixed rate. Settlements received are immaterial as of March 31, 2024.
Additionally, to manage potential fluctuations in Electric operating revenues related to ComEd's distribution formula rate, Exelon Corporate entered into a total $4,875 million of notional of 30-year constant maturity treasury interest rate (Corporate 30-year treasury) swaps from 2022 through 2023. The Corporate 30-year treasury swaps matured on December 31, 2023 and Exelon recorded a Mark-to-market liability of $22 million for the final settlement amount, which was paid in January 2024.
Exelon Corporate recognized the following net pre-tax mark-to-market (losses) which are also recognized in Net fair value changes related to derivatives in Exelon's Consolidated Statements of Cash Flows.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Income Statement Location	Gain (Loss)	Gain (Loss)
Electric operating revenues	$—	$1
Interest expense	—	(1)
Total	$—	$—
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties remained relatively consistent as of March 31, 2024 due to stable energy prices. The following table reflects the Registrants' cash collateral held from external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Exelon	$156	$148
ComEd	154	146
PECO(a)	—	—
BGE	1	1
PHI	1	1
Pepco(b)	—	1
DPL	1	—
ACE	1	—
__________

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
(a)PECO had less than one million in cash collateral held with external parties at March 31, 2024 and December 31, 2023.
(b)Pepco had less than one million in cash collateral held with external parties at March 31, 2024.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of March 31, 2024, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of March 31, 2024, they could have been required to post collateral to their counterparties of $27 million, $47 million, and $12 million, respectively.
9. Debt and Credit Agreements (All Registrants)
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at March 31, 2024 and December 31, 2023.

	Outstanding Commercial Paper at		Average Interest Rate on Commercial Paper Borrowings at
Commercial Paper Issuer	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Exelon(a)	$1,307	$1,624	5.53%	5.58%
ComEd	$330	$202	5.43%	5.53%
PECO	$—	$165	—%	5.57%
BGE	$406	$336	5.57%	5.59%
PHI(b)	$—	$394	—%	5.60%
Pepco	$—	$132	—%	5.59%
DPL	$—	$63	—%	5.60%
ACE	$—	$199	—%	5.60%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
__________
(a)Exelon Corporate had $571 million and $527 million in outstanding commercial paper borrowings at March 31, 2024 and December 31, 2023, respectively.
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
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of March 31, 2024.
The Utility Registrants have credit facility agreements, arranged at minority and community banks, which are solely utilized to issue letters of credit. The facility agreements have aggregate commitments of $40 million, $40 million, $15 million, $15 million, $15 million, and $15 million, at ComEd, PECO, BGE, Pepco, DPL, and ACE, respectively. These facilities expire on October 4, 2024.
See Note 16 — Debt and Credit Agreements of the 2023 Form 10-K for additional information on the Registrants' credit facilities.
Short-Term Loan Agreements
On March 23, 2017, Exelon Corporate entered into a term loan agreement for $500 million. The loan agreement was renewed in the first quarter of 2024 and was bifurcated into two tranches of $350 million and $150 million on March 14, 2024. The agreements will expire on March 14, 2025. Pursuant to the loan agreements, loans made thereunder bear interest at a variable rate equal to SOFR plus 1.05% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon's Consolidated Balance Sheets within Short-term borrowings.
On May 9, 2023, ComEd entered into a 364-day term loan agreement for $400 million with a variable rate equal to SOFR plus 1.00% and an expiration date of May 7, 2024. On May 1, 2024, ComEd entered into an agreement to extend the $400 million term loan through the expiration date of June 28, 2024. Interest on the extended loan will be based on a variable rate equal to SOFR plus 1.00%. The original proceeds from the loan were used to repay outstanding commercial paper obligations and for general corporate purposes. The loan agreement is reflected in Exelon's and ComEd's Consolidated Balance Sheets within Short-term borrowings.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
Long-Term Debt
Issuance of Long-Term Debt
During the three months ended March 31, 2024, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Notes	5.15%	March 15, 2029	$650	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
Exelon	Notes	5.45%	March 15, 2034	$650	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
Exelon	Notes	5.60%	March 15, 2053	$400	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
Pepco	First Mortgage Bonds	5.20%	March 15, 2034	$375	Refinance existing indebtedness, refinance outstanding commercial paper obligations, and for general corporate purposes.
Pepco	First Mortgage Bonds	5.50%	March 15, 2054	$300	Refinance existing indebtedness, refinance outstanding commercial paper obligations, and for general corporate purposes.
DPL	First Mortgage Bonds	5.24%	March 20, 2034	$100	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.55%	March 20, 2054	$75	Repay existing indebtedness and for general corporate purposes.
ACE(a)	First Mortgage Bonds	5.55%	March 20, 2054	$75	Repay existing indebtedness and for general corporate purposes.
__________
(a)On March 20, 2024, ACE entered into a purchase agreement of First Mortgage Bonds of $75 million and $100 million at 5.29% and 5.49% due on August 28, 2034 and August 28, 2039, respectively. The closing date of the issuance is expected to occur in August 2024.
Debt Covenants
As of March 31, 2024, the Registrants are in compliance with debt covenants.
10. Fair Value of Financial Assets and Liabilities (All Registrants)
Exelon measures and classifies fair value measurements in accordance with the hierarchy as defined by GAAP. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
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
Exelon’s valuation techniques used to measure the fair value of the assets and liabilities shown in the tables below are in accordance with the policies discussed in Note 17 — Fair Value of Financial Assets and Liabilities of the 2023 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of March 31, 2024 and December 31, 2023. The Registrants have no financial liabilities measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	March 31, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$42,774	$—	$34,426	$3,613	$38,039	$41,095	$—	$33,804	$3,442	$37,246
ComEd	11,487	—	9,910	—	9,910	11,486	—	10,210	—	10,210
PECO	5,134	—	4,391	—	4,391	5,134	—	4,562	—	4,562
BGE	4,602	—	4,015	—	4,015	4,602	—	4,145	—	4,145
PHI	9,153	—	4,356	3,613	7,969	8,648	—	4,160	3,442	7,602
Pepco	4,359	—	2,549	1,570	4,119	4,096	—	2,311	1,600	3,911
DPL	2,254	—	668	1,274	1,942	2,080	—	694	1,134	1,828
ACE	1,909	—	929	768	1,697	1,833	—	939	708	1,647
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$—	$392	$392	$390	$—	$—	$390	$390
ComEd	205	—	—	209	209	205	—	—	208	208
PECO	184	—	—	183	183	184	—	—	182	182
__________
(a)Includes unamortized debt issuance costs, unamortized debt discount and premium, net, purchase accounting fair value adjustments, and finance lease liabilities which are not fair valued. Refer to Note 16 — Debt and Credit Agreements of the 2023 Form 10-K for unamortized debt issuance costs, unamortized debt discount and premium, net, and purchase accounting fair value adjustments and Note 10 — Leases of the 2023 Form 10-K for finance lease liabilities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at March 31, 2024 and December 31, 2023. Exelon and the Utility Registrants have immaterial and no financial assets or liabilities measured using the NAV practical expedient, respectively:
Exelon

	At March 31, 2024				At December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$883	$—	$—	$883	$618	$—	$—	$618
Rabbi trust investments
Cash equivalents	68	—	—	68	67	—	—	67
Mutual funds	57	—	—	57	53	—	—	53
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	65	43	108	—	61	43	104
Rabbi trust investments subtotal	125	72	43	240	120	68	43	231
Interest rate derivative assets
Derivatives designated as hedging instruments	—	2	—	2	—	11	—	11
Economic hedges	—	—	—	—	—	1	—	1
Interest rate derivative assets subtotal	—	2	—	2	—	12	—	12
Total assets	1,008	74	43	1,125	738	80	43	861
Liabilities
Commodity derivative liabilities	—	—	(108)	(108)	—	—	(133)	(133)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	(1)	—	(1)	—	(24)	—	(24)
Economic hedges	—	—	—	—	—	(22)	—	(22)
Interest rate derivative liabilities subtotal	—	(1)	—	(1)	—	(46)	—	(46)
Deferred compensation obligation	—	(75)	—	(75)	—	(75)	—	(75)
Total liabilities	—	(76)	(108)	(184)	—	(121)	(133)	(254)
Total net assets (liabilities)	$1,008	$(2)	$(65)	$941	$738	$(41)	$(90)	$607
__________
(a)Exelon excludes cash of $271 million and $334 million at March 31, 2024 and December 31, 2023, respectively, and restricted cash of $154 million and $149 million at March 31, 2024 and December 31, 2023, respectively, and includes long-term restricted cash of $99 million and $174 million at March 31, 2024 and December 31, 2023, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
At March 31, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$398	$—	$—	$398	$14	$—	$—	$14	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	10	—	—	10	10	—	—	10
Life insurance contracts	—	—	—	—	—	19	—	19	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	10	19	—	29	10	—	—	10
Total assets	398	—	—	398	24	19	—	43	10	—	—	10
Liabilities
Commodity derivative liabilities(b)	—	—	(108)	(108)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(9)	—	(9)	—	(9)	—	(9)	—	(4)	—	(4)
Total liabilities	—	(9)	(108)	(117)	—	(9)	—	(9)	—	(4)	—	(4)
Total net assets (liabilities)	$398	$(9)	$(108)	$281	$24	$10	$—	$34	$10	$(4)	$—	$6

	ComEd				PECO				BGE
At December 31, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$453	$—	$—	$453	$9	$—	$—	$9	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	9	—	—	9	9	—	—	9
Life insurance contracts	—	—	—	—	—	18	—	18	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	9	18	—	27	9	—	—	9
Total assets	453	—	—	453	18	18	—	36	9	—	—	9
Liabilities
Commodity derivative liabilities(b)	—	—	(133)	(133)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(8)	—	(8)	—	(4)	—	(4)
Total liabilities	—	(8)	(133)	(141)	—	(8)	—	(8)	—	(4)	—	(4)
Total net assets (liabilities)	$453	$(8)	$(133)	$312	$18	$10	$—	$28	$9	$(4)	$—	$5
__________
(a)ComEd excludes cash of $75 million and $86 million at March 31, 2024 and December 31, 2023, respectively, and restricted cash of $154 million and $147 million at March 31, 2024 and December 31, 2023, respectively. Additionally, ComEd includes long-term restricted cash of $99 million and $174 million at March 31, 2024 and December 31, 2023, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO excludes cash of $34 million and $42 million at March 31, 2024 and December 31, 2023, respectively. BGE excludes cash of $27 million and $47 million at March 31, 2024 and December 31, 2023, respectively, and restricted cash of zero and $1 million at March 31, 2024 and December 31, 2023, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $29 million and $79 million, respectively, at March 31, 2024 and $27 million and $106 million, respectively, at December 31, 2023 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	At March 31, 2024				At December 31, 2023
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$438	$—	$—	$438	$107	$—	$—	$107
Rabbi trust investments
Cash equivalents	65	—	—	65	64	—	—	64
Mutual funds	9	—	—	9	9	—	—	9
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	22	41	63	—	21	41	62
Rabbi trust investments subtotal	74	29	41	144	73	28	41	142
Total assets	512	29	41	582	180	28	41	249
Liabilities
Deferred compensation obligation	—	(12)	—	(12)	—	(13)	—	(13)
Total liabilities	—	(12)	—	(12)	—	(13)	—	(13)
Total net assets	$512	$17	$41	$570	$180	$15	$41	$236

	Pepco				DPL				ACE
At March 31, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$192	$—	$—	$192	$241	$—	$—	$241	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	64	—	—	64	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	41	63	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	64	22	41	127	—	—	—	—	—	—	—	—
Total assets	256	22	41	319	241	—	—	241	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$256	$21	$41	$318	$241	$—	$—	$241	$—	$—	$—	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
At December 31, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$23	$—	$—	$23	$1	$—	$—	$1	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	63	—	—	63	—	—	—	—	—	—	—	—
Life insurance contracts	—	21	41	62	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	63	21	41	125	—	—	—	—	—	—	—	—
Total assets	86	21	41	148	1	—	—	1	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$86	$20	$41	$147	$1	$—	$—	$1	$—	$—	$—	$—
__________
(a)PHI excludes cash of $89 million and $96 million at March 31, 2024 and December 31, 2023, respectively, and restricted cash of zero and $1 million at March 31, 2024 and December 31, 2023, respectively. Pepco excludes cash of $28 million and $48 million at March 31, 2024 and December 31, 2023, respectively, and restricted cash of zero and $1 million at March 31, 2024 and December 31, 2023, respectively. DPL excludes cash of $29 million and $15 million at March 31, 2024 and December 31, 2023, respectively. ACE excludes cash of $27 million and $21 million at March 31, 2024 and December 31, 2023, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2024 and 2023:

	Exelon	ComEd		PHI and Pepco
Three Months Ended March 31, 2024	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2023	$(90)	$(133)		$41
Total realized / unrealized gains (losses)
Included in net income(a)	—	—		—
Included in regulatory assets/liabilities	25	25	(b)	—
Balance at March 31, 2024	$(65)	$(108)	(c)	$41
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at March 31, 2024	$—	$—		$—

	Exelon	ComEd		PHI and Pepco
Three Months Ended March 31, 2023	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2022	$(44)	$(84)		$40
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		1
Included in regulatory assets/liabilities	(14)	(14)	(b)	—
Balance at March 31, 2023	$(57)	$(98)		$41
The amount of total gains included in income attributed to the change in unrealized gain related to assets and liabilities at March 31, 2023	$1	$—		$1
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $13 million of increases in fair value and an increase for realized gains due to settlements of $12 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2024. Includes $25 million of decreases in fair value and an increase for realized losses due to settlements of $11 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2023.
(c)The balance of the current and noncurrent asset was effectively zero as of March 31, 2024. The balance consists of a current and noncurrent liability of $29 million and $79 million, respectively, as of March 31, 2024.
Commodity Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at March 31, 2024	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	2024 Range & Arithmetic Average				2023 Range & Arithmetic Average
Commodity derivatives	$(108)	$(133)	Discounted Cash Flow	Forward power price(a)	$22.68	-	$84.62	$46.94	$30.27	-	$73.71	$43.35
________
(a)An increase to the forward power price would increase the fair value.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
11. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 18 — Commitments and Contingencies of the 2023 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at March 31, 2024:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	35	31	28	2	1
__________
(a)Remaining commitments extend through 2026 and include escrow funds, charitable contributions, and rate credits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments at March 31, 2024, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2024	2025	2026	2027	2028	2029 and beyond
Exelon
Letters of credit(a)	$32	$24	$8	$—	$—	$—	$—
Surety bonds(b)	194	181	13	—	—	—	—
Financing trust guarantees(c)	378	—	—	—	—	78	300
Guaranteed lease residual values(d)	25	—	3	5	4	6	7
Total commercial commitments	$629	$205	$24	$5	$4	$84	$307

ComEd
Letters of credit(a)	$17	$14	$3	$—	$—	$—	$—
Surety bonds(b)	36	34	2	—	—	—	—
Financing trust guarantees(c)	200	—	—	—	—	—	200
Total commercial commitments	$253	$48	$5	$—	$—	$—	$200

PECO
Letters of credit(a)	$3	$—	$3	$—	$—	$—	$—
Surety bonds(b)	2	1	1	—	—	—	—
Financing trust guarantees(c)	178	—	—	—	—	78	100
Total commercial commitments	$183	$1	$4	$—	$—	$78	$100

BGE
Letters of credit(a)	$7	$7	$—	$—	$—	$—	$—
Surety bonds(b)	3	2	1	—	—	—	—
Total commercial commitments	$10	$9	$1	$—	$—	$—	$—

PHI
Surety bonds(b)	$96	$91	$5	$—	$—	$—	$—
Guaranteed lease residual values(d)	25	—	3	5	4	6	7
Total commercial commitments	$121	$91	$8	$5	$4	$6	$7

Pepco
Surety bonds(a)	$85	$84	$1	$—	$—	$—	$—
Guaranteed lease residual values(d)	8	—	1	2	1	2	2
Total commercial commitments	$93	$84	$2	$2	$1	$2	$2

DPL
Surety bonds(b)	$6	$3	$3	$—	$—	$—	$—
Guaranteed lease residual values(d)	10	—	1	2	2	2	3
Total commercial commitments	$16	$3	$4	$2	$2	$2	$3

ACE
Surety bonds(b)	$5	$4	$1	$—	$—	$—	$—
Guaranteed lease residual values(d)	7	—	1	1	1	2	2
Total commercial commitments	$12	$4	$2	$1	$1	$2	$2
__________
(a)Exelon and certain of its subsidiaries maintain non-debt letters of credit to provide credit support for certain transactions as requested by third parties.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
(b)Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds. Historically, payments under the guarantees have not been made and the likelihood of payments being required is remote.
(c)Reflects guarantee of ComEd and PECO securities held by ComEd Financing III, PECO Trust III, and PECO Trust IV.
(d)Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 9 years. The maximum potential obligation at the end of the minimum lease term would be $57 million guaranteed by Exelon and PHI, of which $19 million, $22 million, and $16 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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
•ComEd has 16 sites that are currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2031.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
At March 31, 2024 and December 31, 2023, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	March 31, 2024		December 31, 2023
	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation
Exelon	$413	$328	$428	$338
ComEd	293	292	303	302
PECO	27	25	27	25
BGE	14	11	14	11
PHI	76	—	81	—
Pepco	74	—	79	—
DPL	1	—	1	—
ACE	1	—	1	—
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
Pursuant to an internal agreement between the Pepco Entities, since 2013, Pepco has performed the work required by the Consent Decree and has been reimbursed for that work by an agreed upon allocation of costs between the Pepco Entities. In September 2019, the Pepco Entities issued a draft “final” RI report which DOEE approved on February 3, 2020. The Pepco Entities are completing a FS to evaluate possible remedial alternatives for submission to DOEE. In October 2022, DOEE approved dividing the work to complete the landside portion of the FS from the waterside portion to expedite the overall schedule for completion of the project. The landside FS was approved by DOEE on March 15, 2024, and the waterside FS is scheduled to be complete and approved by DOEE by the end of the fourth quarter of 2024. Following the completion of each FS, DOEE will issue a Proposed Plan for public comment and then issue a Record of Decision (ROD) identifying the remedial actions determined to be necessary for the area in question. On October 3, 2023, DOEE and Pepco entered into an addendum to the Benning Consent Decree pursuant to which Pepco has agreed to fund or perform the remedial actions to be selected by DOEE for the landslide and water areas. This addendum to the Benning Consent Decree was entered by the Court on February 27, 2024 and became effective on that date.
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

Note 11 — Commitments and Contingencies
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
On July 15, 2022, Pepco received a letter from the District of Columbia's Office of the Attorney General (D.C. OAG) on behalf of DOEE conveying a settlement offer to resolve all PRPs' liability to the District of Columbia (District) for their past costs and their anticipated future costs to complete the work for the Interim ROD. Pepco responded on July 27, 2022 to enter into settlement discussions. On October 3, 2023, Pepco and the District entered into another consent decree (the “Anacostia River Consent Decree”) pursuant to which Pepco agreed to pay $47 million to resolve its liability to the District for all past costs to perform the river-wide RI/FS and all future costs to complete the work required by the Interim ROD. This amount will be paid in four equal annual installments beginning a year after the effective date of the Anacostia River Consent Decree. The funds will be deposited into the DOEE’s Clean Land Fund for the District’s costs of the Interim ROD work. The Anacostia River Consent Decree caps Pepco’s liability for these costs and provides Pepco with the right to seek contribution from other potentially responsible parties. The Anacostia River Consent Decree was signed by the judge for the U.S. District Court for the District of Columbia and became effective on April 11, 2024. Exelon, PHI, and Pepco have accrued a liability for Pepco’s payment obligations under the Anacostia Consent Decree and management's best estimate of its share of any other future Anacostia River response costs. Pepco has concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
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
Buzzard Point Site (Exelon, PHI, and Pepco). On December 8, 2022, Pepco received a letter from the D.C. OAG, alleging wholly past violations of the District's stormwater discharge and waste disposal requirements related to operations at the Buzzard Point facility, a 9-acre parcel of waterfront property in Washington, D.C. occupied by an active substation and former steam plant building. The letter also alleged wholly past violations by Pepco of stormwater discharge requirements related to its district-wide system of underground vaults. On October 3, 2023, Pepco entered into a Consent Order with the District of Columbia to resolve the alleged violations without any admission of liability. The Consent Order requires Pepco to pay a civil penalty of $10 million. In addition, Pepco has agreed to assess the environmental conditions at its Buzzard Point facility and conduct any remedial actions deemed necessary as a result of the assessment, and also to assess potential environmental impacts associated with the operation of its underground vaults. The Consent Order was lodged with the District of Columbia Superior Court in January 2024. The court signed and entered the Consent Order, and it became effective on February 2, 2024. Exelon, PHI, and Pepco have accrued a liability for the penalty payments and for the projected costs for the required environmental assessments and remediation. Pepco has concluded that incremental exposure is reasonably possible, but the range of loss cannot be reasonably estimated beyond the amounts included in the table above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
Litigation and Regulatory Matters
DPA and Related Matters (Exelon and ComEd). Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois (USAO) requiring production of information concerning their lobbying activities in the State of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the USAO requiring production of records of any communications with certain individuals and entities. On October 22, 2019, the SEC notified Exelon and ComEd that it had also opened an investigation into their lobbying activities. On July 17, 2020, ComEd entered into a DPA with the USAO to resolve the USAO investigation, which included a payment to the U.S. Treasury of $200 million, which was paid in November 2020. The three-year term of the DPA ended on July 17, 2023, and on that same date the court granted the USAO’s motion to dismiss the pending charge against ComEd that had been deferred by the DPA.
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
Subsequent to Exelon announcing the receipt of the USAO subpoenas, various lawsuits were filed, and various demand letters were received related to the subject of the subpoenas, the conduct described in the DPA and the SEC's investigation, including:
•Four putative class action lawsuits against ComEd and Exelon were filed in federal court on behalf of ComEd customers in the third quarter of 2020 alleging, among other things, civil violations of federal racketeering laws. On September 9, 2021, the federal court granted ComEd and Exelon’s motion to dismiss and dismissed plaintiffs’ federal law claim with prejudice. The federal court also dismissed the related state law claims made by the federal plaintiffs on jurisdictional grounds. Plaintiffs appealed dismissal of the federal law claim to the Seventh Circuit Court of Appeals, and refiled their state law claims in state court. On August 22, 2022, the Seventh Circuit affirmed the dismissal of the consolidated federal cases in their entirety. The time to further appeal has passed and the Seventh Circuit’s decision is final.
•Three putative class action lawsuits against ComEd and Exelon were filed in Illinois state court in the third quarter of 2020 seeking restitution and compensatory damages on behalf of ComEd customers. The cases were consolidated into a single action in October of 2020. ComEd and Exelon filed a motion to dismiss on January 11, 2021. On December 23, 2021, the state court granted ComEd and Exelon's motion to dismiss with prejudice. Plaintiffs appealed the court's ruling dismissing their complaint to the First District Court of Appeals. On February 15, 2022, ComEd and Exelon moved to dismiss the federal plaintiffs' refiled state law claims, seeking dismissal on the same legal grounds asserted in their motion to dismiss the original state court plaintiffs' complaint. The court granted dismissal of the refiled state claims on February 16, 2022. The original federal plaintiffs appealed that dismissal on February 18, 2022. The two state appeals were consolidated on March 21, 2022. On September 8, 2023, the appellate court affirmed the dismissal. On December 22, 2023, plaintiffs filed a petition for leave to appeal to the Illinois Supreme Court, which ComEd and Exelon responded to on January 12, 2024. On March 27, 2024, the Illinois Supreme Court denied plaintiffs' petition for leave to appeal. The dismissal of this action is final.
•On November 3, 2022, a plaintiff filed a putative class action complaint in Lake County, Illinois Circuit Court against ComEd and Exelon for unjust enrichment and deceptive business practices in connection with the conduct giving rise to the DPA. Plaintiff seeks an accounting and disgorgement of any benefits ComEd allegedly obtained from said conduct. ComEd and Exelon filed a motion to dismiss the Complaint on February 3, 2023. On June 16, 2023, the court granted ComEd and Exelon's motion to dismiss the action with prejudice. Plaintiff filed its notice of appeal of that dismissal on July 17, 2023. On April 12, 2024, the appellate court issued its decision affirming dismissal of the action.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
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
•Several shareholders have sent letters to the Exelon Board of Directors since 2020 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. Since that date, multiple parties have filed separate derivative lawsuits that were subsequently consolidated. On October 12, 2021, the parties filed an agreed motion to stay the litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. The stay has been extended several times. Through mediation efforts, a settlement of the derivative claims was reached by the SLC, the Independent Review Committee of the Board (which had been formed in the third quarter of 2022, to ensure the Board’s consideration of any SLC recommendations would be independent and objective), the Board, and certain of the derivative shareholders. On June 16, 2023, the SLC filed a motion for preliminary approval of the settlement, attaching the Stipulation and Agreement of Settlement (Stipulation), which contains the terms of the proposed settlement. The proposed settlement terms include but are not limited to: a payment of $40 million to Exelon by Exelon’s insurers of which $10 million constitutes the attorneys’ fee award to be paid to the Settling Shareholders’ counsel; various compliance and disclosure-related reforms; and certain changes in Board and Committee composition. On June 30, 2023, the court granted the non-settling shareholders’ request for limited discovery into the settlement. Following that discovery, on October 26, 2023, the SLC filed its renewed motion for preliminary approval with supporting submissions filed by the Independent Review Committee, Exelon, and the settling shareholders on that same day. The parties briefing on preliminary approval was completed on January 18, 2024.
In August 2022, the ICC concluded its investigation initiated on August 12, 2021 into rate impacts of conduct admitted in the DPA, including the costs recovered from customers related to the DPA and Exelon's funding of the fine paid by ComEd. On August 17, 2022, the ICC issued its final order accepting ComEd's voluntary customer refund offer of approximately $38 million (of which about $31 million is ICC jurisdictional; the remaining balance is FERC jurisdictional) that resolves the question of whether customer funds were used for DPA related activities. The customer refund includes the cost of every individual or entity that was either (i) identified in the DPA or (ii) identified by ComEd as an associate of the former Speaker of the Illinois House of Representatives in the ICC proceeding. The ICC’s DPA investigation is now closed. The ICC jurisdictional refund was made to customers during the April 2023 billing cycle, as required by the ICC. The FERC jurisdictional refund was included in ComEd's transmission formula rate update proceeding, filed on May 12, 2023. The filed transmission rate, inclusive of the FERC jurisdictional DPA refund, will appear on ComEd retail customers' bills for the June 2023 through May 2024 monthly billing periods, in the line designated as "Transmission Services Charge." The customer refund will not be recovered in rates or charged to customers and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon. An accrual for the amount of the customer refund has been recorded in Regulatory assets in Exelon’s and ComEd’s Consolidated Balance Sheets as of March 31, 2024.
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

Note 11 — Commitments and Contingencies
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
12. Shareholders' Equity (Exelon)
At-the-Market Program
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of Common stock under the Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the Equity Distribution Agreement. In November and December 2023, Exelon issued approximately 3.6 million shares of Common stock at an average gross price of $39.58 per share. The net proceeds from these issuances were $140 million, which were used for general corporate purposes. As of March 31, 2024, $858 million of Common stock remained available for sale pursuant to the ATM program.
13. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following table presents changes in Exelon's AOCI, net of tax, by component:

Three Months Ended March 31, 2024	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2023	$(3)	$(723)	$(726)
OCI before reclassifications	34	(24)	10
Amounts reclassified from AOCI	(1)	5	4
Net current-period OCI	$33	$(19)	$14
Balance at March 31, 2024	$30	$(742)	$(712)

Three Months Ended March 31, 2023	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2022	$2	$(640)	$(638)
OCI before reclassifications	6	(10)	(4)
Amounts reclassified from AOCI	—	3	3
Net current-period OCI	$6	$(7)	$(1)
Balance at March 31, 2023	$8	$(647)	$(639)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. See Note 14 — Retirement Benefits of the 2023 Form 10-K and Note 7 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Changes in Accumulated Other Comprehensive Income
The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended March 31,
	2024	2023
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	$(2)	$(1)
Pension and non-pension postretirement benefit plans valuation adjustments	8	3
Unrealized gains on cash flow hedges	(10)	(1)
14. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2024
Utility taxes(a)	$229	$75	$41	$31	$82	$74	$8	$—
Property	105	9	4	53	38	26	11	1
Payroll	34	9	5	5	7	2	1	1

Three Months Ended March 31, 2023
Utility taxes(a)	$220	$74	$40	$29	$77	$68	$8	$1
Property	99	10	4	50	35	24	11	—
Payroll	32	7	5	5	7	2	1	1
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2024
AFUDC — Equity	$40	$10	$8	$7	$15	$12	$3	$—
Non-service net periodic benefit cost	(7)	—	—	—	—	—	—	—

Three Months Ended March 31, 2023
AFUDC — Equity	$38	$10	$6	$3	$19	$14	$2	$3
Non-service net periodic benefit cost	(1)	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Depreciation, amortization, and accretion
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2024
Property, plant, and equipment(a)	$711	$284	$101	$122	$190	$81	$52	$53
Amortization of regulatory assets and liabilities, net(a)	166	78	3	28	56	26	9	21
Amortization of intangible assets, net(a)	2	—	—	—	—	—	—	—
ARO accretion(b)	1	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$880	$362	$104	$150	$246	$107	$61	$74

Three Months Ended March 31, 2023
Property, plant, and equipment(a)	$680	$267	$95	$124	$180	$76	$51	$47
Amortization of regulatory assets and liabilities, net(a)	178	71	3	43	61	32	9	20
Amortization of intangible assets, net(a)	2	—	—	—	—	—	—	—
Total depreciation and amortization	$860	$338	$98	$167	$241	$108	$60	$67
__________
(a)Included in Depreciation and amortization expense in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating and maintenance expense in Exelon's Consolidated Statements of Operations and Comprehensive Income.

	Other non-cash operating activities
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2024
Pension and OPEB costs	$61	$17	$—	$15	$23	$9	$4	$3
Allowance for credit losses	63	2	27	12	22	16	3	3
True-up adjustments to decoupling mechanisms and formula rates(a)	(91)	(19)	2	(43)	(31)	(29)	4	(6)
Amortization of operating ROU asset	9	—	—	2	6	1	2	1
AFUDC — Equity	(40)	(10)	(8)	(7)	(15)	(12)	(3)	—

Three Months Ended March 31, 2023
Pension and OPEB costs (benefit)	$45	$6	$(3)	$14	$24	$8	$4	$4
Allowance for credit losses	70	—	37	18	15	7	5	3
True-up adjustments to decoupling mechanisms and formula rates(a)	(282)	(153)	4	(65)	(68)	(39)	(11)	(18)
Long-term incentive plan	2	—	—	—	—	—	—	—
Amortization of operating ROU asset	10	1	—	1	7	1	2	1
Change in environmental liabilities	25	—	—	—	25	25	—	—
AFUDC — Equity	(38)	(10)	(6)	(3)	(19)	(14)	(2)	(3)
__________

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information
(a)For ComEd, reflects the true-up adjustments in Regulatory assets and liabilities associated with its distribution, energy efficiency, distributed generation, and transmission formula rates. For PECO, reflects the change in Regulatory assets and liabilities associated with its transmission formula rates. For BGE, Pepco, DPL, and ACE, reflects the change in Regulatory assets and liabilities associated with their decoupling mechanisms and transmission formula rates. See Note 3 — Regulatory Matters of the 2023 Form 10-K for additional information.

The following tables provide a reconciliation of cash, cash equivalents, and restricted cash reported within the Registrants’ Consolidated Balance Sheets that sum to the total of the same amounts in their Consolidated Statements of Cash Flows.

	Cash, cash equivalents, and restricted cash
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2024
Cash and cash equivalents	$720	$100	$39	$27	$504	$198	$269	$27
Restricted cash and cash equivalents	489	428	9	—	23	22	1	—
Restricted cash included in Other deferred debits and other assets	99	99	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,308	$627	$48	$27	$527	$220	$270	$27

Balance at December 31, 2023
Cash and cash equivalents	$445	$110	$42	$47	$180	$48	$16	$21
Restricted cash and cash equivalents	482	402	9	1	24	24	—	—
Restricted cash included in Other deferred debits and other assets	174	174	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,101	$686	$51	$48	$204	$72	$16	$21

Balance at March 31, 2023
Cash and cash equivalents	$522	$75	$27	$20	$367	$126	$142	$71
Restricted cash and cash equivalents	381	323	9	1	29	27	1	—
Restricted cash included in Other deferred debits and other assets	180	180	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,083	$578	$36	$21	$396	$153	$143	$71

For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2023 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2024
Compensation-related accruals(a)	$349	$102	$46	$46	$59	$19	$12	$8
Taxes accrued	237	214	93	140	170	135	42	16
Interest accrued	408	80	54	59	87	40	29	17

Balance at December 31, 2023
Compensation-related accruals(a)	$661	$206	$87	$81	$107	$27	$17	$12
Taxes accrued	221	204	96	75	137	116	30	10
Interest accrued	414	148	49	44	72	38	13	15
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
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates		Capitalized costs
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Exelon
BSC			$158	$175
PHISCO			29	24
ComEd
BSC	$100	$83	71	81
PECO
BSC	58	51	29	30
BGE
BSC	59	54	24	24
PHI
BSC	50	42	34	40
PHISCO	—	—	29	24
Pepco
BSC	31	27	17	14
PHISCO	33	30	12	11
DPL
BSC	19	17	12	10
PHISCO	25	24	9	7
ACE
BSC	16	14	5	14
PHISCO	23	22	8	6

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

Current Receivables from/Payables to Affiliates
The following tables present current Receivables from affiliates and current Payables to affiliates:
March 31, 2024

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$66	$—	$6	$72
PECO	$—		—	—	—	—	33	—	8	41
BGE	—	—		—	—	—	35	—	2	37
PHI	—	—	—	—	—	—	6	—	11	17
Pepco	—	—	—		—	—	19	17	1	37
DPL	—	—	—	—		—	13	12	—	25
ACE	—	—	—	—	—		10	12	—	22
Other	3	—	—	1	—	4	—			8
Total	$3	$—	$—	$1	$—	$4	$182	$41	$28	$259
December 31, 2023

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$64	$—	$8	$72
PECO	$—		—	—	—	—	36	—	3	39
BGE	—	—		—	—	—	33	—	2	35
PHI	—	—	—	—	—	—	5	—	10	15
Pepco	—	—	—		—	—	17	14	1	32
DPL	—	1	—	—		—	12	11	1	25
ACE	—	1	—	1	1		11	11	—	25
Other	3	—	—	1	—	3	1	—		8
Total	$3	$2	$—	$2	$1	$3	$179	$36	$25	$251
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
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	March 31, 2024			December 31, 2023
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders by Registrant for the three months ended March 31, 2024 compared to the same period in 2023. For additional information regarding the financial results for the three months ended March 31, 2024 and 2023, see the discussions of Results of Operations by Registrant.

	Three Months Ended March 31,		(Unfavorable) Favorable Variance
	2024	2023
Exelon	$658	$669	$(11)
ComEd	193	241	(48)
PECO	149	166	(17)
BGE	264	200	64
PHI	168	155	13
Pepco	75	65	10
DPL	66	60	6
ACE	29	33	(4)
Other(a)	(116)	(93)	(23)
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023. Net income attributable to common shareholders decreased by $11 million and diluted earnings per average common share decreased to $0.66 in 2024 from $0.67 in 2023 primarily due to:
•Higher interest expense at PECO, PHI, and Exelon Corporate;
•Higher storm costs at PECO and BGE;
•Lower electric distribution earnings from lower ROE and the absence of a return on the pension asset at ComEd; and
•Lower carrying costs related to the CMC regulatory assets at ComEd.
The decreases were partially offset by:

•The favorable impacts of rate increases at BGE and PHI; and
•Less unfavorable weather impacts at PECO.
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
The following table provides a reconciliation between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings for the three months ended March 31, 2024 compared to the same period in 2023:

	Three Months Ended March 31,
	2024		2023
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$658	$0.66	$669	$0.67
Mark-to-market impact of economic hedging activities (net of taxes of $0)	—	—	(1)	—
Change in environmental liabilities (net of taxes of $7)	—	—	18	0.02
Separation costs (net of taxes of $0)(a)	—	—	(1)	—
Change in FERC audit liability (net of taxes of $9 and $4, respectively )	27	0.03	11	0.01
Adjusted (non-GAAP) operating earnings	$685	$0.68	$696	$0.70
__________
Note:
Amounts may not sum due to rounding.
Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. The marginal statutory income tax rates for 2024 and 2023 ranged from 24.0% to 29.0%.

(a)Represents costs related to the separation primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs, which are recorded in Operating and maintenance expense and Other, net.
Significant 2024 Transactions and Developments
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
The following tables show the Utility Registrants’ completed and pending distribution base rate case proceedings in 2024. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$501	8.905%	December 14, 2023	January 1, 2024
			$838	$810	8.905%	April 18, 2024	May 1, 2024
	April 21, 2023	Electric	$247	$259	8.91%	November 30, 2023	January 1, 2024
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	$104	$52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	March 15, 2024	Electric	$670	8.905%	December 2024
	April 26, 2024	Electric	$627	9.89%	December 2024
PECO - Pennsylvania	March 28, 2024	Electric	$464	10.95%	Fourth quarter of 2024
		Natural Gas	$111	11.15%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	10.50%	Third quarter of 2024
Pepco - Maryland	May 16, 2023 (amended February 23, 2024)	Electric	$186	10.50%	Second quarter of 2024
Transmission Formula Rates
For 2024, the following total increases/(decreases) were included in ComEd's and BGE's electric transmission formula rate updates. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase	Annual Reconciliation (Decrease) Increase	Total Revenue Requirement Increase	Allowed Return on Rate Base	Allowed ROE
ComEd	$32	$(12)	$20	8.14%	11.50%
BGE	$42	$13	$53	7.47%	10.50%
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
On July 27, 2023, FERC issued a final audit report which included, among other things, findings and recommendations related to ComEd's methodology regarding the allocation of certain overhead costs to capitalized construction costs under FERC regulations, including a suggestion that refunds may be due to customers for amounts collected in previous years. On August 28, 2023, ComEd filed a formal notice of the issues it will contest. On December 14, 2023, FERC appointed a settlement judge for the contested overhead allocation findings and set the matter for a trial-type hearing. That hearing process has been held in abeyance while a formal settlement process, which began in February 2024, takes place. Based on the preliminary findings and the ongoing settlement process, ComEd determined that a loss was probable and recorded its regulatory liability to reflect its best estimate of that loss. The final outcome and resolution of any contested audit issues as well as a reasonable estimate of potential future losses cannot be accurately estimated at this stage; however, the final resolution of these matters could result in recognition of future losses, above the amounts currently accrued, that could be material to the Exelon and ComEd financial statements.

Other Key Business Drivers and Management Strategies
The following discussion of other key business drivers and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business in the 2023 Form 10-K, ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Key Business Drivers and Management Strategies in the 2023 Form 10-K, and Note 11 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in this report for additional information on various environmental matters.
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
In March 2023, Exelon, ComEd, and PHI submitted three applications related to the Smart Grid Grants program under section 40107 of IIJA. These applications are focused on replacing existing Advanced Distribution Management Systems (ADMS) in support of distributed energy resources (DERs) and grid-edged technologies, strengthening interoperability and data architecture of systems in support of two-way power flows and accelerating advanced metering deployment in disadvantaged communities. In October 2023, ComEd’s project, Deployment of a Community-Oriented Interoperable Control Framework for Aggregating and Integrating Distributed Energy Resources and Other Grid-Edge Devices, was recommended by the Grid Deployment Office (GDO) for negotiation of a final award up to $50 million. This project will enable ComEd and its local partners to deploy the next generation of grid technologies that support the growth of solar and electric vehicles (EVs), while piloting new local workforce training initiatives to support job creation connected to the clean energy transition. The award negotiation process is currently ongoing.

In April 2023, ComEd, PECO, BGE, and PHI submitted seven applications related to the Grid Resilience Grants program under section 40101(c) of IIJA. These applications are broadly focused on improving grid resilience with an emphasis on disadvantaged communities, relief of capacity constraints and modernizing infrastructure, deployment of DER and microgrid technologies and providing improved resilience through storm hardening projects. In October 2023, PECO’s project, Creating a Resilient, Equitable, and Accessible Transformation in Energy for Greater Philadelphia (CREATE), was recommended by the GDO for negotiation of a final award up to $100 million. This project will support critical electric infrastructure investments to help reduce the impact of extreme weather and historic flooding on the Registrants' electric distribution system. The award negotiation process is currently ongoing.

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

In November 2023, the GDO announced up to $3.9 billion available through the second-round funding opportunity of the Grid Resilience and Innovation Partnerships (GRIP) Program for Fiscal Years 2024 and 2025. This funding opportunity focuses on projects that will improve electric transmission by increasing funding and advancing interconnection processes for faster build out of energy projects, create comprehensive solutions that link grid communications systems and operations to increase resilience and reduce power outages and threats, and deploy advanced technologies such as distributed energy resources and battery systems to provide essential grid services to ensure American communities across the country have access to affordable, reliable, clean electricity. In January 2024, Exelon, ComEd, BGE, PHI, Pepco, DPL, and ACE submitted seven concept papers in response to the second round of the GRIP program. The concept papers were focused on improving the resilience of the electric grid and deployment of technologies to enhance grid flexibility and deliver benefits to customers and communities across the Exelon footprint. Six of the seven concept papers submitted received notifications of encouragement to submit a full application. Exelon, BGE, PHI, Pepco, DPL, and ACE are in the process of evaluating the development and submission of final applications. Formal applications for Topic Area 1 (Grid Resilience) and Topic Area 3 (Grid Innovation) were due on April 17, 2024. ACE in coordination with the NJBPU Division of Clean Energy submitted an application for Topic Area 3 to expand DER hosting capacity through integrated grid enhancing technologies. Formal applications for Topic Area 2 (Smart Grid Grants) are due on May 22, 2024. The GDO is expected to announce award notification in the second half of 2024. Exelon, BGE, PHI, Pepco, DPL and ACE cannot predict if their applications will be selected for negotiation of a final award.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of March 31, 2024, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2023. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2023 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
Operating revenues	$2,095	$1,667	$428
Operating expenses
Purchased power	907	488	(419)
Operating and maintenance	418	337	(81)
Depreciation and amortization	362	338	(24)
Taxes other than income taxes	94	93	(1)
Total operating expenses	1,781	1,256	(525)
Operating income	314	411	(97)
Other income and (deductions)
Interest expense, net	(122)	(117)	(5)
Other, net	20	18	2
Total other income and (deductions)	(102)	(99)	(3)
Income before income taxes	212	312	(100)
Income taxes	19	71	52
Net income	$193	$241	$(48)
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023. Net income decreased by $48 million as compared to the same period in 2023, primarily due to decreases in electric distribution earnings reflecting lower allowed ROE.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2024
Increase (Decrease)
Distribution	$34
Transmission	2
Energy efficiency	20
Other	(5)
51
Regulatory required programs	377
Total increase	$428
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms.
Distribution Revenue. Distribution revenues were under a performance-based formula rate through 2023. Starting in 2024, distribution revenues are under a MRP. Both the performance-based formula rate and the MRP require annual reconciliations of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred with certain limitations for the MRP reconciliations. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased for the three months ended March 31, 2024 as compared to the same period in 2023, due to higher fully recoverable costs offset by lower allowed ROE.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak

ComEd
load, which is updated annually in January based on the prior calendar year. Transmission revenue increased for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to higher peak load.
Energy Efficiency Revenue. Energy efficiency revenues are under a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenue decreased for the three months ended March 31, 2024 as compared to the same period in 2023, which primarily reflects less mutual assistance revenues associated with storm restoration efforts.
Regulatory Required Programs represents revenues collected under approved riders to recover costs incurred for regulatory programs such as recoveries under the credit loss expense tariff, environmental costs associated with MGP sites, ETAC, and costs related to electricity, ZEC, CMC, and REC procurement. ETAC is a retail customer surcharge collected and remitted to an Illinois state agency for programs to support clean energy jobs and training. The riders are designed to provide full and current cost recovery. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as ComEd remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, ComEd either acts as the billing agent or the competitive supplier separately bills its own customers, and therefore does not record Operating revenues or Purchased power expense related to the electricity. For customers that choose to purchase electric generation from ComEd, ComEd is permitted to recover the electricity, ZEC, CMC, and REC procurement costs without mark-up and therefore records equal and offsetting amounts in Operating revenues and Purchased power expense related to the electricity, ZECs, CMCs, and RECs.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The increase of $419 million for the three months ended March 31, 2024 compared to the same period in 2023, in Purchased power expense is offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2024
Increase
Labor, other benefits, contracting and materials	$45
BSC costs	17
Storm-related costs	6
Pension and non-pension postretirement benefits expense	6
Other	3
77
Regulatory required programs(a)	4
Total increase	$81
__________
(a)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.

ComEd
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2024
Increase
Depreciation and amortization(a)	$16
Regulatory asset amortization(b)	8
Total increase	$24
__________
(a)Reflects ongoing capital expenditures.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Effective income tax rates were 9.0% and 22.8% for the three months ended March 31, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended March 31,		(Unfavorable) Favorable Variance
	2024	2023
Operating revenues	$1,054	$1,112	$(58)
Operating expenses
Purchased power and fuel	403	484	81
Operating and maintenance	293	270	(23)
Depreciation and amortization	104	98	(6)
Taxes other than income taxes	51	50	(1)
Total operating expenses	851	902	51
Gain on sales of assets	2	—	2
Operating income	205	210	(5)
Other income and (deductions)
Interest expense, net	(55)	(48)	(7)
Other, net	9	8	1
Total other income and (deductions)	(46)	(40)	(6)
Income before income taxes	159	170	(11)
Income taxes	10	4	(6)
Net income	$149	$166	$(17)
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023. Net income decreased by $17 million, due to an increase in operating expenses as a result of higher storm costs and an increase in interest expense, partially offset by an increase in revenue as a result of less unfavorable weather impact relative to the same period last year.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2024
	Increase (Decrease)
	Electric	Gas	Total
Weather	$12	$12	$24
Volume	(2)	(2)	(4)
Pricing	1	3	4
Transmission	8	—	8
Other	(4)	(3)	(7)
	15	10	25
Regulatory required programs	(30)	(53)	(83)
Total decrease	$(15)	$(43)	$(58)
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2024 compared to the same period in 2023, Operating revenues related to weather increased due to less unfavorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in

PECO
PECO’s service territory for the three months ended March 31, 2024 compared to the same period in 2023 and normal weather consisted of the following:

	Three Months Ended March 31,			% Change
PECO Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	2,089	1,888	2,410	10.6%	(13.3)%
Cooling Degree-Days	—	—	1	N/A	(100.0)%
Volume. Electric volume, exclusive of the effects of weather, for the three months ended March 31, 2024 compared to the same period in 2023, remained relatively consistent. Natural gas volume for the three months ended March 31, 2024 compared to the same period in 2023, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2024	2023
Residential	3,455	3,358	2.9%	(1.2)%
Small commercial & industrial	1,891	1,843	2.6%	(1.7)%
Large commercial & industrial	3,355	3,237	3.6%	2.5%
Public authorities & electric railroads	179	168	6.5%	7.1%
Total electric retail deliveries(a)	8,880	8,606	3.2%	0.2%

	At March 31,
Number of Electric Customers	2024	2023
Residential	1,540,491	1,529,779
Small commercial & industrial	156,475	155,846
Large commercial & industrial	3,160	3,118
Public authorities & electric railroads	10,713	10,401
Total	1,710,839	1,699,144
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2024	2023
Residential	18,895	17,190	9.9%	0.6%
Small commercial & industrial	9,488	8,699	9.1%	(0.8)%
Large commercial & industrial	16	29	(44.8)%	(12.2)%
Transportation	6,899	7,014	(1.6)%	(3.0)%
Total natural gas retail deliveries(a)	35,298	32,932	7.2%	(0.5)%

	At March 31,
Number of Natural Gas Customers	2024	2023
Residential	508,429	504,181
Small commercial & industrial	45,038	45,003
Large commercial & industrial	7	9
Transportation	646	650
Total	554,120	549,843
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three months ended March 31, 2024 compared to the same period in 2023 remained relatively consistent.

PECO
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.
Other revenue primarily includes revenue related to late payment charges. Other revenue for the three months ended March 31, 2024 compared to the same period in 2023 remained relatively consistent.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The decrease of $81 million for the three months ended March 31, 2024 compared to the same period in 2023, in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2024
Increase (Decrease)
Storm-related costs	$25
BSC costs	7
Pension and non-pension postretirement benefit expense	2
Labor, other benefits, contracting and materials	(6)
Credit loss expense	(10)
Other	7
25
Regulatory required programs	(2)
Total increase	$23
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2024
Increase
Depreciation and amortization(a)	$6
Regulatory asset amortization	—
Total increase	$6
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

PECO
Interest expense, net increased $7 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an increase in interest rates and the issuance of debt in the second quarter of 2023.
Effective income tax rates were 6.3% and 2.4% for the three months ended March 31, 2024 and 2023, respectively, See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
Operating revenues	$1,297	$1,257	$40
Operating expenses
Purchased power and fuel	464	492	28
Operating and maintenance	264	222	(42)
Depreciation and amortization	150	167	17
Taxes other than income taxes	89	83	(6)
Total operating expenses	967	964	(3)
Operating income	330	293	37
Other income and (deductions)
Interest expense, net	(50)	(44)	(6)
Other, net	8	3	5
Total other income and (deductions)	(42)	(41)	(1)
Income before income taxes	288	252	36
Income taxes	24	52	28
Net income	$264	$200	$64
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023. Net Income increased $64 million primarily due to favorable impacts of the multi-year plans, partially offset by an increase in storm costs, an increase in property tax expense, and an increase in interest expense. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2024
	Increase (Decrease)
	Electric	Gas	Total
Distribution	$23	$44	$67
Transmission	(1)	—	(1)
Other	(1)	(2)	(3)
	21	42	63
Regulatory required programs	47	(70)	(23)
Total increase (decrease)	$68	$(28)	$40
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

	At March 31,
Number of Electric Customers	2024	2023
Residential	1,213,063	1,207,486
Small commercial & industrial	115,406	115,658
Large commercial & industrial	13,110	12,911
Public authorities & electric railroads	261	266
Total	1,341,840	1,336,321

BGE

	At March 31,
Number of Natural Gas Customers	2024	2023
Residential	658,818	656,583
Small commercial & industrial	37,982	38,260
Large commercial & industrial	6,336	6,261
Total	703,136	701,104
Distribution Revenue increased for the three months ended March 31, 2024, compared to the same period in 2023, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.Transmission revenue remained relatively the same for the three months ended March 31, 2024, compared to the same period in 2023.
Other Revenue includes revenue related to late payment, charges, mutual assistance, off-system sales, and service application fees. Other Revenue decreased for the three months ended March 31, 2024 compared to the same period in 2023.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as conservation, demand response, and the POLR mechanism. The riders are designed to provide full and current cost recovery, as well as a return in certain instances. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. Customer choice programs do not impact the volume of deliveries as BGE remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation or natural gas from competitive suppliers, BGE acts as the billing agent and therefore does not record Operating revenues or Purchased power and fuel expense related to the electricity and/or natural gas. For customers that choose to purchase electric generation or natural gas from BGE, BGE is permitted to recover the electricity and natural gas procurement costs from customers and therefore records the amounts related to the electricity and/or natural gas in Operating revenues and Purchased power and fuel expense. BGE recovers electricity and natural gas procurement costs from customers with a slight mark-up.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The decrease of $28 million for the three months ended March 31, 2024 compared to the same period in 2023, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2024
Increase (Decrease)
Storm-related costs	10
BSC costs	5
Credit loss expense	(6)
Labor, other benefits, contracting, and materials	(3)
6
Regulatory required programs(a)	36
Total increase	$42
__________
(a)Increase due to the cost recovery associated with Empower Maryland. Please refer to 2023 10-K Note 3 — Regulatory Matters for additional information.
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2024
Increase (Decrease)
Depreciation and amortization	$1
Regulatory required programs(a)	(25)
Regulatory asset amortization	7
Total decrease	$(17)
__________
(a)Decrease due to the cost recovery associated with Empower Maryland. Please refer to 2023 10-K Note 3 — Regulatory Matters for additional information.

Interest expense, net increased by $6 million for the three months ended March 31, 2024, respectively compared to the same period in 2023, primarily due to the issuance of debt during the second quarter of 2023.
Taxes other than income taxes increased by $6 million for the three months ended March 31, 2024, respectively, compared to the same period in 2023, primarily due to increased property taxes.
Effective income tax rates were 8.3% and 20.6% for the three months ended March 31, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three months ended March 31, 2024 compared to the same period in 2023. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
PHI	$168	$155	$13
Pepco	75	65	10
DPL	66	60	6
ACE	29	33	(4)
Other(a)	(2)	(3)	1
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investment activities.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023. Net Income increased by $13 million primarily due to the absence of an increase environmental liabilities, an increase in ACE and DPL Delaware electric distribution rates, favorable impacts of the Pepco Maryland and DPL Maryland multi-year plans, and higher transmission rates at Pepco and DPL, partially offset by an increase in interest expense and various operating expenses.

Pepco

Results of Operations — Pepco

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
Operating revenues	$759	$710	$49
Operating expenses
Purchased power	281	258	(23)
Operating and maintenance	150	150	—
Depreciation and amortization	107	108	1
Taxes other than income taxes	102	94	(8)
Total operating expenses	640	610	(30)
Operating income	119	100	19
Other income and (deductions)
Interest expense, net	(45)	(39)	(6)
Other, net	15	16	(1)
Total other income and (deductions)	(30)	(23)	(7)
Income before income taxes	89	77	12
Income taxes	14	12	(2)
Net income	$75	$65	$10
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023. Net Income increased by $10 million primarily due to the absence of an increase in environmental liabilities, favorable impacts of the Maryland multi-year plan, customer growth, and higher transmission rates, partially offset by an increase in interest expense, credit loss expense, and depreciation expense.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2024
Increase
Distribution	$9
Transmission	9
Other	—
18
Regulatory required programs	31
Total increase	$49
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

	At March 31,
Number of Electric Customers	2024	2023
Residential	869,606	859,207
Small commercial & industrial	54,177	54,089
Large commercial & industrial	22,992	22,858
Public authorities & electric railroads	207	201
Total	946,982	936,355

Pepco

Distribution Revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to favorable impacts of the Maryland multi-year plan, and customer growth.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to increases in underlying costs and capital investment.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $23 million for the three months ended March 31, 2024 compared to the same period in 2023, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2024
Increase (Decrease)
BSC and PHISCO costs	$7
Credit loss expense	7
Pension and non-pension postretirement benefits expense	(1)
Labor, other benefits, contracting and materials(a)	(22)
Other	1
(8)
Regulatory required programs(b)	8
Total increase	$—
__________
(a)Primarily reflects the absence of an increase in environmental liabilities for the three months ended March 31, 2024 compared to the same period in 2023.
(b)Increase due to the cost recovery associated with Empower Maryland. Please refer to 2023 10-K Note 3 — Regulatory Matters for additional information.

Pepco

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2024
Increase (Decrease)
Depreciation and amortization(a)	$5
Regulatory asset amortization	—
Regulatory required programs	(6)
Total decrease	$(1)
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased $8 million for the or the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in property taxes.
Interest expense, net increased by $6 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in interest rates and the issuance of debt in 2023 and 2024.
Effective income tax rates were 15.7% and 15.6% for the three months ended March 31, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
Operating revenues	$491	$474	$17
Operating expenses
Purchased power and fuel	215	221	6
Operating and maintenance	95	87	(8)
Depreciation and amortization	61	60	(1)
Taxes other than income taxes	20	20	—
Total operating expenses	391	388	(3)
Operating income	100	86	14
Other income and (deductions)
Interest expense, net	(22)	(17)	(5)
Other, net	5	3	2
Total other income and (deductions)	(17)	(14)	(3)
Income before income taxes	83	72	11
Income taxes	17	12	(5)
Net income	$66	$60	$6

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023. Net income increased $6 million primarily due to an increase in Delaware electric distribution rates, higher transmission rates, and favorable impacts of the Maryland multi-year plan, partially offset by an increase in interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2024
	Increase (Decrease)
	Electric	Gas	Total
Weather	$3	$3	$6
Volume	(1)	(1)	(2)
Distribution	10	1	11
Transmission	7	—	7
Other	2	—	2
	21	3	24
Regulatory required programs	21	(28)	(7)
Total increase (decrease)	$42	$(25)	$17
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2024, compared to the same period in 2023, Operating revenues related to weather increased due to favorable weather conditions in Delaware electric and natural gas service territories.

DPL

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in the Delaware electric service territory and a 30-year period in the Delaware natural gas service territory. The changes in heating and cooling degree days in the Delaware service territory for the three months ended March 31, 2024 compared to same period in 2023 and normal weather consisted of the following:

	Three Months Ended March 31,			% Change
Delaware Electric Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	2,204	1,952	2,447	12.9%	(9.9)%
Cooling Degree-Days	—	—	1	—%	(100.0)%

	Three Months Ended March 31,			% Change
Delaware Natural Gas Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	2,204	1,952	2,476	12.9%	(11.0)%
Volume, exclusive of the effects of weather, remained relatively consistent for the three months ended March 31, 2024 compared to the same period in 2023.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2024	2023
Residential	857	797	7.5%	(0.4)%
Small commercial & industrial	339	327	3.7%	(0.3)%
Large commercial & industrial	718	719	(0.1)%	(1.0)%
Public authorities & electric railroads	7	9	(22.2)%	(24.7)%
Total electric retail deliveries(a)	1,921	1,852	3.7%	(0.7)%

	At March 31,
Number of Total Electric Customers (Maryland and Delaware)	2024	2023
Residential	486,950	482,979
Small commercial & industrial	64,338	63,794
Large commercial & industrial	1,260	1,236
Public authorities & electric railroads	593	595
Total	553,141	548,604
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2024	2023
Residential	3,913	3,581	9.3%	(1.2)%
Small commercial & industrial	1,717	1,652	3.9%	(6.8)%
Large commercial & industrial	428	414	3.4%	3.5%
Transportation	1,960	1,900	3.2%	(1.9)%
Total natural gas deliveries(a)	8,018	7,547	6.2%	(2.4)%

DPL

	At March 31,
Number of Delaware Natural Gas Customers	2024	2023
Residential	130,427	129,791
Small commercial & industrial	10,182	10,158
Large commercial & industrial	16	16
Transportation	163	158
Total	140,788	140,123
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Distribution Revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to favorable impacts of the higher electric distribution rates in Delaware that became effective July 2023, favorable impacts of the Maryland multi-year plan that became effective in January 2024, and higher natural gas DSIC rates in Delaware that became effective in January 2024, partially offset by lower electric DSIC rates in Delaware that became effective in January 2024.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three months ended March 31, 2024 compared to the same period in 2023, transmission revenue increased primarily due to increases in underlying costs and capital investment.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The decrease of $6 million for the three months ended March 31, 2024, compared to the same period in 2023, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

DPL

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2024
Increase (Decrease)
Storm-related Costs	$6
BSC and PHISCO costs	3
Labor and contracting	2
Credit loss expense	(2)
Other	(1)
8
Regulatory required programs	—
Total increase	$8
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2024
Increase
Depreciation and amortization(a)	$1
Regulatory required programs	—
Regulatory asset amortization	—
Total increase	$1
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net increased by $5 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in interest rates and the issuance of debt in 2023 and 2024.
Effective income tax rates were 20.5% and 16.7% for the three months ended March 31, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
Operating revenues	$358	$353	$5
Operating expenses
Purchased power	140	148	8
Operating and maintenance	87	81	(6)
Depreciation and amortization	74	67	(7)
Taxes other than income taxes	2	2	—
Total operating expenses	303	298	(5)
Operating income	55	55	—
Other income and (deductions)
Interest expense, net	(20)	(16)	(4)
Other, net	5	5	—
Total other income and (deductions)	(15)	(11)	(4)
Income before income taxes	40	44	(4)
Income taxes	11	11	—
Net income	$29	$33	$(4)
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023. Net income decreased by $4 million primarily due to an increase in various operating expenses, depreciation expense, and interest expense, partially offset by an increase in distribution rates.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2024
Increase (Decrease)
Distribution	$11
Transmission	2
Other	1
14
Regulatory required programs	(9)
Total increase	$5
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

ACE

	At March 31,
Number of Electric Customers	2024	2023
Residential	505,793	503,260
Small commercial & industrial	62,704	62,230
Large commercial & industrial	2,893	3,030
Public authorities & electric railroads	728	726
Total	572,118	569,246
Distribution Revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 due to higher distribution rates that became effective December 2023 and the expiration of customer credits related to the TCJA tax benefits.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to increases in underlying costs and capital investment.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The decrease of $8 million for the three months ended March 31, 2024 compared to the same period in 2023, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2024
Increase
BSC and PHISCO costs	$3
Storm-related costs	2
Other	1
6
Regulatory required programs(a)	—
Total increase	$6
__________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2024
Increase
Depreciation and amortization(a)	$5
Regulatory asset amortization	2
Regulatory required programs	—
Total increase	$7
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net increased $4 million for the year ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in interest rates and the issuance of debt in 2023 and 2024.
Effective income tax rates were 27.5% and 25.0% for the three months ended March 31, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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
See Note 3 — Regulatory Matters of the 2023 Form 10-K and Notes 2 — Regulatory Matters and 11 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the three months ended March 31, 2024 and 2023 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$(11)	$(48)	$(17)	$64	$13	$10	$6	$(4)
Adjustments to reconcile net income to cash:
Non-cash operating activities	129	115	—	(34)	24	(4)	17	19
Collateral received (paid), net	221	12	—	22	189	24	120	45
Income taxes	(2)	6	(1)	—	4	4	1	(2)
Pension and non-pension postretirement benefit contributions	(67)	18	(2)	(17)	(65)	—	—	(6)
Regulatory assets and liabilities, net	576	653	(35)	31	(69)	9	(28)	(50)
Changes in working capital and other assets and liabilities	(338)	(84)	(72)	(58)	(63)	(38)	(6)	(18)
Increase (decrease) in cash flows from operating activities	$508	$672	$(127)	$8	$33	$5	$110	$(16)
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. See above for additional information related to cash flows from Generation. Significant operating cash flow impacts for the Registrants and Generation for the three months ended March 31, 2024 and 2023 were as follows:
•See Note 14 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether the Registrant was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The change in Collateral received (paid), net, when comparing the three month ended March 31, 2024 to the three month ended March 31, 2023, is due to stable energy prices for the current year. See Note 8 — Derivative Financial Instruments for additional information.
•See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in Pension and non-pension postretirement benefit contributions relates to Exelon's increased contributions to the Qualified Plans during the three months ended March 31, 2024. See Note 14 — Retirement Benefits of the 2023 Form 10-K for additional information.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differs from the recovery period of those costs. Included within the changes is energy efficiency spend for ComEd of $80 million and $72 million for the three months ended March 31, 2024 and 2023, respectively. Also included within the changes is energy efficiency and demand response programs spend for BGE, Pepco, DPL and ACE of $28 million, $10 million, $4 million, and $8 million for the three months ended March 31, 2024 and $33 million, $14 million, $5 million, and $4 million for the three months ended March 31, 2023, respectively. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the three months ended March 31,

2024 and 2023. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $(276) million and $(338) million, respectively. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the three months ended March 31, 2024, the established pricing resulted in ComEd owing payments to nuclear-powered generating facilities, which is reported within the cash flows from operations as a change in accounts payable and accrued expense.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the three months ended March 31, 2024 and 2023 by Registrant:

Increase (decrease) in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$114	$23	$(26)	$26	$108	$35	$—	$72
Proceeds from sales of assets and businesses	2	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	—	—	—	(134)	—	—
Other investing activities	(12)	—	2	5	(8)	(8)	—	—
Increase (decrease) in cash flows from investing activities	$104	$23	$(24)	$31	$100	$(107)	$—	$72
Significant investing cash flow impacts for the Registrants for three months ended March 31, 2024 and 2023 were as follows:
•Changes in capital expenditures are primarily due to the timing of cash expenditures for capital projects. See the "Credit Matters and Cash Requirements" section below for additional information on projected capital expenditure spending for the Utility Registrants. See Note — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for capital expenditures related to Generation prior to the separation.
•Changes in intercompany money pool are driven by short-term borrowing needs. Refer to more information regarding the intercompany money pool below.
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the three months ended March 31, 2024 and 2023 by Registrant:

(Decrease) increase in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$963	$296	$(71)	$235	$20	$167	$52	$(199)
Long-term debt, net	(1,344)	(975)	—	—	75	25	50	—
Changes in intercompany money pool	—	—	—	—	—	—	—	134
Dividends paid on common stock	(23)	(7)	1	(12)	—	(3)	(3)	(1)
Distributions to member	—	—	—	—	(6)	—	—	—
Contributions from parent/member	—	(147)	250	(237)	82	8	55	18
Other financing activities	6	12	—	—	(4)	(1)	(1)	(1)
(Decrease) increase in cash flows from financing activities	$(398)	$(821)	$180	$(14)	$167	$196	$153	$(49)
Significant financing cash flow impacts for the Registrants for the three months ended March 31, 2024 and 2023 were as follows:
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
•Exelon’s ability to pay dividends on its common stock depends on the receipt of dividends paid by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. See Note 18 — Commitments and Contingencies of the 2023 Form 10-K for additional information on dividend restrictions. See below for quarterly dividends declared.
Debt
See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt issuances.
During the three months ended March 31, 2024, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon	SMBC Term Loan Agreement	SOFR plus 0.85%	April 8, 2024	$500
Exelon	Software Licensing Agreement	3.62%	December 1, 2025	$1
Pepco	First Mortgage Bonds	3.60%	March 15, 2024	$400
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the three months ended March 31, 2024 and for the second quarter of 2024 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2024	February 21, 2024	March 4, 2024	March 15, 2024	$0.3800
Second Quarter 2024	April 30, 2024	May 13, 2024	June 14, 2024	$0.3800

__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2024. The 2024 quarterly dividend will be $0.38 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $2.7 billion was available to support additional commercial paper as of March 31, 2024, and of which no financial institution has more than 6% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the three months ended March 31, 2024 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2023 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”) with certain sales agents and forward sellers and certain forward purchasers establishing an ATM equity distribution program under which it may offer and sell shares of its common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of common stock under the Equity Distribution Agreement and may at any time suspend or terminate offers and sales under the Equity Distribution Agreement. As of December 31, 2023, $858 million of Common stock remained available for sale pursuant to the ATM program. For the period ended March 31, 2024, Exelon did not issue any shares of common stock under the ATM program and did not enter into any forward sale agreements.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at March 31, 2024 and available credit facility capacity prior to any incremental collateral at March 31, 2024:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$—	$—	$660
PECO	—	27	598
BGE	—	47	188
Pepco	—	—	300
DPL	—	12	300
ACE	—	—	300
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of March 31, 2024, the most recent estimates of capital expenditures for plant additions and improvements for 2024 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$7,425
ComEd	475	1,675	N/A	2,150
PECO	75	1,225	400	1,700
BGE	475	625	500	1,600
PHI	575	1,325	100	1,975
Pepco	225	750	N/A	975
DPL	200	300	100	625
ACE	125	275	N/A	400
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
See Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements of the 2023 Form 10-K for additional information on pension and OPEB contributions.
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
The credit ratings for the Registrants did not change for the three months ended March 31, 2024.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of March 31, 2024, are presented in the following table:

	During the Three Months Ended March 31, 2024		At March 31, 2024
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$626	$—	$330
PECO	55	(255)	—
BSC	—	(420)	(302)
PHI Corporate	—	(86)	(73)
PCI	45	—	45

	During the Three Months Ended March 31, 2024		At March 31, 2024
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	(Borrowed) Contributed
Pepco	$171	$—	$134
DPL	—	(33)	—
ACE	—	(171)	(134)
Shelf Registration Statements
As of January 1st, 2024 Exelon and the Utility Registrants had an effective combined shelf registration statement, unlimited in amount (“Legacy Registration Statement”). On February 20, 2024, Exelon Corporation filed with the SEC Post-Effective Amendment 1 to its Legacy Registration Statement to remove and withdraw registration of all registered securities of ACE, DPL, PECO and BGE.
On February 21, 2024, Exelon Corporation, together with Pepco and ComEd as co-registrants, filed with the SEC Post-Effective Amendment 2 to its Legacy Registration Statement. Post-Effective Amendment 2 amends the Legacy Registration Statement to include an authorized limit of $7,200 million, which can be used to issue Exelon Corporation debt securities and equity securities, as well as Pepco and ComEd debt securities, through the expiration date of August 3, 2025. On February 21, 2024, PECO and BGE filed with the SEC a standalone effective shelf registration statement, unlimited in amount, which can be used to issue PECO and BGE debt securities through the expiration date of February 20, 2027. The ability of Exelon Corporation, ComEd, Pepco,

PECO and BGE to sell securities off their corresponding registration Statements, or to access the private placement markets, will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.
As a result of Post-Effect Amendment 1, DPL and ACE filed to deregister all securities that remain unsold. DPL and ACE periodically issue securities through the private placement markets. DPL and ACE's ability to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, current financial condition, securities ratings and market conditions.
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At March 31, 2024
	Short-term Financing Authority (e)			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(a) (b)	FERC	December 31, 2025	$2,500	ICC	January 1, 2027	$2,368
PECO	FERC	December 31, 2025	1,500	PAPUC	December 31, 2024	550
BGE(c)	FERC	December 31, 2025	700	MDPSC	N/A	1,100
Pepco	FERC	December 31, 2025	500	MDPSC / DCPSC	December 31, 2025	375
DPL	FERC	December 31, 2025	500	MDPSC / DEPSC	December 31, 2025	375
ACE	NJBPU	December 31, 2025	350	NJBPU	December 31, 2024	550
__________
(a)On June 29, 2023, ComEd filed an application for $2 billion in new money long-term debt financing authority from the ICC and received approval on January 1, 2024.
(b)On February 20, 2024, ComEd filed an application for $750 million in refinancing authority from the ICC, which was approved on April 18, 2024. The refinancing authority under the approved application has an effective date of May 1, 2024, and extends the expiration date to May 1, 2027.
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
•Equity price and interest rate risk associated with Exelon’s pension and OPEB plan trusts. See Note 7 — Retirement Benefits of the 2023 Form 10-K for additional information.
•Interest rate risk associated with changes in interest rates for the Registrants’ outstanding long-term debt. This risk is significantly reduced as substantially all of the Registrants’ outstanding debt has fixed interest rates. There is inherent interest rate risk related to refinancing maturing debt by issuing new long-term debt. The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. In addition, Exelon may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges, or to lock in rate levels on borrowings, which are typically designated as economic hedges. See Note 8 – Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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
For additional information on these contracts, see Note 8 — Derivative Financial Instruments and Note 10 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements.

The following table presents the maturity and source of fair value for Exelon’s and ComEd’s mark-to-market commodity contract net liabilities. These net liabilities are associated with ComEd’s floating-to-fixed energy swap contracts with unaffiliated suppliers. The table provides two fundamental pieces of information. First, the table provides the source of fair value used in determining the carrying amount of Exelon's and ComEd's total mark-to-market net liabilities. Second, the table shows the maturity, by year, of Exelon's and ComEd's commodity contract net liabilities giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 10 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2024	2025	2026	2027	2028	2029 and Beyond
Prices based on model or other valuation methods (Level 3)	$(24)	$(17)	$(14)	$(14)	$(14)	$(25)	$(108)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
ITEM 4.    CONTROLS AND PROCEDURES
During the first quarter of 2024, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of March 31, 2024, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. In the first quarter of 2024, ComEd and PECO implemented a new customer care and billing information system replacing the existing system. ComEd and PECO expect the new system to further automate, enhance and standardize the processes by which they engage with their customers. As part of this system implementation, ComEd and PECO appropriately considered the impacts to internal controls over financial reporting. There were no other changes in internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of the 2023 Form 10-K, (b) Notes 3 — Regulatory Matters and 18 — Commitments and Contingencies of the 2023 Form 10-K, and (c) Notes 2 — Regulatory Matters and 11 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants

At March 31, 2024, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2023 Form 10-K in ITEM 1A. RISK FACTORS.

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
(4) Instruments Defining the Rights of Securities Holders, Including Indentures

Exelon Corporation
Exhibit No.	Description	Location
4-1	Seventh Supplemental Indenture, dated as of February 27, 2024, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated February 27, 2024, Exhibit 4.2

Potomac Electric Power Company
Exhibit No.	Description	Location
4-2	Pepco Supplemental Indenture to the Mortgage and Deed of Trust, dated as of February 15, 2024	File No. 001-01072, Form 8-K dated March 4, 2024, Exhibit 4.3

Atlantic City Electric Company
Exhibit No.	Description	Location
4-3	ACE Supplemental Indenture to the Mortgage and Deed of Trust, dated as of March 1, 2024	File No. 001-03559, Form 8-K dated March 20, 2024, Exhibit 4.2

Delmarva Power & Light Company
4-4	DPL Supplemental Indenture to the Mortgage and Deed of Trust, dated as of March 1, 2024	File No. 001-01405, Form 8-K dated March 20, 2024, Exhibit 4.4
(10) Material Contracts

Exelon Corporation
Exhibit No.	Description	Location
10-1	Exelon Corporation Senior Management Severance Plan, as amended and restated effective February 1, 2024.	Filed herewithin.
10-2	Exelon Corporation Long-Term Incentive Program, as amended and restated effective February 1, 2024.	Filed herewithin.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 filed by the following officers for the following companies:

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
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 filed by the following officers for the following companies:

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
May 2, 2024

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
May 2, 2024

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
May 2, 2024

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
May 2, 2024

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
May 2, 2024

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
May 2, 2024

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
May 2, 2024

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
May 2, 2024