Form 10-Q
period 2024-06-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2024-08-01
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of June 30, 2024 was:

Exelon Corporation Common Stock, without par value	1,000,498,207
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,416
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2023 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2023 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ATM	At the market
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
CMC	Carbon Mitigation Credit
CODMs	Chief Operating Decision Makers
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DSIC	Distribution System Improvement Charge
EDIT	Excess Deferred Income Taxes
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
ETAC	Energy Transition Assistance Charge
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
IIJA	Infrastructure Investment and Jobs Act
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MRP	Multi-Year Rate Plan
MWh	Megawatt hour

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
N/A	Not applicable
NAV	Net Asset Value
NJBPU	New Jersey Board of Public Utilities
NOLC	Tax Net Operating Loss Carryforward
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PRPs	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
TCJA	Tax Cuts and Jobs Act
ZEC	Zero Emission Credit or Zero Emission Certificate

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$5,169	$4,434	$10,367	$8,896
Natural gas operating revenues	272	258	1,011	1,080
Revenues from alternative revenue programs	(80)	126	25	404
Total operating revenues	5,361	4,818	11,403	10,380
Operating expenses
Purchased power	1,938	1,669	4,134	3,402
Purchased fuel	54	58	267	416
Operating and maintenance	1,209	1,197	2,481	2,347
Depreciation and amortization	894	866	1,773	1,727
Taxes other than income taxes	360	324	731	679
Total operating expenses	4,455	4,114	9,386	8,571
Gain on sale of assets	7	—	9	—
Operating income	913	704	2,026	1,809
Other income and (deductions)
Interest expense, net	(476)	(421)	(938)	(828)
Interest expense to affiliates	(7)	(6)	(12)	(12)
Other, net	64	139	139	249
Total other income and (deductions)	(419)	(288)	(811)	(591)
Income before income taxes	494	416	1,215	1,218
Income taxes	46	73	109	206
Net income attributable to common shareholders	$448	$343	$1,106	$1,012

Comprehensive income, net of income taxes
Net income	$448	$343	$1,106	$1,012
Other comprehensive income, net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	5	3	10	6
Pension and non-pension postretirement benefit plans valuation adjustments	(2)	(3)	(26)	(13)
Unrealized (loss) gain on cash flow hedges	(3)	9	30	15
Other comprehensive income	—	9	14	8
Comprehensive income attributable to common shareholders	$448	$352	$1,120	$1,020

Average shares of common stock outstanding:
Basic	1,001	995	1,001	995
Assumed exercise and/or distributions of stock-based awards(a)	—	1	—	1
Diluted	1,001	996	1,001	996

Earnings per average common share
Basic	$0.45	$0.34	$1.11	$1.02
Diluted	$0.45	$0.34	$1.10	$1.02
__________
(a)The dilutive effects of stock-based compensation awards are calculated using the treasury stock method for all periods presented.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$1,106	$1,012
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	1,774	1,727
Gain on sales of assets	(9)	—
Deferred income taxes and amortization of investment tax credits	72	94
Net fair value changes related to derivatives	—	4
Other non-cash operating activities	246	(222)
Changes in assets and liabilities:
Accounts receivable	(443)	387
Inventories	(25)	44
Accounts payable and accrued expenses	(120)	(734)
Collateral received (paid), net	13	(187)
Income taxes	(39)	97
Regulatory assets and liabilities, net	265	(516)
Pension and non-pension postretirement benefit contributions	(125)	(85)
Other assets and liabilities	(261)	140
Net cash flows provided by operating activities	2,454	1,761
Cash flows from investing activities
Capital expenditures	(3,466)	(3,685)
Other investing activities	(1)	10
Net cash flows used in investing activities	(3,467)	(3,675)
Cash flows from financing activities
Changes in short-term borrowings	(670)	(1,600)
Proceeds from short-term borrowings with maturities greater than 90 days	150	400
Repayments on short-term borrowings with maturities greater than 90 days	(549)	(150)
Issuance of long-term debt	4,225	5,200
Retirement of long-term debt	(903)	(1,209)
Dividends paid on common stock	(761)	(717)
Proceeds from employee stock plans	22	19
Other financing activities	(67)	(84)
Net cash flows provided by financing activities	1,447	1,859
Increase (decrease) in cash, restricted cash, and cash equivalents	434	(55)
Cash, restricted cash, and cash equivalents at beginning of period	1,101	1,090
Cash, restricted cash, and cash equivalents at end of period	$1,535	$1,035

Supplemental cash flow information
Decrease in capital expenditures not paid	$(74)	$(164)
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$934	$445
Restricted cash and cash equivalents	530	482
Accounts receivable
Customer accounts receivable	3,053	2,659
Customer allowance for credit losses	(372)	(317)
Customer accounts receivable, net	2,681	2,342
Other accounts receivable	1,136	1,101
Other allowance for credit losses	(108)	(82)
Other accounts receivable, net	1,028	1,019
Inventories, net
Fossil fuel	53	94
Materials and supplies	771	707
Regulatory assets	1,945	2,215
Other	615	473
Total current assets	8,557	7,777
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,160 and $17,251 as of June 30, 2024 and December 31, 2023, respectively)	75,646	73,593
Deferred debits and other assets
Regulatory assets	8,703	8,698
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	3,840	3,232
Investments	270	251
Other	1,467	1,365
Total deferred debits and other assets	20,910	20,176
Total assets	$105,113	$101,546
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,454	$2,523
Long-term debt due within one year	1,308	1,403
Accounts payable	2,810	2,846
Accrued expenses	1,241	1,375
Payables to affiliates	5	5
Customer deposits	425	411
Regulatory liabilities	433	389
Mark-to-market derivative liabilities	23	74
Unamortized energy contract liabilities	7	8
Other	569	557
Total current liabilities	8,275	9,591
Long-term debt	43,039	39,692
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	12,358	11,956
Regulatory liabilities	10,198	9,576
Pension obligations	1,562	1,571
Non-pension postretirement benefit obligations	524	527
Asset retirement obligations	272	267
Mark-to-market derivative liabilities	121	106
Unamortized energy contract liabilities	23	27
Other	2,199	2,088
Total deferred credits and other liabilities	27,257	26,118
Total liabilities	78,961	75,791
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 1,000 shares and 999 shares outstanding as of June 30, 2024 and December 31, 2023, respectively)	21,152	21,114
Treasury stock, at cost (2 shares as of June 30, 2024 and December 31, 2023)	(123)	(123)
Retained earnings	5,835	5,490
Accumulated other comprehensive loss, net	(712)	(726)
Total shareholders’ equity	26,152	25,755
Total liabilities and shareholders’ equity	$105,113	$101,546

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2024
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2023	1,001,249	$21,114	$(123)	$5,490	$(726)	$25,755
Net income	—	—	—	658	—	658
Long-term incentive plan activity	333	2	—	—	—	2
Employee stock purchase plan issuances	276	13	—	—	—	13
Common stock dividends ($0.38/common share)	—	—	—	(381)		(381)
Other comprehensive income, net of income taxes	—	—	—	—	14	14
Balance at March 31, 2024	1,001,858	$21,129	$(123)	$5,767	$(712)	$26,061
Net income	—	—	—	448	—	448
Long-term incentive plan activity	76	11	—	—	—	11
Employee stock purchase plan issuances	396	12	—	—	—	12
Common stock dividends ($0.38/common share)	—	—	—	(380)	—	(380)
Balance at June 30, 2024	1,002,330	$21,152	$(123)	$5,835	$(712)	$26,152

	Six Months Ended June 30, 2023
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2022	995,830	$20,908	$(123)	$4,597	$(638)	$24,744
Net income	—	—	—	669	—	669
Long-term incentive plan activity	306	1	—	—	—	1
Employee stock purchase plan issuances	266	12	—	—	—	12
Common stock dividends ($0.36/common share)	—	—	—	(359)	—	(359)
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	(1)
Balance at March 31, 2023	996,402	$20,921	$(123)	$4,907	$(639)	$25,066
Net income	—	—	—	343	—	343
Long-term incentive plan activity	372	9	—	—	—	9
Employee stock purchase plan issuances	278	11	—	—	—	11
Common stock dividends ($0.36/common share)	—	—	—	(359)	—	(359)
Other comprehensive income, net of income taxes	—	—	—	—	9	9
Balance at June 30, 2023	997,052	$20,941	$(123)	$4,891	$(630)	$25,079

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$2,120	$1,781	$4,194	$3,293
Revenues from alternative revenue programs	(43)	118	(24)	270
Operating revenues from affiliates	2	2	4	5
Total operating revenues	2,079	1,901	4,174	3,568
Operating expenses
Purchased power	763	685	1,670	1,172
Operating and maintenance	345	267	663	521
Operating and maintenance from affiliates	104	88	204	171
Depreciation and amortization	374	350	737	688
Taxes other than income taxes	94	88	188	182
Total operating expenses	1,680	1,478	3,462	2,734
Gain on sale of assets	5	—	5	—
Operating income	404	423	717	834
Other income and (deductions)
Interest expense, net	(120)	(117)	(239)	(230)
Interest expense to affiliates	(3)	(3)	(7)	(7)
Other, net	20	17	41	34
Total other income and (deductions)	(103)	(103)	(205)	(203)
Income before income taxes	301	320	512	631
Income taxes	31	71	49	142
Net income	$270	$249	$463	$489
Comprehensive income	$270	$249	$463	$489

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$463	$489
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	737	688
Gain on sales of assets	(5)	—
Deferred income taxes and amortization of investment tax credits	(8)	106
Other non-cash operating activities	69	(260)
Changes in assets and liabilities:
Accounts receivable	(278)	(30)
Receivables from and payables to affiliates, net	3	(3)
Inventories	(16)	(43)
Accounts payable and accrued expenses	(73)	(311)
Collateral received, net	12	25
Income taxes	(108)	16
Regulatory assets and liabilities, net	446	(459)
Pension and non-pension postretirement benefit contributions	(10)	(24)
Other assets and liabilities	70	110
Net cash flows provided by operating activities	1,302	304
Cash flows from investing activities
Capital expenditures	(1,111)	(1,262)
Other investing activities	11	3
Net cash flows used in investing activities	(1,100)	(1,259)
Cash flows from financing activities
Changes in short-term borrowings	(124)	(130)
Proceeds from short-term borrowings with maturities greater than 90 days	—	400
Repayments on short-term borrowings with maturities greater than 90 days	(400)	(150)
Issuance of long-term debt	800	975
Dividends paid on common stock	(388)	(374)
Contributions from parent	78	372
Other financing activities	(11)	(13)
Net cash flows (used in) provided by financing activities	(45)	1,080
Increase in cash, restricted cash, and cash equivalents	157	125
Cash, restricted cash, and cash equivalents at beginning of period	686	511
Cash, restricted cash, and cash equivalents at end of period	$843	$636

Supplemental cash flow information
Decrease in capital expenditures not paid	$(70)	$(7)
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$326	$110
Restricted cash and cash equivalents	446	402
Accounts receivable
Customer accounts receivable	1,132	860
Customer allowance for credit losses	(112)	(69)
Customer accounts receivable, net	1,020	791
Other accounts receivable	251	242
Other allowance for credit losses	(29)	(17)
Other accounts receivable, net	222	225
Receivables from affiliates	4	3
Inventories, net	294	279
Regulatory assets	1,089	1,335
Other	147	123
Total current assets	3,548	3,268
Property, plant, and equipment (net of accumulated depreciation and amortization of $7,577 and $7,222 as of June 30, 2024 and December 31, 2023, respectively)	29,642	29,088
Deferred debits and other assets
Regulatory assets	2,701	2,794
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	3,566	2,954
Investments	6	6
Prepaid pension asset	1,194	1,217
Other	966	875
Total deferred debits and other assets	11,058	10,471
Total assets	$44,248	$42,827
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$78	$602
Long-term debt due within one year	250	250
Accounts payable	806	867
Accrued expenses	393	576
Payables to affiliates	76	72
Customer deposits	123	118
Regulatory liabilities	241	191
Mark-to-market derivative liabilities	23	27
Other	251	219
Total current liabilities	2,241	2,922
Long-term debt	12,026	11,236
Long-term debt to financing trust	206	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,453	5,327
Regulatory liabilities	8,245	7,493
Asset retirement obligations	152	149
Non-pension postretirement benefits obligations	164	161
Mark-to-market derivative liabilities	116	106
Other	1,129	865
Total deferred credits and other liabilities	15,259	14,101
Total liabilities	29,732	28,464
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	10,479	10,401
Retained earnings	2,449	2,374
Total shareholders’ equity	14,516	14,363
Total liabilities and shareholders’ equity	$44,248	$42,827

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2023	$1,588	$10,401	$2,374	$14,363
Net income	—	—	193	193
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at March 31, 2024	$1,588	$10,440	$2,373	$14,401
Net income	—	—	270	270
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at June 30, 2024	$1,588	$10,479	$2,449	$14,516

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2022	$1,588	$9,746	$2,030	$13,364
Net income	—	—	241	241
Common stock dividends	—	—	(187)	(187)
Contributions from parent	—	186	—	186
Balance at March 31, 2023	$1,588	$9,932	$2,084	$13,604
Net income	—	—	249	249
Common stock dividends	—	—	(187)	(187)
Contributions from parent	—	186	—	186
Balance at June 30, 2023	$1,588	$10,118	$2,146	$13,852
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$795	$723	$1,576	$1,521
Natural gas operating revenues	94	108	367	425
Revenues from alternative revenue programs	—	(5)	(2)	(10)
Operating revenues from affiliates	2	2	4	4
Total operating revenues	891	828	1,945	1,940
Operating expenses
Purchased power	298	267	604	597
Purchased fuel	25	35	123	189
Operating and maintenance	209	186	444	405
Operating and maintenance from affiliates	61	53	119	105
Depreciation and amortization	107	99	210	197
Taxes other than income taxes	52	47	103	97
Total operating expenses	752	687	1,603	1,590
Gain on sales of assets	2	—	4	—
Operating income	141	141	346	350
Other income and (deductions)
Interest expense, net	(54)	(45)	(106)	(90)
Interest expense to affiliates	(3)	(3)	(6)	(7)
Other, net	9	6	18	15
Total other income and (deductions)	(48)	(42)	(94)	(82)
Income before income taxes	93	99	252	268
Income taxes	3	2	13	5
Net income	$90	$97	$239	$263
Comprehensive income	$90	$97	$239	$263
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$239	$263
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	210	197
Gain on sales of assets	(4)	—
Deferred income taxes and amortization of investment tax credits	(14)	(26)
Other non-cash operating activities	37	12
Changes in assets and liabilities:
Accounts receivable	(83)	182
Receivables from and payables to affiliates, net	1	(3)
Inventories	13	52
Accounts payable and accrued expenses	(57)	(167)
Income taxes	(19)	56
Regulatory assets and liabilities, net	(15)	14
Pension and non-pension postretirement benefit contributions	(3)	(1)
Other assets and liabilities	(65)	(34)
Net cash flows provided by operating activities	240	545
Cash flows from investing activities
Capital expenditures	(743)	(707)
Changes in Exelon intercompany money pool	—	(225)
Other investing activities	5	—
Net cash flows used in investing activities	(738)	(932)
Cash flows from financing activities
Changes in short-term borrowings	95	(239)
Issuance of long-term debt	—	575
Retirement of long-term debt	—	(50)
Dividends paid on common stock	(200)	(202)
Contributions from parent	580	330
Other financing activities	—	(4)
Net cash flows provided by financing activities	475	410
(Decrease) increase in cash, restricted cash, and cash equivalents	(23)	23
Cash, restricted cash, and cash equivalents at beginning of period	51	68
Cash, restricted cash, and cash equivalents at end of period	$28	$91

Supplemental cash flow information
Increase in capital expenditures not paid	$21	$3
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$19	$42
Restricted cash and cash equivalents	9	9
Accounts receivable
Customer accounts receivable	578	527
Customer allowance for credit losses	(112)	(95)
Customer accounts receivable, net	466	432
Other accounts receivable	143	117
Other allowance for credit losses	(20)	(8)
Other accounts receivable, net	123	109
Receivables from affiliates	1	2
Inventories, net
Fossil fuel	27	50
Materials and supplies	77	67
Prepaid utility taxes	90	2
Regulatory assets	115	127
Other	93	63
Total current assets	1,020	903
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,189 and $4,097 as of June 30, 2024 and December 31, 2023, respectively)	13,699	13,128
Deferred debits and other assets
Regulatory assets	861	793
Receivable related to Regulatory Agreement Units	274	278
Investments	37	35
Prepaid pension asset	433	429
Other	30	29
Total deferred debits and other assets	1,635	1,564
Total assets	$16,354	$15,595
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$260	$165
Accounts payable	522	512
Accrued expenses	184	236
Payables to affiliates	39	39
Customer deposits	78	79
Renewable energy credit obligation	72	36
Regulatory liabilities	79	92
Other	34	23
Total current liabilities	1,268	1,182
Long-term debt	5,135	5,134
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,367	2,321
Regulatory liabilities	311	314
Asset retirement obligations	27	26
Non-pension postretirement benefits obligations	287	286
Other	87	79
Total deferred credits and other liabilities	3,079	3,026
Total liabilities	9,666	9,526
Commitments and contingencies
Shareholder’s equity
Common stock	4,630	4,050
Retained earnings	2,058	2,019
Total shareholder’s equity	6,688	6,069
Total liabilities and shareholder's equity	$16,354	$15,595
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$4,050	$2,019	$6,069
Net income	—	149	149
Common stock dividends	—	(100)	(100)
Contributions from parent	580	—	580
Balance at March 31, 2024	$4,630	$2,068	$6,698
Net income	—	90	90
Common stock dividends	—	(100)	(100)
Balance at June 30, 2024	$4,630	$2,058	$6,688

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$3,702	$1,861	$5,563
Net income	—	166	166
Common stock dividends	—	(101)	(101)
Contributions from parent	330	—	330
Balance at March 31, 2023	$4,032	$1,926	$5,958
Net income	—	97	97
Common stock dividends	—	(101)	(101)
Balance at June 30, 2023	$4,032	$1,922	$5,954
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$799	$670	$1,656	$1,449
Natural gas operating revenues	150	121	545	530
Revenues from alternative revenue programs	(23)	4	19	70
Operating revenues from affiliates	2	2	5	4
Total operating revenues	928	797	2,225	2,053
Operating expenses
Purchased power	323	261	700	604
Purchased fuel	20	11	107	160
Operating and maintenance	188	144	392	311
Operating and maintenance from affiliates	62	54	122	108
Depreciation and amortization	162	158	312	325
Taxes other than income taxes	80	76	169	159
Total operating expenses	835	704	1,802	1,667
Operating income	93	93	423	386
Other income and (deductions)
Interest expense, net	(53)	(44)	(103)	(88)
Other, net	8	5	16	8
Total other income and (deductions)	(45)	(39)	(87)	(80)
Income before income taxes	48	54	336	306
Income taxes	4	12	28	65
Net income	$44	$42	$308	$241
Comprehensive income	$44	$42	$308	$241
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$308	$241
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	312	325
Deferred income taxes and amortization of investment tax credits	(4)	38
Other non-cash operating activities	15	(36)
Changes in assets and liabilities:
Accounts receivable	(20)	185
Receivables from and payables to affiliates, net	3	(8)
Inventories	3	51
Accounts payable and accrued expenses	5	(114)
Collateral paid, net	—	(22)
Income taxes	(43)	8
Regulatory assets and liabilities, net	(32)	(83)
Pension and non-pension postretirement benefit contributions	(30)	(11)
Other assets and liabilities	53	37
Net cash flows provided by operating activities	570	611
Cash flows from investing activities
Capital expenditures	(668)	(656)
Other investing activities	9	4
Net cash flows used in investing activities	(659)	(652)
Cash flows from financing activities
Changes in short-term borrowings	(336)	(408)
Issuance of long-term debt	800	700
Retirement of long-term debt	—	(300)
Dividends paid on common stock	(184)	(158)
Contributions from parent	197	237
Other financing activities	(8)	(7)
Net cash flows provided by financing activities	469	64
Increase in cash, restricted cash, and cash equivalents	380	23
Cash, restricted cash, and cash equivalents at beginning of period	48	67
Cash, restricted cash, and cash equivalents at end of period	$428	$90

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$32	$(60)
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$428	$47
Restricted cash and cash equivalents	—	1
Accounts receivable
Customer accounts receivable	539	527
Customer allowance for credit losses	(45)	(46)
Customer accounts receivable, net	494	481
Other accounts receivable	100	106
Other allowance for credit losses	(5)	(7)
Other accounts receivable, net	95	99
Inventories, net
Fossil fuel	22	35
Materials and supplies	84	74
Prepaid utility taxes	—	56
Regulatory assets	208	229
Other	20	25
Total current assets	1,351	1,047
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,905 and $4,744 as of June 30, 2024 and December 31, 2023, respectively)	12,544	12,102
Deferred debits and other assets
Regulatory assets	751	727
Investments	9	9
Prepaid pension asset	241	248
Other	49	51
Total deferred debits and other assets	1,050	1,035
Total assets	$14,945	$14,184
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$336
Accounts payable	395	344
Accrued expenses	144	203
Payables to affiliates	37	35
Customer deposits	117	114
Regulatory liabilities	21	27
Other	31	34
Total current liabilities	745	1,093
Long-term debt	5,394	4,602
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,029	1,945
Regulatory liabilities	690	773
Asset retirement obligations	32	32
Non-pension postretirement benefits obligations	152	158
Other	92	91
Total deferred credits and other liabilities	2,995	2,999
Total liabilities	9,134	8,694
Commitments and contingencies
Shareholder's equity
Common stock	3,443	3,246
Retained earnings	2,368	2,244
Total shareholder's equity	5,811	5,490
Total liabilities and shareholder's equity	$14,945	$14,184

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,246	$2,244	$5,490
Net income	—	264	264
Common stock dividends	—	(92)	(92)
Balance at March 31, 2024	$3,246	$2,416	$5,662
Net income	—	44	44
Common stock dividends	—	(92)	(92)
Contributions from parent	197	—	197
Balance at June 30, 2024	$3,443	$2,368	$5,811

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$2,861	$2,075	$4,936
Net income	—	200	200
Common stock dividends	—	(80)	(80)
Contributions from parent	237	—	237
Balance at March 31, 2023	$3,098	$2,195	$5,293
Net income	—	42	42
Common stock dividends	—	(79)	(79)
Balance at June 30, 2023	$3,098	$2,158	$5,256
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$1,455	$1,265	$2,941	$2,637
Natural gas operating revenues	28	29	100	126
Revenues from alternative revenue programs	(14)	9	32	74
Operating revenues from affiliates	2	2	4	4
Total operating revenues	1,471	1,305	3,077	2,841
Operating expenses
Purchased power	553	455	1,160	1,027
Purchased fuel	9	12	37	67
Operating and maintenance	231	260	506	527
Operating and maintenance from affiliates	50	44	101	86
Depreciation and amortization	235	243	481	484
Taxes other than income taxes	126	112	254	232
Total operating expenses	1,204	1,126	2,539	2,423
Operating income	267	179	538	418
Other income and (deductions)
Interest expense, net	(92)	(81)	(183)	(157)
Other, net	29	25	57	51
Total other income and (deductions)	(63)	(56)	(126)	(106)
Income before income taxes	204	123	412	312
Income taxes	46	20	86	54
Net income	$158	$103	$326	$258
Comprehensive income	$158	$103	$326	$258
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$326	$258
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	481	484
Deferred income taxes and amortization of investment tax credits	26	26
Other non-cash operating activities	47	20
Changes in assets and liabilities:
Accounts receivable	(77)	55
Receivables from and payables to affiliates, net	3	(8)
Inventories	(25)	(14)
Accounts payable and accrued expenses	90	(25)
Collateral received (paid), net	2	(191)
Income taxes	(54)	6
Regulatory assets and liabilities, net	(126)	8
Pension and non-pension postretirement benefit contributions	(75)	(11)
Other assets and liabilities	(81)	(80)
Net cash flows provided by operating activities	537	528
Cash flows from investing activities
Capital expenditures	(903)	(1,022)
Other investing activities	—	8
Net cash flows used in investing activities	(903)	(1,014)
Cash flows from financing activities
Changes in short-term borrowings	(394)	(377)
Issuance of long-term debt	925	450
Retirement of long-term debt	(400)	—
Changes in Exelon intercompany money pool	(8)	8
Distributions to member	(282)	(212)
Contributions from member	487	405
Other financing activities	(25)	(25)
Net cash flows provided by financing activities	303	249
Decrease in cash, restricted cash, and cash equivalents	(63)	(237)
Cash, restricted cash, and cash equivalents at beginning of period	204	373
Cash, restricted cash, and cash equivalents at end of period	$141	$136

Supplemental cash flow information
Decrease in capital expenditures not paid	$(25)	$(91)
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$119	$180
Restricted cash and cash equivalents	22	24
Accounts receivable
Customer accounts receivable	805	745
Customer allowance for credit losses	(103)	(107)
Customer accounts receivable, net	702	638
Other accounts receivable	302	310
Other allowance for credit losses	(54)	(50)
Other accounts receivable, net	248	260
Receivables from affiliates	3	3
Inventories, net
Fossil fuel	5	9
Materials and supplies	316	287
Regulatory assets	343	337
Other	95	100
Total current assets	1,853	1,838
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,443 and $3,175 as of June 30, 2024 and December 31, 2023, respectively)	19,379	18,851
Deferred debits and other assets
Regulatory assets	1,620	1,587
Goodwill	4,005	4,005
Investments	149	143
Prepaid pension asset	293	268
Other	202	211
Total deferred debits and other assets	6,269	6,214
Total assets	$27,501	$26,903
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$—	$394
Long-term debt due within one year	244	644
Accounts payable	716	683
Accrued expenses	309	338
Payables to affiliates	62	59
Borrowings from Exelon intercompany money pool	57	65
Customer deposits	107	100
Regulatory liabilities	82	71
Unamortized energy contract liabilities	6	8
PPA termination obligation	20	49
Other	106	138
Total current liabilities	1,709	2,549
Long-term debt	8,904	8,004
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,100	3,031
Regulatory liabilities	863	904
Asset retirement obligations	57	55
Non-pension postretirement benefit obligations	36	40
Unamortized energy contract liabilities	23	27
Other	496	511
Total deferred credits and other liabilities	4,575	4,568
Total liabilities	15,188	15,121
Commitments and contingencies
Member's equity
Membership interest	12,544	12,057
Undistributed losses	(231)	(275)
Total member's equity	12,313	11,782
Total liabilities and member's equity	$27,501	$26,903
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2024
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2023	$12,057	$(275)	$11,782
Net income	—	168	168
Distributions to member	—	(118)	(118)
Contributions from member	487	—	487
Balance at March 31, 2024	$12,544	$(225)	$12,319
Net income	—	158	158
Distributions to member	—	(164)	(164)
Balance at June 30, 2024	$12,544	$(231)	$12,313

	Six Months Ended June 30, 2023
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2022	$11,582	$(352)	$11,230
Net income	—	155	155
Distributions to member	—	(112)	(112)
Contributions from member	405	—	405
Balance at March 31, 2023	$11,987	$(309)	$11,678
Net income	—	103	103
Distributions to member	—	(100)	(100)
Balance at June 30, 2023	$11,987	$(306)	$11,681
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$691	$633	$1,419	$1,302
Revenues from alternative revenue programs	7	7	37	46
Operating revenues from affiliates	2	2	3	3
Total operating revenues	700	642	1,459	1,351
Operating expenses
Purchased power	234	204	514	462
Operating and maintenance	37	82	123	175
Operating and maintenance from affiliates	65	58	129	115
Depreciation and amortization	98	109	205	216
Taxes other than income taxes	100	88	203	183
Total operating expenses	534	541	1,174	1,151
Operating income	166	101	285	200
Other income and (deductions)
Interest expense, net	(46)	(43)	(92)	(81)
Other, net	16	16	32	33
Total other income and (deductions)	(30)	(27)	(60)	(48)
Income before income taxes	136	74	225	152
Income taxes	28	10	42	22
Net income	$108	$64	$183	$130
Comprehensive income	$108	$64	$183	$130
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$183	$130
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	205	216
Deferred income taxes and amortization of investment tax credits	10	12
Other non-cash operating activities	(23)	3
Changes in assets and liabilities:
Accounts receivable	(30)	12
Receivables from and payables to affiliates, net	7	(2)
Inventories	(12)	(10)
Accounts payable and accrued expenses	47	(21)
Collateral paid, net	—	(26)
Income taxes	(45)	(1)
Regulatory assets and liabilities, net	(48)	(6)
Pension and non-pension postretirement benefit contributions	(5)	(8)
Other assets and liabilities	(34)	7
Net cash flows provided by operating activities	255	306
Cash flows from investing activities
Capital expenditures	(454)	(483)
Changes in PHI intercompany money pool	(57)	—
Other investing activities	—	8
Net cash flows used in investing activities	(511)	(475)
Cash flows from financing activities
Changes in short-term borrowings	(132)	(299)
Issuance of long-term debt	675	250
Retirement of long-term debt	(400)	—
Changes in PHI intercompany money pool	—	52
Dividends paid on common stock	(153)	(115)
Contributions from parent	251	243
Other financing activities	(17)	(19)
Net cash flows provided by financing activities	224	112
Decrease in cash, restricted cash, and cash equivalents	(32)	(57)
Cash, restricted cash, and cash equivalents at beginning of period	72	99
Cash, restricted cash, and cash equivalents at end of period	$40	$42

Supplemental cash flow information
Decrease in capital expenditures not paid	$(18)	$(43)
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$19	$48
Restricted cash and cash equivalents	21	24
Accounts receivable
Customer accounts receivable	392	369
Customer allowance for credit losses	(53)	(52)
Customer accounts receivable, net	339	317
Other accounts receivable	164	166
Other allowance for credit losses	(34)	(28)
Other accounts receivable, net	130	138
Receivables from affiliates	—	2
Receivable from PHI intercompany money pool	57	—
Inventories, net	171	159
Regulatory assets	151	150
Other	17	51
Total current assets	905	889
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,399 and $4,284 as of June 30, 2024 and December 31, 2023, respectively)	9,730	9,430
Deferred debits and other assets
Regulatory assets	488	450
Investments	130	124
Prepaid pension asset	234	246
Other	55	55
Total deferred debits and other assets	907	875
Total assets	$11,542	$11,194
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$132
Long-term debt due within one year	6	405
Accounts payable	309	321
Accrued expenses	174	191
Payables to affiliates	37	32
Customer deposits	52	47
Regulatory liabilities	16	15
Merger related obligation	22	25
Other	39	61
Total current liabilities	655	1,229
Long-term debt	4,356	3,691
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,468	1,431
Regulatory liabilities	354	382
Asset retirement obligations	38	37
Other	246	280
Total deferred credits and other liabilities	2,106	2,130
Total liabilities	7,117	7,050
Commitments and contingencies
Shareholder's equity
Common stock	3,326	3,075
Retained earnings	1,099	1,069
Total shareholder's equity	4,425	4,144
Total liabilities and shareholder's equity	$11,542	$11,194
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,075	$1,069	$4,144
Net income	—	75	75
Common stock dividends	—	(51)	(51)
Contributions from parent	251	—	251
Balance at March 31, 2024	$3,326	$1,093	$4,419
Net income	—	108	108
Common stock dividends	—	(102)	(102)
Balance at June 30, 2024	$3,326	$1,099	$4,425

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$2,767	$1,015	$3,782
Net income	—	65	65
Common stock dividends	—	(48)	(48)
Contributions from parent	243	—	243
Balance at March 31, 2023	$3,010	$1,032	$4,042
Net income	—	64	64
Common stock dividends	—	(67)	(67)
Balance at June 30, 2023	$3,010	$1,029	$4,039

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$361	$315	$773	$682
Natural gas operating revenues	28	29	100	126
Revenues from alternative revenue programs	—	3	4	12
Operating revenues from affiliates	1	2	3	3
Total operating revenues	390	349	880	823
Operating expenses
Purchased power	147	127	333	293
Purchased fuel	9	12	37	67
Operating and maintenance	50	45	101	91
Operating and maintenance from affiliates	46	43	91	84
Depreciation and amortization	61	60	122	121
Taxes other than income taxes	19	18	39	37
Total operating expenses	332	305	723	693
Operating income	58	44	157	130
Other income and (deductions)
Interest expense, net	(24)	(18)	(46)	(36)
Other, net	8	4	15	8
Total other income and (deductions)	(16)	(14)	(31)	(28)
Income before income taxes	42	30	126	102
Income taxes	8	5	25	17
Net income	$34	$25	$101	$85
Comprehensive income	$34	$25	$101	$85
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$101	$85
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	122	121
Deferred income taxes and amortization of investment tax credits	7	3
Other non-cash operating activities	15	2
Changes in assets and liabilities:
Accounts receivable	4	48
Receivables from and payables to affiliates, net	2	1
Inventories	(10)	5
Accounts payable and accrued expenses	38	(9)
Collateral paid, net	—	(121)
Income taxes	(24)	11
Regulatory assets and liabilities, net	(26)	25
Other assets and liabilities	21	10
Net cash flows provided by operating activities	250	181
Cash flows from investing activities
Capital expenditures	(268)	(258)
Changes in PHI intercompany money pool	(125)	(102)
Net cash flows used in investing activities	(393)	(360)
Cash flows from financing activities
Changes in short-term borrowings	(63)	(115)
Issuance of long-term debt	175	125
Dividends paid on common stock	(84)	(60)
Contributions from parent	154	99
Other financing activities	(4)	(4)
Net cash flows provided by financing activities	178	45
Increase (decrease) in cash, restricted cash, and cash equivalents	35	(134)
Cash, restricted cash, and cash equivalents at beginning of period	16	152
Cash, restricted cash, and cash equivalents at end of period	$51	$18

Supplemental cash flow information
Decrease in capital expenditures not paid	$(2)	$(3)

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$50	$16
Restricted cash and cash equivalents	1	—
Accounts receivable
Customer accounts receivable	172	183
Customer allowance for credit losses	(16)	(19)
Customer accounts receivable, net	156	164
Other accounts receivable	53	52
Other allowance for credit losses	(7)	(8)
Other accounts receivable, net	46	44
Receivables from affiliates	—	1
Receivable from PHI intercompany pool	125	—
Inventories, net
Fossil fuel	5	9
Materials and supplies	86	72
Prepaid utility taxes	—	24
Regulatory assets	69	54
Other	25	14
Total current assets	563	398
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,003 and $1,925 as of June 30, 2024 and December 31, 2023, respectively)	5,324	5,165
Deferred debits and other assets
Regulatory assets	214	218
Prepaid pension asset	128	135
Other	48	50
Total deferred debits and other assets	390	403
Total assets	$6,277	$5,966
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$63
Long-term debt due within one year	85	84
Accounts payable	191	159
Accrued expenses	45	64
Payables to affiliates	26	25
Customer deposits	33	31
Regulatory liabilities	60	50
Other	18	21
Total current liabilities	458	497
Long-term debt	2,169	1,996
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	923	904
Regulatory liabilities	343	365
Asset retirement obligations	13	12
Non-pension postretirement benefits obligations	6	6
Other	102	93
Total deferred credits and other liabilities	1,387	1,380
Total liabilities	4,014	3,873
Commitments and contingencies
Shareholder's equity
Common stock	1,609	1,455
Retained earnings	654	638
Total shareholder's equity	2,263	2,093
Total liabilities and shareholder's equity	$6,277	$5,966
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$1,455	$638	$2,093
Net income	—	66	66
Common stock dividends	—	(45)	(45)
Contributions from parent	154	—	154
Balance at March 31, 2024	$1,609	$659	$2,268
Net income	—	34	34
Common stock dividends	—	(39)	(39)
Balance at June 30, 2024	$1,609	$654	$2,263

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$1,356	$594	$1,950
Net income	—	60	60
Common stock dividends	—	(42)	(42)
Contributions from parent	99	—	99
Balance at March 31, 2023	$1,455	$612	$2,067
Net income	—	25	25
Common stock dividends	—	(18)	(18)
Balance at June 30, 2023	$1,455	$619	$2,074

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$403	$317	$748	$653
Revenues from alternative revenue programs	(21)	(1)	(9)	16
Operating revenues from affiliates	1	1	1	1
Total operating revenues	383	317	740	670
Operating expenses
Purchased power	172	124	312	273
Operating and maintenance	50	48	97	91
Operating and maintenance from affiliates	42	37	81	74
Depreciation and amortization	72	68	146	135
Taxes other than income taxes	2	3	5	4
Total operating expenses	338	280	641	577
Operating income	45	37	99	93
Other income and (deductions)
Interest expense, net	(20)	(17)	(39)	(34)
Other, net	4	4	8	9
Total other income and (deductions)	(16)	(13)	(31)	(25)
Income before income taxes	29	24	68	68
Income taxes	8	6	18	17
Net income	$21	$18	$50	$51
Comprehensive income	$21	$18	$50	$51
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$50	$51
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	146	135
Deferred income taxes and amortization of investment tax credits	12	12
Other non-cash operating activities	30	(3)
Changes in assets and liabilities:
Accounts receivable	(50)	(5)
Receivables from and payables to affiliates, net	(2)	(5)
Inventories	(3)	(9)
Accounts payable and accrued expenses	26	15
Collateral received (paid), net	2	(45)
Income taxes	(10)	(4)
Regulatory assets and liabilities, net	(51)	(12)
Pension and non-pension postretirement benefit contributions	(8)	—
Other assets and liabilities	(60)	(89)
Net cash flows provided by operating activities	82	41
Cash flows from investing activities
Capital expenditures	(180)	(275)
Net cash flows used in investing activities	(180)	(275)
Cash flows from financing activities
Changes in short-term borrowings	(199)	37
Issuance of long-term debt	75	75
Changes in PHI intercompany money pool	182	50
Dividends paid on common stock	(44)	(36)
Contributions from parent	81	63
Other financing activities	(3)	(3)
Net cash flows provided by financing activities	92	186
Decrease in cash and cash equivalents	(6)	(48)
Cash and cash equivalents at beginning of period	21	72
Cash and cash equivalents at end of period	$15	$24

Supplemental cash flow information
Decrease in capital expenditures not paid	$(5)	$(44)
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$15	$21
Accounts receivable
Customer accounts receivable	241	194
Customer allowance for credit losses	(34)	(36)
Customer accounts receivable, net	207	158
Other accounts receivable	92	92
Other allowance for credit losses	(13)	(14)
Other accounts receivable, net	79	78
Receivables from affiliates	3	3
Inventories, net	58	55
Prepaid utility taxes	41	—
Regulatory assets	116	125
Other	7	5
Total current assets	526	445
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,728 and $1,684 as of June 30, 2024 and December 31, 2023, respectively)	4,268	4,192
Deferred debits and other assets
Regulatory assets	497	483
Prepaid pension asset	2	3
Other	34	34
Total deferred debits and other assets	533	520
Total assets	$5,327	$5,157
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$199
Long-term debt due within one year	154	154
Accounts payable	206	192
Accrued expenses	45	42
Payables to affiliates	24	25
Borrowings from PHI intercompany money pool	182	—
Customer deposits	22	23
Regulatory liabilities	6	6
PPA termination obligation	20	49
Other	10	12
Total current liabilities	669	702
Long-term debt	1,755	1,679
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	785	771
Regulatory liabilities	150	140
Non-pension postretirement benefit obligations	2	4
Other	67	49
Total deferred credits and other liabilities	1,004	964
Total liabilities	3,428	3,345
Commitments and contingencies
Shareholder's equity
Common stock	1,911	1,830
Retained deficit	(12)	(18)
Total shareholder's equity	1,899	1,812
Total liabilities and shareholder's equity	$5,327	$5,157
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Retained (Deficit)	Total Shareholder's Equity
Balance at December 31, 2023	$1,830	$(18)	$1,812
Net income	—	29	29
Common stock dividends	—	(22)	(22)
Contributions from parent	81	—	81
Balance at March 31, 2024	$1,911	$(11)	$1,900
Net income	—	21	21
Common stock dividends	—	(22)	(22)
Balance at June 30, 2024	$1,911	$(12)	$1,899

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$1,765	$(12)	$1,753
Net income	—	33	33
Common stock dividends	—	(21)	(21)
Contributions from parent	63	—	63
Balance at March 31, 2023	$1,828	$—	$1,828
Net income	—	18	18
Common stock dividends	—	(15)	(15)
Balance at June 30, 2023	$1,828	$3	$1,831

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
The accompanying consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited but, in the opinion of each Registrant's management, the Registrants include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2023 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
New Accounting Standards (All Registrants)
New Accounting Standards Issued and Not Yet Adopted as of June 30, 2024: The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of June 30, 2024. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) in their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures, as well as the potential to early adopt where applicable. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation that such standards will not significantly impact the Registrants' financial reporting.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2024.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$501	8.905%	December 14, 2023(a)	January 1, 2024
			$838	$810	8.905%	April 18, 2024(b)	May 1, 2024
	April 21, 2023(c)	Electric	$247	$259	8.91%	November 30, 2023	January 1, 2024
BGE - Maryland(d)	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)(e)	Electric	$104	$52	9.55%	June 28, 2021	June 28, 2021
	May 16, 2023 (amended February 23, 2024)(f)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland(g)	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware(h)	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey(i)	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023
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
(f)Reflects the amounts requested (before offsets) and awarded for a one-year multi-year plan for April 1, 2024 through March 31, 2025. The MDPSC awarded Pepco an electric incremental revenue requirement increase of $45 million for the 12-month period ending March 31, 2025. The MDPSC did not adopt the requested revenue requirement increases of $80 million (before offsets), $51 million, and $14 million as filed for 2025, 2026, and the 2027 nine-month extension period, respectively. The order allows for Pepco to perform an annual reconciliation after the 2024 rate year. The MDPSC also approved the requested reconciliation amounts for the 12-month periods ending March 31, 2022, and March 31, 2023, which will be recovered through a rider between August 2024 through March 2026. As such, the reconciliation amounts are not included in the approved revenue requirement increases. The reconciliation amounts are $1 million, and $7 million, for the 12-month periods ending March 31, 2022, and March 31, 2023, respectively. In July 2024, Pepco filed its request with the MDPSC for recovery of $31 million for the 12-month period ended March 31, 2024, with supporting testimony and schedules.
(g)Reflects a three-year cumulative multi-year plan for January 1, 2023 through December 31, 2025. The MDPSC awarded DPL electric incremental revenue requirement increases of $17 million, $6 million, and $6 million for 2023, 2024, and 2025, respectively.
(h)On April 18, 2024, the DEPSC approved the Significant Storm Expense Rate Rider (Rider SSER) which will allow DPL to recover expenses associated with qualified storms. A qualified storm will be an individual storm for which DPL incurs expenses between $5 million and $15 million. The Rider SSER allows DPL to recover significant storm damage expenses for the previous 12-month period over a future 24-month period. For individual storm events for which DPL incurs expenses of more than $15 million, the future recovery period will be evaluated on a case-by-case basis and the unamortized balance will earn a return at DPL's authorized long-term cost of debt. The Rider SSER will have an annual true-up filing, subject to DEPSC review and approval.
(i)Requested and approved increases are before New Jersey sales and use tax. The NJBPU awarded ACE electric revenue requirement increases of $36 million and $9 million effective December 1, 2023 and February 1, 2024, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	March 15, 2024 (amended June 20, 2024)	Electric(a)	$682	8.905%	December 2024
	April 26, 2024	Electric(b)	$627	9.89%	December 2024
PECO - Pennsylvania	March 28, 2024	Electric(c)	$464	10.95%	Fourth quarter of 2024
		Natural Gas	$111	11.15%
Pepco - District of Columbia(d)	April 13, 2023 (amended February 27, 2024)	Electric	$186	10.50%	Fourth quarter of 2024
__________
(a)On March 13, 2024, ComEd filed its Refiled Grid Plan with the ICC and on March 15, 2024, ComEd filed a petition to adjust its multi-year rate plan to be aligned with ComEd’s Refiled Grid Plan. The adjusted rate plan incorporates changes in the Refiled Grid Plan, which was updated in ComEd's rebuttal testimony on June 20, 2024, to request a $682 million increase in revenue requirements over four years above those granted in the ICC’s January 10, 2024, amendatory order. The requested year-over-year increases are $308 million in 2024, $96 million in 2025, $135 million in 2026, and $143 million in 2027. A final order on both the Refiled Grid Plan and the adjusted rate plan petition is expected by December 2024 with new rates effective on or before January 1, 2025.
(b)On April 26, 2024, ComEd filed its proposed Delivery Reconciliation Amount of $627 million under Rider DSPR which allows for the reconciliation of the revenue requirement in effect. The 2024 filing reconciles those rates with the actual delivery service costs incurred in 2023. The final order is expected by December 2024 and the reconciliation amount will adjust customer rates in 2025.
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
Transmission Formula Rates
The Utility Registrants' transmission rates are each established based on a FERC-approved formula. ComEd, BGE, Pepco, DPL, and ACE are required to file an annual update to the FERC-approved formula on or before May 15, and PECO is required to file on or before May 31, with the resulting rates effective on June 1 of the same year. The annual update for ComEd is based on prior year actual costs and current year projected capital additions (initial year revenue requirement). The update for ComEd also reconciles any differences between the revenue requirement in effect beginning June 1 of the prior year and actual costs incurred for that year (annual reconciliation). The annual update for PECO is based on prior year actual costs and current year projected capital additions, accumulated depreciation and accumulated deferred income taxes. The annual update for BGE, Pepco, DPL, and ACE is based on prior year actual costs and current year projected capital additions, accumulated depreciation, depreciation and amortization expense, and accumulated deferred income taxes. The update for PECO, BGE, Pepco, DPL, and ACE also reconciles any differences between the actual costs and actual revenues for the calendar year (annual reconciliation).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
For 2024, the following increases/(decreases) were included in the Utility Registrants' electric transmission formula rate updates:

Registrant(a)	Initial Revenue Requirement Increase	Annual Reconciliation (Decrease) Increase	Total Revenue Requirement Increase		Allowed Return on Rate Base(b)	Allowed ROE(c)
ComEd	$32	$(12)	$20		8.14%	11.50%
PECO	$2	$3	$5		7.45%	10.35%
BGE	$42	$13	$53	(d)	7.47%	10.50%
Pepco	$58	$15	$73		7.62%	10.50%
DPL	$7	$17	$24		7.23%	10.50%
ACE	$14	$18	$32		7.11%	10.50%
__________
(a)All rates are effective June 1, 2024 - May 31, 2025, subject to review by interested parties pursuant to review protocols of each Utility Registrants' tariffs.
(b)Represents the weighted average debt and equity return on transmission rate bases. For PECO, the common equity component of the ratio used to calculate the weighted average debt and equity return on the transmission formula rate base is currently capped at 55.75%.
(c)The rate of return on common equity for each Utility Registrant includes a 50-basis-point incentive adder for being a member of an RTO.
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
On February 3, 2022, the ICC approved a tariff that establishes the process under which ComEd reconciled its 2022 and 2023 rate year revenue requirements with actual costs. Those reconciliation amounts are determined using the same process used for prior reconciliations under the performance-based electric distribution formula rate. Using that process, for the rate years 2022 and 2023 ComEd will ultimately collect revenues from customers reflecting each year’s actual recoverable costs, year-end rate base, and a weighted average debt and equity return on distribution rate base, with the ROE component based on the annual average of the monthly yields of the 30-year U.S. Treasury bonds plus 580 basis points. In April 2023, ComEd filed its first petition with the ICC to reconcile its 2022 actual costs with the approved revenue requirement that was in effect in 2022; the final order was issued on November 30, 2023, for rates beginning January 2024. On April 26, 2024, ComEd filed with the ICC its 2023 actual costs with the approved revenue requirement that was in effect in 2023; the final order is expected by December 2024, for rates beginning January 2025.
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
On December 14, 2023, the ICC issued a final order. The ICC rejected ComEd’s Grid Plan as non-compliant with certain requirements of CEJA, and required ComEd to file a revised Grid Plan by March 13, 2024, 90 days after the issuance of the final order. In the absence of an approved Grid Plan, the ICC set ComEd’s forecast revenue requirements for 2024-2027 based on ComEd's approved year-end 2022 rate base. This resulted in a total cumulative revenue requirement increase of $501 million, a $986 million total revenue reduction from the requested cumulative revenue requirement increase but remains subject to annual reconciliation in accordance with CEJA. The final order approved the process and formulas associated with the MRP reconciliation mechanisms. The ICC did not approve a previously proposed phase-in of the ICC's approved year-over-year revenue increases, and it also denied ComEd's ability to earn a return on its pension asset.
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

On January 10, 2024, ComEd also filed an appeal in the Illinois Appellate Court of the issues on which rehearing was denied, including but not limited to the allowed ROE and denial of a return on ComEd’s pension asset. There is no deadline by when the appellate court must rule. On March 7, 2024, the ICC adopted an interim order on scheduling, which confirmed that it intends to issue a final order on ComEd’s Refiled Grid Plan by the end of 2024 and that it will implement rates that will go into effect January 1, 2025, inclusive of a Grid Plan. On March 13, 2024, ComEd filed its Refiled Grid Plan with supporting testimony and schedules with the ICC. The Refiled Grid Plan is designed to meet or exceed every requirement identified by the ICC in its December order that rejected ComEd’s initial Grid Plan. On March 15, 2024, ComEd filed a petition to adjust its MRP to authorize increased rates consistent with the Refiled Grid Plan. Staff and Intervenor direct testimony was filed in May 2024. ComEd filed rebuttal and surrebuttal testimony in June and July, respectively, which provided, among other things, defense of its Refiled Grid Plan capital investments. Evidentiary hearings are scheduled for mid-August. ComEd has completed and placed in service additional utility plant assets in 2023 and 2024 and will continue to complete and place in service additional utility plant assets prior to the approval of the new Grid Plan. There are still significant unknowns, but ComEd does not currently believe that it is probable that the initially uncollected depreciation or return on the recently completed plant will ultimately be disallowed.
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
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear-powered generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. The consumer protection measures contained in CEJA will result in net

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. Beginning with the June 2022 monthly billing period, ComEd began issuing credits and/or charges to its retail customers under its new CMC rider. A regulatory asset is recorded for the difference between ComEd's costs associated with the procurement of CMCs from participating nuclear-power generating facilities and revenues received from customers. The balance as of June 30, 2024 is $304 million.
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
Beneficial Electrification Plan
On March 23, 2023, the ICC issued its final order approving the beneficial electrification plan (BE Plan) for ComEd. The ICC rejected ComEd’s request to treat a large portion of beneficial electrification costs as a regulatory asset and ordered ComEd to seek cost recovery through the multi-year rate plan filing for 2024 and 2025, and the final formula rate reconciliation docket for 2023, rather than through a separate charge. The order also authorized an overall annual budget of $77 million per year for the three-year plan period (2023 through 2025), with flexibility to roll forward unused funds to future years within the same plan period. On April 18, 2023, ComEd filed an application for rehearing in the beneficial electrification plan docket. The Chicago Transit Authority and City of Chicago, jointly, and the Office of the Illinois Attorney General (ILAG) also filed applications for rehearing. On April 27, 2023, ICC staff filed a motion for clarification, seeking clarification from the ICC on the precise budget described in the final order. On May 8, 2023, the ICC denied all applications for rehearing, and entered an amendatory order regarding the annual beneficial electrification plan budgets. ComEd has been directed to use good faith efforts to spend $77 million annually. ComEd subsequently filed its compliance filing in May 2023, detailing project related spending, clarifying the procedure that will be used to seek stakeholder feedback related to beneficial electrification pilot programs, and including the timeline for tariff changes required to implement the programs. ComEd and the ILAG both filed appeals of the ICC’s interim order that addressed the permissible scope of utility beneficial electrification programs outside of transportation and the rate impact cap. The ILAG also filed an appeal seeking reversal of portions of the ICC’s final decision. The final order partly mooted ComEd’s appeal of the interim order and ComEd has decided not to pursue the other issues. As such, ComEd moved to voluntarily dismiss its appeal and the appellate court granted that request. The ILAG consolidated their appeals and filed their opening brief on April 16, 2024. ComEd filed its reply brief on July 30, 2024. Any ruling on the appeals, even a negative ruling removing programs from the BE Plan or lowering the overall budget of the BE Plan, will only impact forward-looking costs.
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
Energy Efficiency Formula Rate (Exelon and ComEd). ComEd filed its annual energy efficiency formula rate update with the ICC on May 30, 2024. The filing establishes the revenue requirement used to set the rates that

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
will take effect in January 2025 after the ICC's review and approval. The requested revenue requirement update is based on a reconciliation of the 2023 actual costs plus projected 2025 expenditures.

Initial Revenue Requirement Increase	Annual Reconciliation Decrease	Total Revenue Requirement Increase	Requested Return on Rate Base(a)	Requested ROE
$66	$(8)	$58	7.02%	9.89%
__________
(a)The requested revenue requirement increase provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 7.02% inclusive of an allowed ROE of 9.89%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. For the 2023 reconciliation year, the requested revenue requirement provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 7.25% inclusive of an allowed ROE of 10.34%, which includes an upward performance adjustment that increased the ROE. The performance adjustment can either increase or decrease the ROE based upon the achievement of energy efficiency savings goals.
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
As of June 30, 2024, the $20 million liability for the contract termination fee is included in Other current liabilities in Exelon's Consolidated Balance Sheet and PPA termination obligation in PHI's and ACE's Consolidated Balance Sheets. For the six months ended June 30, 2024 and 2023, ACE has respectively paid $30 million and $43 million of the liability, which is recorded in Changes in Other assets and liabilities in Exelon's, PHI's, and ACE's Consolidated Statements of Cash Flows.
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
On July 30, 2024, ComEd reached an agreement in principle on the contested overhead allocation finding. As a result of the settlement process, ComEd recorded a charge for the probable disallowance of $70 million of certain currently capitalized construction costs to operating expenses, which are not expected to be recovered in future rates. The final settlement is subject to FERC approval. The existing estimates of loss have been updated and reflected in Exelon and ComEd financial statements as of June 30, 2024.

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
ComEd. Regulatory assets decreased $339 million primarily due to a decrease of $369 million in the CMC regulatory asset. Regulatory liabilities increased $802 million primarily due to an increase of $612 million in the Decommissioning the Regulatory Agreement Units regulatory liability.
PECO. Regulatory assets increased $56 million primarily due to an increase of $60 million in the Deferred Income Taxes regulatory asset.
BGE. Regulatory liabilities decreased $89 million primarily due to a decrease of $88 million in the Deferred income taxes regulatory liability.
Pepco. Regulatory assets increased $39 million primarily due to an increase of $25 million in the Multi-year plan reconciliations regulatory asset and an increase of $12 million in the Revenue deferral mechanism regulatory asset, as a result of the Pepco Maryland multi-year plan order issued on June 10, 2024. Regulatory liabilities decreased $27 million primarily due to a decrease of $26 million in the Deferred income taxes regulatory liability.
ACE. Regulatory liabilities increased $10 million primarily due to an increase of $13 million in the Transmission formula rate annual reconciliations regulatory liability.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at June 30, 2024 and December 31, 2023.

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(d)	ACE(e)
June 30, 2024	$134	$40	$43	$51	$38	$1	$12
December 31, 2023	110	32	33	45	34	1	10
__________
(a)Reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution and energy efficiency formula rate regulatory assets.
(b)BGE's amount capitalized for ratemaking purposes primarily relates to earnings on shareholders' investment on their AMI programs, investments in rate base included in the multi-year plan reconciliations, and revenue decoupling.
(c)Pepco's authorized amounts capitalized for ratemaking purposes relate to earnings on shareholders' investment on AMI programs, Energy efficiency and demand response programs, investments in rate base and revenues included in the multi-year plan reconciliations, and a portion of Pepco District of Columbia's revenue decoupling.
(d)DPL's authorized amounts capitalized for ratemaking purposes relate to earnings on shareholders' investment on AMI programs and Energy efficiency and demand response programs.
(e)ACE's authorized amounts capitalized for ratemaking purposes primarily relate to earnings on shareholders' investment on AMI programs.
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
For Pepco, DPL, and ACE these contract liabilities primarily relate to upfront consideration received in the third quarter of 2020 for a collaborative arrangement ("Agreement") with an unrelated owner and manager of communication infrastructure, as well as additional consideration received for the payment option amendment ("Amendment") executed during the fourth quarter of 2023, which is discussed in further detail within Note 4 — Revenue from Contracts with Customers of the 2023 Form 10-K. The contract liability balance attributable to the Agreement and the Amendment is being recognized as Electric operating revenues over a 35 year period and 31 year period, respectively.
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three and six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2023	$133	$133	$107	$13	$13
Revenues recognized	(2)	(2)	(2)	—	—
Balance at March 31, 2024	$131	$131	$105	$13	$13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at June 30, 2024	$130	$130	$104	$13	$13

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2022	$101	$101	$81	$10	$10
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2023	$100	$100	$80	$10	$10
Revenues recognized	(2)	(2)	(2)	—	—
Balance at June 30, 2023	$98	$98	$78	$10	$10
__________
(a)Revenues recognized in the three and six months ended June 30, 2024 and 2023, were included in the contract liabilities at December 31, 2023 and 2022, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2024. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

Year	Exelon	PHI	Pepco	DPL	ACE
2024	$3	$3	$3	$—	$—
2025	7	7	5	1	1
2026	6	6	5	1	—
2027	5	5	5	—	—
2028 and thereafter	109	109	86	11	12
Total	$130	$130	$104	$13	$13

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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and six months ended June 30, 2024 and 2023 is as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information
Three Months Ended June 30, 2024 and 2023

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2024
Electric revenues	$2,079	$797	$782	$1,441	$—	$(6)	$5,093
Natural gas revenues	—	94	146	28	—	—	268
Shared service and other revenues	—	—	—	2	468	(470)	—
Total operating revenues	$2,079	$891	$928	$1,471	$468	$(476)	$5,361
2023
Electric revenues	$1,901	$719	$672	$1,274	$—	$(10)	$4,556
Natural gas revenues	—	109	125	29	—	(1)	262
Shared service and other revenues	—	—	—	2	434	(436)	—
Total operating revenues	$1,901	$828	$797	$1,305	$434	$(447)	$4,818
Intersegment revenues(c):
2024	$2	$2	$2	$2	$466	$(474)	$—
2023	2	2	2	2	432	(440)	—
Depreciation and amortization:
2024	$374	$107	$162	$235	$16	$—	$894
2023	350	99	158	243	16	—	866
Operating expenses:
2024	$1,680	$752	$835	$1,204	$471	$(487)	$4,455
2023	1,478	687	704	1,126	561	(442)	4,114
Interest expense, net:
2024	$123	$57	$53	$92	$158	$—	$483
2023	120	48	44	81	134	—	427
Income Taxes:
2024	$31	$3	$4	$46	$(38)	$—	$46
2023	71	2	12	20	(32)	—	73
Net income (loss):
2024	$270	$90	$44	$158	$(114)	$—	$448
2023	249	97	42	103	(142)	(6)	343
Capital Expenditures:
2024	$517	$382	$344	$450	$6	$—	$1,699
2023	645	372	306	461	20	—	1,804
______________
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
(c)See Note 15 — Related Party Transactions for additional information on intersegment revenues.

PHI:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2024
Electric revenues	$700	$362	$383	$—	$(4)	$1,441
Natural gas revenues	—	28	—	—	—	28
Shared service and other revenues	—	—	—	115	(113)	2
Total operating revenues	$700	$390	$383	$115	$(117)	$1,471
2023
Electric revenues	$642	$320	$317	$—	$(5)	$1,274
Natural gas revenues	—	29	—	—	—	29
Shared service and other revenues	—	—	—	105	(103)	2
Total operating revenues	$642	$349	$317	$105	$(108)	$1,305
Intersegment revenues(c):
2024	$2	$1	$1	$115	$(117)	$2
2023	2	2	1	104	(107)	2
Depreciation and amortization:
2024	$98	$61	$72	$4	$—	$235
2023	109	60	68	6	—	243
Operating expenses:
2024	$534	$332	$338	$117	$(117)	$1,204
2023	541	305	280	108	(108)	1,126
Interest expense, net:
2024	$46	$24	$20	$2	$—	$92
2023	43	18	17	3	—	81
Income Taxes:
2024	$28	$8	$8	$2	$—	$46
2023	10	5	6	(1)	—	20
Net income (loss):
2024	$108	$34	$21	$(5)	$—	$158
2023	64	25	18	(5)	1	103
Capital Expenditures:
2024	$225	$134	$91	$—	$—	$450
2023	219	124	114	4	—	461
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

	Three Months Ended June 30, 2024
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$982	$522	$464	$746	$315	$202	$229
Small commercial & industrial	560	128	88	158	43	60	55
Large commercial & industrial	269	61	139	329	251	31	47
Public authorities & electric railroads	14	7	8	16	7	4	5
Other(a)	298	75	101	205	75	64	68
Total electric revenues(b)	$2,123	$793	$800	$1,454	$691	$361	$404
Natural gas revenues
Residential	$—	$63	$89	$15	$—	$15	$—
Small commercial & industrial	—	25	17	7	—	7	—
Large commercial & industrial	—	—	40	1	—	1	—
Transportation	—	5	—	4	—	4	—
Other(c)	—	—	4	1	—	1	—
Total natural gas revenues(d)	$—	$93	$150	$28	$—	$28	$—
Total revenues from contracts with customers	$2,123	$886	$950	$1,482	$691	$389	$404
Other revenues
Revenues from alternative revenue programs	$(43)	$—	$(23)	$(14)	$7	$—	$(21)
Other electric revenues(e)	(1)	4	1	3	2	1	—
Other natural gas revenues(e)	—	1	—	—	—	—	—
Total other revenues	$(44)	$5	$(22)	$(11)	$9	$1	$(21)
Total revenues for reportable segments	$2,079	$891	$928	$1,471	$700	$390	$383

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
•$2 million, $2 million at ComEd
•$2 million, $1 million at PECO
•$2 million, $1 million at BGE
•$2 million, $2 million at PHI
•$2 million, $2 million at Pepco
•$1 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2024 and 2023 respectively of:
•less than $1 million, $1 million at PECO
•less than $1 million, $1 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information
Six Months Ended June 30, 2024 and 2023

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2024
Electric revenues	$4,174	$1,577	$1,664	$2,973	$—	$(11)	$10,377
Natural gas revenues	—	368	561	100	—	(3)	1,026
Shared service and other revenues	—	—	—	4	928	(932)	—
Total operating revenues	$4,174	$1,945	$2,225	$3,077	$928	$(946)	$11,403
2023
Electric revenues	$3,568	$1,514	$1,485	$2,711	$—	$(14)	$9,264
Natural gas revenues	—	426	568	126	—	(4)	1,116
Shared service and other revenues	—	—	—	4	871	(875)	—
Total operating revenues	$3,568	$1,940	$2,053	$2,841	$871	$(893)	$10,380
Intersegment revenues(c):
2024	$4	$4	$5	$4	$924	$(941)	$—
2023	5	4	4	4	867	(884)	—
Depreciation and amortization:
2024	$737	$210	$312	$481	$33	$—	$1,773
2023	688	197	325	484	31	2	1,727
Operating expenses:
2024	$3,462	$1,603	$1,802	$2,539	$943	$(963)	$9,386
2023	2,734	1,590	1,667	2,423	1,046	(889)	8,571
Interest expense, net:
2024	$246	$112	$103	$183	$308	$(2)	$950
2023	237	97	88	157	263	(2)	840
Income taxes:
2024	$49	$13	$28	$86	$(67)	$—	$109
2023	142	5	65	54	(60)	—	206
Net income (loss):
2024	$463	$239	$308	$326	$(230)	$—	$1,106
2023	489	263	241	258	(235)	(4)	1,012
Capital expenditures:
2024	$1,111	$743	$668	$903	$41	$—	$3,466
2023	1,262	707	656	1,022	38	—	3,685
Total assets:
June 30, 2024	$44,248	$16,354	$14,945	$27,501	$6,077	$(4,012)	$105,113
December 31, 2023	42,827	15,595	14,184	26,903	6,374	(4,337)	101,546
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
(c)See Note 15 — Related Party Transactions for additional information on intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2024
Electric revenues	$1,459	$780	$740	$—	$(6)	$2,973
Natural gas revenues	—	100	—	—	—	100
Shared service and other revenues	—	—	—	224	(220)	4
Total operating revenues	$1,459	$880	$740	$224	$(226)	$3,077
2023
Electric revenues	$1,351	$697	$670	$—	$(7)	$2,711
Natural gas revenues	—	126	—	—	—	126
Shared service and other revenues	—	—	—	207	(203)	4
Total operating revenues	$1,351	$823	$670	$207	$(210)	$2,841
Intersegment revenues(c):
2024	$3	$3	$1	$224	$(227)	$4
2023	3	3	1	206	(209)	4
Depreciation and amortization:
2024	$205	$122	$146	$8	$—	$481
2023	216	121	135	12	—	484
Operating expenses:
2024	$1,174	$723	$641	$228	$(227)	$2,539
2023	1,151	693	577	212	(210)	2,423
Interest expense, net:
2024	$92	$46	$39	$6	$—	$183
2023	81	36	34	6	—	157
Income taxes:
2024	$42	$25	$18	$1	$—	$86
2023	22	17	17	(2)	—	54
Net income (loss):
2024	$183	$101	$50	$(8)	$—	$326
2023	130	85	51	(8)	—	258
Capital expenditures:
2024	$454	$268	$180	$1	$—	$903
2023	483	258	275	6	—	1,022
Total assets:
June 30, 2024	$11,542	$6,277	$5,327	$4,764	$(409)	$27,501
December 31, 2023	11,194	5,966	5,157	4,627	(41)	26,903
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

	Six Months Ended June 30, 2024
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$1,900	$1,042	$999	$1,521	$659	$458	$404
Small commercial & industrial	1,154	254	178	316	89	122	105
Large commercial & industrial	589	118	271	669	513	60	96
Public authorities & electric railroads	32	14	15	36	18	8	10
Other(a)	523	147	194	396	138	126	134
Total electric revenues(b)	$4,198	$1,575	$1,657	$2,938	$1,417	$774	$749
Natural gas revenues
Residential	$—	$256	$360	$61	$—	$61	$—
Small commercial & industrial	—	89	65	24	—	24	—
Large commercial & industrial	—	—	112	3	—	3	—
Transportation	—	13	—	9	—	9	—
Other(c)	—	9	8	3	—	3	—
Total natural gas revenues(d)	$—	$367	$545	$100	$—	$100	$—
Total revenues from contracts with customers	$4,198	$1,942	$2,202	$3,038	$1,417	$874	$749
Other revenues
Revenues from alternative revenue programs	$(24)	$(2)	$19	$32	$37	$4	$(9)
Other electric revenues(e)	—	4	3	7	5	2	—
Other natural gas revenues(e)	—	1	1	—	—	—	—
Total other revenues	$(24)	$3	$23	$39	$42	$6	$(9)
Total revenues for reportable segments	$4,174	$1,945	$2,225	$3,077	$1,459	$880	$740

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
(b)Includes operating revenues from affiliates in 2024 and 2023 respectively of:
•$4 million, $5 million at ComEd
•$3 million, $3 million at PECO
•$4 million, $2 million at BGE
•$4 million, $4 million at PHI
•$3 million, $3 million at Pepco
•$3 million, $3 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2024 and 2023 respectively of:
•$1 million, $1 million at PECO
•$1 million, $2 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
5. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended June 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2024	$346	$82	$107	$52	$105	$52	$17	$36
Plus: Current period provision (benefit) for expected credit losses(a)(b)(c)	55	38	11	(1)	7	5	1	1
Less: Write-offs, net of recoveries(d)	29	8	6	6	9	4	2	3
Balance at June 30, 2024	$372	$112	$112	$45	$103	$53	$16	$34

	Three Months Ended June 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2023	$389	$74	$130	$73	$112	$49	$26	$37
Plus: Current period (benefit) provision for expected credit losses	(35)	(1)	(20)	(16)	2	4	(3)	1
Less: Write-offs, net of recoveries	31	6	9	7	9	3	2	4
Balance at June 30, 2023	$323	$67	$101	$50	$105	$50	$21	$34

	Six Months Ended June 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$317	$69	$95	$46	$107	$52	$19	$36
Plus: Current period provision for expected credit losses(a)(e)	135	60	34	14	27	18	4	5
Less: Write-offs(f)(g), net of recoveries(d)	80	17	17	15	31	17	7	7
Balance at June 30, 2024	$372	$112	$112	$45	$103	$53	$16	$34

	Six Months Ended June 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$327	$59	$105	$54	$109	$47	$21	$41
Plus: Current period provision for expected credit losses	71	21	18	14	18	13	4	1
Less: Write-offs, net of recoveries	75	13	22	18	22	10	4	8
Balance at June 30, 2023	$323	$67	$101	$50	$105	$50	$21	$34
_________
(a)For PECO and ComEd, the increase is primarily a result of increased aging of receivables.
(b)For BGE, the increase is primarily a result of changes in customer risk profile.
(c)For DPL, the increase is primarily a result of increased receivable balances.
(d)Recoveries were not material to the Registrants.
(e)For Pepco and ACE, the increase is primarily a result of increased receivable balances.
(f)For PECO, the decrease is primarily a result of decreased disconnection activities.
(g)For Pepco and DPL, the increase is primarily attributable to unfavorable customer payment behavior.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended June 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2024	$96	$19	$13	$7	$57	$35	$8	$14
Plus: Current period provision (benefit) for expected credit losses(a)(b)	16	11	9	(1)	(3)	(1)	(1)	(1)
Less: Write-offs, net of recoveries(c)	4	1	2	1	—	—	—	—
Balance at June 30, 2024	$108	$29	$20	$5	$54	$34	$7	$13

	Three Months Ended June 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2023	$91	$18	$11	$12	$50	$28	$8	$14
Plus: Current period provision (benefit) for expected credit losses	1	1	(2)	(2)	4	3	1	—
Less: Write-offs, net of recoveries	5	1	1	2	1	—	—	1
Balance at June 30, 2023	$87	$18	$8	$8	$53	$31	$9	$13

	Six Months Ended June 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$82	$17	$8	$7	$50	$28	$8	$14
Plus: Current period provision (benefit) for expected credit losses(a)	36	14	15	1	6	6	(1)	1
Less: Write-offs, net of recoveries(c)	10	2	3	3	2	—	—	2
Balance at June 30, 2024	$108	$29	$20	$5	$54	$34	$7	$13

	Six Months Ended June 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$82	$17	$9	$10	$46	$25	$7	$14
Plus: Current period provision for expected credit losses	15	3	1	2	9	6	2	1
Less: Write-offs, net of recoveries	10	2	2	4	2	—	—	2
Balance at June 30, 2023	$87	$18	$8	$8	$53	$31	$9	$13
_________
(a)For PECO and ComEd, the increase is primarily a result of increased aging of receivables.
(b)For Pepco, the decrease is primarily a result of decreased receivable balances.
(c)Recoveries were not material to the Registrants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets at June 30, 2024 and December 31, 2023.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2024	$1,059	$425	$204	$179	$251	$110	$50	$91
December 31, 2023	991	351	185	208	247	109	64	74
__________
(a)Unbilled customer revenues are classified in Customer accounts receivable, net in the Registrants' Consolidated Balance Sheets.
Other Purchases of Customer and Other Accounts Receivables
For the six months ended June 30, 2024 and 2023 the Utility Registrants were required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, Delaware, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participated in the utilities' consolidated billing. The following table presents the total receivables purchased.

	Total receivables purchased
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six months ended June 30, 2024	$1,961	$450	$527	$393	$591	$375	$115	$101
Six months ended June 30, 2023	1,979	445	546	420	568	371	107	90

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes
6. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended June 30, 2024(a)
	Exelon	ComEd(b)	PECO(c)	BGE(b)	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.0	7.8	(1.3)	6.4	6.6	6.1	6.2	7.6
Plant basis differences	(3.9)	(0.8)	(13.0)	(1.8)	(0.9)	(1.5)	(0.9)	0.2
Excess deferred tax amortization	(13.2)	(17.4)	(2.3)	(17.5)	(3.8)	(4.8)	(6.6)	(1.6)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.5)	—	(0.5)	(0.4)	(0.4)	(0.3)	(0.2)
Other	1.0	0.3	(1.2)	0.7	0.1	0.2	(0.3)	0.7
Effective income tax rate	9.3%	10.3%	3.2%	8.3%	22.5%	20.6%	19.0%	27.6%

	Three Months Ended June 30, 2023(a)
	Exelon	ComEd	PECO(c)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6.5	7.8	(1.2)	6.8	6.2	5.6	6.3	7.1
Plant basis differences	(4.8)	(0.6)	(15.8)	0.1	(1.6)	(2.6)	(1.1)	—
Excess deferred tax amortization	(7.4)	(5.6)	(2.4)	(5.3)	(8.0)	(9.9)	(9.9)	(2.0)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.3)	—	(0.4)	(0.9)	(1.1)	(0.4)	(0.3)
Other	2.8	—	0.4	0.1	(0.3)	0.5	0.9	(0.7)
Effective income tax rate	17.5%	22.2%	2.0%	22.2%	16.3%	13.5%	16.7%	25.0%
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes

	Six Months Ended June 30, 2024(a)
	Exelon	ComEd(b)	PECO(c)	BGE(b)	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.8	7.8	(0.9)	6.3	6.5	6.1	6.2	7.4
Plant basis differences	(3.9)	(0.8)	(12.5)	(1.3)	(0.9)	(1.4)	(1.0)	0.1
Excess deferred tax amortization	(14.1)	(18.0)	(2.3)	(17.5)	(5.3)	(6.8)	(5.8)	(1.5)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.5)	—	(0.4)	(0.4)	(0.4)	(0.3)	(0.3)
Other	0.8	0.2	(0.1)	0.2	0.1	0.2	(0.2)	(0.1)
Effective income tax rate	9.0%	9.6%	5.2%	8.3%	20.9%	18.7%	19.8%	26.5%

	Six Months Ended June 30, 2023(a)
	Exelon	ComEd	PECO(c)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6.2	7.8	(1.3)	6.4	6.1	5.5	6.3	6.9
Plant basis differences	(4.3)	(0.4)	(15.4)	(0.6)	(1.7)	(2.6)	(1.0)	(0.6)
Excess deferred tax amortization	(6.7)	(5.6)	(2.4)	(5.4)	(7.4)	(9.1)	(9.2)	(2.0)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.3)	—	(0.4)	(0.6)	(0.8)	(0.4)	(0.3)
Other	1.3	0.1	—	0.3	—	0.5	0.1	0.1
Effective income tax rate	16.9%	22.5%	1.9%	21.2%	17.3%	14.5%	16.7%	25.0%
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
Unrecognized Tax Benefits
Exelon, PHI and ACE have the following unrecognized tax benefits at June 30, 2024 and December 31, 2023. ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	Exelon(a)	PHI	ACE
June 30, 2024	$95	$51	$15
December 31, 2023	94	51	15
__________
(a)At June 30, 2024 and December 31, 2023, Exelon's unrecognized tax benefits is inclusive of $31 million related to Constellation's share of unrecognized tax benefits for periods prior to the separation. Exelon reflected an offsetting receivable of $31 million in Other deferred debits and other assets in the Consolidated Balance Sheet for these amounts.
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
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA provides that Exelon will reimburse Constellation when those allocated tax credit carryforwards are utilized. As of June 30, 2024, Exelon recorded a payable of $137 million and $193 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
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
Beginning in 2023, based on the existing statute, Exelon and each of the Utility Registrants will be subject to and will report the CAMT on a separate Registrant basis in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Balance Sheets. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent Exelon’s consolidated deferred tax liabilities exceed the minimum tax credit carryforward. Exelon’s deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. Exelon is continuing to assess the financial statement impacts of the IRA and will update estimates based on future guidance issued by the U.S. Treasury.
Allocation of Income Taxes to Regulated Utilities
In Q2 2024, the IRS issued a series of private letter rulings (PLR), to another taxpayer, providing guidance with respect to the application of the tax normalization rules to the allocation of consolidated tax benefits among the members of a consolidated group associated with NOLC for ratemaking purposes. The rulings provide that for ratemaking purposes the tax benefit of NOLC should be reflected on a separate company basis not taking into consideration any payments received for the utilization of losses by other affiliates under a tax sharing agreement.
For the Registrants, the impact of these PLRs could result in a material reduction of the regulatory liability established for EDITs arising from the TCJA corporate tax rate change that are being amortized and flowed through to customers as well as a reduction in the accumulated deferred income taxes that reduce rate base for ratemaking purposes.
A PLR issued to another taxpayer may not be relied on as precedent. However, Management is analyzing this guidance and plans to work collaboratively with Exelon's regulatory commissions to address potential impacts. The Registrants will record the impact, if any, after either obtaining approval from their regulatory commissions or upon receiving their own PLRs from the IRS.
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
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following tables present the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and six months ended June 30, 2024 and 2023.

	Pension Benefits		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$40	$38	$7	$6
Interest cost	141	144	24	26
Expected return on assets	(184)	(188)	(21)	(21)
Amortization of:
Prior service credit	—	—	(2)	(3)
Actuarial loss (gain)	54	43	—	(1)
Net periodic benefit cost	$51	$37	$8	$7

	Pension Benefits		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$82	$77	$14	$12
Interest cost	282	289	48	51
Expected return on assets	(368)	(377)	(42)	(42)
Amortization of:
Prior service cost (credit)	1	1	(4)	(5)
Actuarial loss (gain)	107	84	—	(1)
Net periodic benefit cost	$104	$74	$16	$15
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Retirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and OPEB Costs (Benefit)	2024	2023	2024	2023
Exelon	$59	$44	$120	$89
ComEd	19	7	36	13
PECO	—	(4)	—	(7)
BGE	16	14	31	28
PHI	23	25	46	49
Pepco	7	9	16	17
DPL	3	5	7	9
ACE	4	3	7	7
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plan Employer Contributions	2024	2023	2024	2023
Exelon	$29	$26	$51	$47
ComEd	10	10	20	19
PECO	5	4	8	7
BGE	3	3	6	5
PHI	6	5	8	8
Pepco	1	1	2	2
DPL	1	1	2	2
ACE	1	1	1	1
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

PECO	Electricity	NPNS	Fixed price contracts for default supply requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts to cover about 10% of planned natural gas purchases in support of projected firm sales.
BGE	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed price purchases associated with forecasted gas supply requirements.
Pepco	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
DPL	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed and index priced contracts through full requirements contracts.
	Gas	Changes in fair value of economic hedge recorded to an offsetting regulatory asset or liability(b)	Exchange traded future contracts for up to 50% of estimated monthly purchase requirements each month, including purchases for storage injections.
ACE	Electricity	NPNS	Fixed price contracts for all BGS requirements through full requirements contracts.
__________
(a)See Note 3 — Regulatory Matters of the 2023 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material at June 30, 2024 and December 31, 2023.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate and Other Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. In addition, Exelon Corporate utilized interest rate swaps to manage interest rate exposure and manage potential fluctuations in Electric operating revenues at the corporate level in consolidation. These interest rate swaps are accounted for as economic hedges. A hypothetical 50 basis point change in the interest rates associated with Exelon's interest rate swaps as of June 30, 2024 would result in an immaterial impact to Exelon's Consolidated Net Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
Below is a summary of the interest rate hedge balances at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other deferred debits (noncurrent assets)	$4	$—	$4
Total derivative assets	4	—	4
Mark-to-market derivative liabilities (noncurrent liabilities)	(5)	—	(5)
Total mark-to-market derivative liabilities	(5)	—	(5)
Total mark-to-market derivative net liabilities	$(1)	$—	$(1)

	December 31, 2023
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other current assets	$11	$1	$12
Total derivative assets	11	1	12
Mark-to-market derivative liabilities (current liabilities)	(24)	(22)	(46)
Total mark-to-market derivative liabilities	(24)	(22)	(46)
Total mark-to-market derivative net liabilities	$(13)	$(21)	$(34)
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings.
In February 2024, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $1.3 billion upon issuance of $1.7 billion of debt. See Note 9 – Debt and Credit Agreements for additional information on the debt issuance. Prior to the termination, the 2024 year-to-date AOCI derivative gain was $33 million (net of tax). The settlements resulted in a cash receipt of $30 million. The accumulated AOCI gain of $23 million (net of tax) is being amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the 5-year and 10-year terms of the swaps. During the second quarter of 2024, Exelon Corporate entered into $252 million notional of 5-year maturity floating-to-fixed swaps and $253 million notional of 10-year maturity floating-to-fixed swaps, for a total notional of $505 million designated as cash flow hedges. The following table provides the notional amounts outstanding held by Exelon at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
5-year maturity floating-to-fixed swaps	$397	$655
10-year maturity floating-to-fixed swaps	398	655
Total	$795	$1,310
The related AOCI derivative gains for the three and six months ended June 30, 2024 and 2023 were immaterial, respectively. See Note 13 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
Exelon Corporate entered into floating-to-fixed interest rate cap swaps to manage a portion of interest rate exposure in connection with existing borrowings. As of December 31, 2023, Exelon held $1,000 million notional of floating-to-fixed interest rate cap swaps, which matured in March 2024. Exelon received payments on the interest rate cap when the floating rate exceeded the fixed rate. Settlements received were immaterial.
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

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Income Statement Location	Gain (Loss)	Gain (Loss)
Electric operating revenues	$—	$(6)
Interest expense	—	2
Total	$—	$(4)
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties remained relatively consistent as of June 30, 2024 due to stable energy prices. The following table reflects the Registrants' cash collateral held from external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Exelon	$161	$148
ComEd	158	146
PECO(a)	—	—
BGE	1	1
PHI	3	1
Pepco	1	1
DPL(b)	—	—
ACE	2	—
__________
(a)PECO had less than one million in cash collateral held with external parties at June 30, 2024 and December 31, 2023.
(b)DPL had less than one million in cash collateral held with external parties at June 30, 2024 and December 31, 2023
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of June 30, 2024, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of June 30, 2024, they could have been required to post collateral to their counterparties of $27 million, $43 million, and $10 million, respectively.

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
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at June 30, 2024 and December 31, 2023.

	Outstanding Commercial Paper at		Average Interest Rate on Commercial Paper Borrowings at
Commercial Paper Issuer	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Exelon(a)	$954	$1,624	5.51%	5.58%
ComEd	$78	$202	5.41%	5.53%
PECO	$260	$165	5.43%	5.57%
BGE	$—	$336	—%	5.59%
PHI(b)	$—	$394	—%	5.60%
Pepco	$—	$132	—%	5.59%
DPL	$—	$63	—%	5.60%
ACE	$—	$199	—%	5.60%
__________
(a)Exelon Corporate had $616 million and $527 million in outstanding commercial paper borrowings at June 30, 2024 and December 31, 2023, respectively.
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
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of June 30, 2024.
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
On May 9, 2023, ComEd entered into a 364-day term loan agreement for $400 million with a variable rate equal to SOFR plus 1.00% and an expiration date of May 7, 2024. On May 1, 2024, ComEd entered into an agreement to extend the loan through the expiration date of June 28, 2024. The original proceeds from the loan were used to repay outstanding commercial paper obligations and for general corporate purposes. The balance of the loan was repaid on May 16, 2024. Refer to the Issuance of Long-term Debt Table below for further information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
Long-Term Debt
Issuance of Long-Term Debt
During the six months ended June 30, 2024, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Notes	5.15%	March 15, 2029	$650	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
Exelon	Notes	5.45%	March 15, 2034	$650	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
Exelon	Notes	5.60%	March 15, 2053	$400	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
ComEd	First Mortgage Bonds	5.30%	June 1, 2034	$400	Repay existing indebtedness, repay outstanding commercial paper obligations, and to fund other general corporate purposes.
ComEd	First Mortgage Bonds	5.65%	June 1, 2054	$400	Repay existing indebtedness, repay outstanding commercial paper obligations, and to fund other general corporate purposes.
BGE	Notes	5.30%	June 1, 2034	$400	Repay outstanding commercial paper obligations and for general corporate purposes
BGE	Notes	5.65%	June 1, 2054	$400	Repay outstanding commercial paper obligations and for general corporate purposes
Pepco	First Mortgage Bonds	5.20%	March 15, 2034	$375	Refinance existing indebtedness, refinance outstanding commercial paper obligations, and for general corporate purposes.
Pepco	First Mortgage Bonds	5.50%	March 15, 2054	$300	Refinance existing indebtedness, refinance outstanding commercial paper obligations, and for general corporate purposes.
DPL	First Mortgage Bonds	5.24%	March 20, 2034	$100	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.55%	March 20, 2054	$75	Repay existing indebtedness and for general corporate purposes.
ACE(a)	First Mortgage Bonds	5.55%	March 20, 2054	$75	Repay existing indebtedness and for general corporate purposes.
__________
(a)On March 20, 2024, ACE entered into a purchase agreement of First Mortgage Bonds of $75 million and $100 million at 5.29% and 5.49% due on August 28, 2034 and August 28, 2039, respectively. The closing date of the issuance is expected to occur in August 2024.
Debt Covenants
As of June 30, 2024, the Registrants are in compliance with debt covenants.

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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of June 30, 2024 and December 31, 2023. The Registrants have no financial liabilities measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	June 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$44,347	$—	$35,380	$3,559	$38,939	$41,095	$—	$33,804	$3,442	$37,246
ComEd	12,276	—	10,530	—	10,530	11,486	—	10,210	—	10,210
PECO	5,135	—	4,289	—	4,289	5,134	—	4,562	—	4,562
BGE	5,394	—	4,693	—	4,693	4,602	—	4,145	—	4,145
PHI	9,148	—	4,288	3,559	7,847	8,648	—	4,160	3,442	7,602
Pepco	4,362	—	2,489	1,545	4,034	4,096	—	2,311	1,600	3,911
DPL	2,254	—	661	1,257	1,918	2,080	—	694	1,134	1,828
ACE	1,909	—	929	757	1,686	1,833	—	939	708	1,647
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$—	$390	$390	$390	$—	$—	$390	$390
ComEd	206	—	—	203	203	205	—	—	208	208
PECO	184	—	—	187	187	184	—	—	182	182
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at June 30, 2024 and December 31, 2023. Exelon and the Utility Registrants have immaterial and no financial assets or liabilities measured using the NAV practical expedient, respectively:
Exelon

	At June 30, 2024				At December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,226	$—	$—	$1,226	$618	$—	$—	$618
Rabbi trust investments
Cash equivalents	90	—	—	90	67	—	—	67
Mutual funds	59	—	—	59	53	—	—	53
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	67	23	90	—	61	43	104
Rabbi trust investments subtotal	149	74	23	246	120	68	43	231
Interest rate derivative assets
Derivatives designated as hedging instruments	—	4	—	4	—	11	—	11
Economic hedges	—	—	—	—	—	1	—	1
Interest rate derivative assets subtotal	—	4	—	4	—	12	—	12
Total assets	1,375	78	23	1,476	738	80	43	861
Liabilities
Commodity derivative liabilities	—	—	(139)	(139)	—	—	(133)	(133)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	(5)	—	(5)	—	(24)	—	(24)
Economic hedges	—	—	—	—	—	(22)	—	(22)
Interest rate derivative liabilities subtotal	—	(5)	—	(5)	—	(46)	—	(46)
Deferred compensation obligation	—	(69)	—	(69)	—	(75)	—	(75)
Total liabilities	—	(74)	(139)	(213)	—	(121)	(133)	(254)
Total net assets (liabilities)	$1,375	$4	$(116)	$1,263	$738	$(41)	$(90)	$607
__________
(a)Exelon excludes cash of $151 million and $334 million at June 30, 2024 and December 31, 2023, respectively, and restricted cash of $158 million and $149 million at June 30, 2024 and December 31, 2023, respectively, and includes long-term restricted cash of $71 million and $174 million at June 30, 2024 and December 31, 2023, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
At June 30, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$634	$—	$—	$634	$11	$—	$—	$11	$418	$—	$—	$418
Rabbi trust investments
Mutual funds	—	—	—	—	10	—	—	10	9	—	—	9
Life insurance contracts	—	—	—	—	—	19	—	19	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	10	19	—	29	9	—	—	9
Total assets	634	—	—	634	21	19	—	40	427	—	—	427
Liabilities
Commodity derivative liabilities(b)	—	—	(139)	(139)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(139)	(147)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$634	$(8)	$(139)	$487	$21	$12	$—	$33	$427	$(4)	$—	$423

	ComEd				PECO				BGE
At December 31, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$453	$—	$—	$453	$9	$—	$—	$9	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	9	—	—	9	9	—	—	9
Life insurance contracts	—	—	—	—	—	18	—	18	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	9	18	—	27	9	—	—	9
Total assets	453	—	—	453	18	18	—	36	9	—	—	9
Liabilities
Commodity derivative liabilities(b)	—	—	(133)	(133)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(8)	—	(8)	—	(4)	—	(4)
Total liabilities	—	(8)	(133)	(141)	—	(8)	—	(8)	—	(4)	—	(4)
Total net assets (liabilities)	$453	$(8)	$(133)	$312	$18	$10	$—	$28	$9	$(4)	$—	$5
__________
(a)ComEd excludes cash of $51 million and $86 million at June 30, 2024 and December 31, 2023, respectively, and restricted cash of $158 million and $147 million at June 30, 2024 and December 31, 2023, respectively. Additionally, ComEd includes long-term restricted cash of $71 million and $174 million at June 30, 2024 and December 31, 2023, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO excludes cash of $17 million and $42 million at June 30, 2024 and December 31, 2023, respectively. BGE excludes cash

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
of $10 million and $47 million at June 30, 2024 and December 31, 2023, respectively, and restricted cash of zero and $1 million at June 30, 2024 and December 31, 2023, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $23 million and $116 million, respectively, at June 30, 2024 and $27 million and $106 million, respectively, at December 31, 2023 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	At June 30, 2024				At December 31, 2023
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$97	$—	$—	$97	$107	$—	$—	$107
Rabbi trust investments
Cash equivalents	87	—	—	87	64	—	—	64
Mutual funds	10	—	—	10	9	—	—	9
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	22	22	44	—	21	41	62
Rabbi trust investments subtotal	97	29	22	148	73	28	41	142
Total assets	194	29	22	245	180	28	41	249
Liabilities
Deferred compensation obligation	—	(11)	—	(11)	—	(13)	—	(13)
Total liabilities	—	(11)	—	(11)	—	(13)	—	(13)
Total net assets	$194	$18	$22	$234	$180	$15	$41	$236

	Pepco				DPL				ACE
At June 30, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$21	$—	$—	$21	$45	$—	$—	$45	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	87	—	—	87	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	22	44	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	87	22	22	131	—	—	—	—	—	—	—	—
Total assets	108	22	22	152	45	—	—	45	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$108	$21	$22	$151	$45	$—	$—	$45	$—	$—	$—	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
At December 31, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$23	$—	$—	$23	$1	$—	$—	$1	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	63	—	—	63	—	—	—	—	—	—	—	—
Life insurance contracts	—	21	41	62	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	63	21	41	125	—	—	—	—	—	—	—	—
Total assets	86	21	41	148	1	—	—	1	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$86	$20	$41	$147	$1	$—	$—	$1	$—	$—	$—	$—
__________
(a)PHI excludes cash of $44 million and $96 million at June 30, 2024 and December 31, 2023, respectively, and restricted cash of zero and $1 million at June 30, 2024 and December 31, 2023, respectively. Pepco excludes cash of $19 million and $48 million at June 30, 2024 and December 31, 2023, respectively, and restricted cash of zero and $1 million at June 30, 2024 and December 31, 2023, respectively. DPL excludes cash of $6 million and $15 million at June 30, 2024 and December 31, 2023, respectively. ACE excludes cash of $15 million and $21 million at June 30, 2024 and December 31, 2023, respectively.

Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2024 and 2023:

	Exelon	ComEd		PHI and Pepco
Three Months Ended June 30, 2024	Total	Commodity Derivatives		Life Insurance Contracts
Balance at March 31, 2024	$(65)	$(108)		$41
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		2
Included in regulatory assets/liabilities	(31)	(31)	(b)	—
Purchases, sales, and settlements
Settlements	(21)	—		(21)
Balance at June 30, 2024	$(116)	$(139)	(c)	$22
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2024	$2	$—		$2

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Exelon	ComEd		PHI and Pepco
Three Months Ended June 30, 2023	Total	Commodity Derivatives		Life Insurance Contracts
Balance at March 31, 2023	$(57)	$(98)		$41
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		1
Included in regulatory assets/liabilities	(35)	(35)	(b)	—
Balance at June 30, 2023	$(91)	$(133)		$42
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2023	$1	$—		$1

	Exelon	ComEd		PHI and Pepco
Six Months Ended June 30, 2024	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2023	$(90)	$(133)		$41
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		2
Included in regulatory assets/liabilities	(6)	(6)	(b)	—
Purchases, sales, and settlements
Settlements	(21)	—		(21)
Balance at June 30, 2024	$(116)	$(139)	(c)	$22
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2024	$2	$—		$2

	Exelon	ComEd		PHI and Pepco
Six Months Ended June 30, 2023	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2022	$(44)	$(84)		$40
Total realized / unrealized gains (losses)
Included in net income(a)	2	—		2
Included in regulatory assets/liabilities	(49)	(49)	(b)	—
Balance at June 30, 2023	$(91)	$(133)		$42
The amount of total gains included in income attributed to the change in unrealized gain related to assets and liabilities at June 30, 2023	$2	$—		$2
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $43 million of decreases in fair value and an increase for realized gains due to settlements of $12 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2024. Includes $43 million of decreases in fair value and an increase for realized gains due to settlements of $8 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2023. Includes $30 million of decreases in fair value and an increase for realized gains due to settlements of $24 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2024. Includes $68 million of decreases in fair value and an increase for realized losses due to settlements of $19 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2023.
(c)The balance of the current and noncurrent asset was effectively zero as of June 30, 2024. The balance consists of a current and noncurrent liability of $23 million and $116 million, respectively, as of June 30, 2024.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Commodity Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at June 30, 2024	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	2024 Range & Arithmetic Average				2023 Range & Arithmetic Average
Commodity derivatives	$(139)	$(133)	Discounted Cash Flow	Forward power price(a)	$22.68	-	$58.69	$40.49	$30.27	-	$73.71	$43.35
________
(a)An increase to the forward power price would increase the fair value.

11. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 18 — Commitments and Contingencies of the 2023 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at June 30, 2024:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	31	28	25	2	1
__________
(a)Remaining commitments extend through 2026 and include escrow funds, charitable contributions, and rate credits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments at June 30, 2024, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2024	2025	2026	2027	2028	2029 and beyond
Exelon
Letters of credit(a)	$30	$17	$13	$—	$—	$—	$—
Surety bonds(b)	194	160	32	—	2	—	—
Financing trust guarantees(c)	378	—	—	—	—	78	300
Guaranteed lease residual values(d)	26	—	3	5	4	6	8
Total commercial commitments	$628	$177	$48	$5	$6	$84	$308

ComEd
Letters of credit(a)	$17	$9	$8	$—	$—	$—	$—
Surety bonds(b)	36	29	5	—	2	—	—
Financing trust guarantees(c)	200	—	—	—	—	—	200
Total commercial commitments	$253	$38	$13	$—	$2	$—	$200

PECO
Letters of credit(a)	$2	$—	$2	$—	$—	$—	$—
Surety bonds(b)	2	1	1	—	—	—	—
Financing trust guarantees(c)	178	—	—	—	—	78	100
Total commercial commitments	$182	$1	$3	$—	$—	$78	$100

BGE
Letters of credit(a)	$8	$6	$2	$—	$—	$—	$—
Surety bonds(b)	3	1	2	—	—	—	—
Total commercial commitments	$11	$7	$4	$—	$—	$—	$—

PHI
Surety bonds(b)	$96	$77	$19	$—	$—	$—	$—
Guaranteed lease residual values(d)	26	—	3	5	4	6	8
Total commercial commitments	$122	$77	$22	$5	$4	$6	$8

Pepco
Surety bonds(a)	$85	$71	$14	$—	$—	$—	$—
Guaranteed lease residual values(d)	9	—	1	2	1	2	3
Total commercial commitments	$94	$71	$15	$2	$1	$2	$3

DPL
Surety bonds(b)	$6	$3	$3	$—	$—	$—	$—
Guaranteed lease residual values(d)	10	—	1	2	2	2	3
Total commercial commitments	$16	$3	$4	$2	$2	$2	$3

ACE
Surety bonds(b)	$5	$3	$2	$—	$—	$—	$—
Guaranteed lease residual values(d)	7	—	1	1	1	2	2
Total commercial commitments	$12	$3	$3	$1	$1	$2	$2
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
(c)Reflects guarantee of ComEd and PECO securities held by ComEd Financing III, PECO Trust III, and PECO Trust IV.
(d)Represents the maximum potential obligation in the event the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 9 years. The maximum potential obligation at the end of the minimum lease term would be $59 million guaranteed by Exelon and PHI, of which $20 million, $23 million, and $16 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
At June 30, 2024 and December 31, 2023, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	June 30, 2024		December 31, 2023
	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation
Exelon	$406	$319	$428	$338
ComEd	284	283	303	302
PECO	27	25	27	25
BGE	14	11	14	11
PHI	75	—	81	—
Pepco	74	—	79	—
DPL	1	—	1	—
ACE	—	—	1	—
Benning Road Site (Exelon, PHI, and Pepco). In September 2010, PHI received a letter from the EPA identifying the Benning Road site as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. A portion of the site, which is owned by Pepco, was formerly the location of an electric generating facility owned by Pepco subsidiary, Pepco Energy Services (PES), which became a part of Generation following the 2016 merger between PHI and Exelon. This generating facility was deactivated in June 2012. The remaining portion of the site consists of a Pepco transmission and distribution service center that remains in operation. In December 2011, the U.S. District Court for the District of Columbia approved a Consent Decree entered into by Pepco and Pepco Energy Services (hereinafter "Pepco Entities") with the DOEE, which requires the Pepco Entities to conduct a Remedial Investigation and Feasibility Study (RI/FS) for the Benning Road site and an approximately 10 to 15-acre portion of the adjacent Anacostia River. The purpose of this RI/FS is to define the nature and extent of contamination from the Benning Road site and to evaluate remedial alternatives.
Pursuant to an internal agreement between the Pepco Entities, since 2013, Pepco has performed the work required by the Consent Decree and has been reimbursed for that work by an agreed upon allocation of costs between the Pepco Entities. In September 2019, the Pepco Entities issued a draft “final” RI report which the DOEE approved on February 3, 2020. The Pepco Entities are completing a FS to evaluate possible remedial alternatives for submission to the DOEE. In October 2022, the DOEE approved dividing the work to complete the landside portion of the FS from the waterside portion to expedite the overall schedule for completion of the project. The landside FS was approved by the DOEE on March 15, 2024, and the waterside FS is scheduled to be complete and approved by the DOEE by the end of the fourth quarter of 2024. Following the completion of each FS, the DOEE will issue a Proposed Plan for public comment and then issue a Record of Decision (ROD) identifying the remedial actions determined to be necessary for the area in question. On October 3, 2023, the DOEE and Pepco entered into an addendum to the Benning Consent Decree pursuant to which Pepco has agreed to fund or perform the remedial actions to be selected by the DOEE for the landside and waterside areas. This addendum to the Benning Consent Decree was entered by the Court on February 27, 2024 and became effective on that date.
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
Anacostia River Tidal Reach (Exelon, PHI, and Pepco). Contemporaneous with the Benning Road site RI/FS being performed by the Pepco Entities, the DOEE and NPS have been conducting a separate RI/FS focused on the entire tidal reach of the Anacostia River extending from just north of the Maryland-District of Columbia boundary line to the confluence of the Anacostia and Potomac Rivers. The riverwide RI incorporated the results

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
of the river sampling performed by the Pepco Entities as part of the Benning RI/FS, as well as similar sampling efforts conducted by owners of other sites adjacent to this segment of the river and supplemental river sampling conducted by the DOEE’s contractor.
On September 30, 2020, the DOEE released its Interim ROD for the Anacostia River sediments. The Interim ROD reflects an adaptive management approach which will require several identified “hot spots” in the river to be addressed first while continuing to conduct studies and to monitor the river to evaluate improvements and determine potential future remediation plans. The adaptive management process chosen by the DOEE is less intrusive, provides more long-term environmental certainty, is less costly, and allows for site specific remediation plans already underway, including the plan for the Benning Road site to proceed to conclusion.
On July 15, 2022, Pepco received a letter from the District of Columbia's Office of the Attorney General (D.C. OAG) on behalf of the DOEE conveying a settlement offer to resolve all PRPs' liability to the District of Columbia (District) for their past costs and their anticipated future costs to complete the work for the Interim ROD. Pepco responded on July 27, 2022 agreeing to enter into settlement discussions. On October 3, 2023, Pepco and the District entered into another consent decree (the “Anacostia River Consent Decree”) pursuant to which Pepco agreed to pay $47 million to resolve its liability to the District for all past costs to perform the riverwide RI/FS and all future costs to complete the work required by the Interim ROD. This amount will be paid in four equal annual installments beginning a year after the effective date of the Anacostia River Consent Decree. The funds will be deposited into the DOEE’s Clean Land Fund for the District’s costs of the Interim ROD work. The Anacostia River Consent Decree caps Pepco’s liability for these costs and provides Pepco with the right to seek contributions from other potentially responsible parties. The Anacostia River Consent Decree was signed by the judge for the U.S. District Court for the District of Columbia and became effective on April 11, 2024. Exelon, PHI, and Pepco have accrued a liability for Pepco’s payment obligations under the Anacostia Consent Decree and management's best estimate of its share of any other future Anacostia River response costs. Pepco has concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
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
As noted in the Benning Road Site disclosure above, as part of the separation of Exelon and Constellation in February 2022, an assumption agreement was executed transferring any potential future remediation liabilities associated with the Benning Site remediation to a non-utility subsidiary of Exelon. Similarly, any potential future liability associated with the Anacostia River Sediment Project was also assumed by this entity.
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
Subsequent to Exelon announcing the receipt of the USAO subpoenas, various lawsuits were filed, and various demand letters were received related to the subject of the subpoenas, the conduct described in the DPA and the SEC's investigation, including:
•Four putative class action lawsuits against ComEd and Exelon were filed in federal court on behalf of ComEd customers in the third quarter of 2020 alleging, among other things, civil violations of federal racketeering laws. The court granted ComEd and Exelon's motion to dismiss these actions in 2021 and that dismissal was affirmed on appeal in 2022. Plaintiffs have no further appeal rights and therefore the dismissal is final.
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
•On November 3, 2022, a plaintiff filed a putative class action complaint in Lake County, Illinois Circuit Court against ComEd and Exelon for unjust enrichment and deceptive business practices in connection with the conduct giving rise to the DPA. Plaintiff seeks an accounting and disgorgement of any benefits ComEd allegedly obtained from said conduct. ComEd and Exelon filed a motion to dismiss the Complaint on February 3, 2023. On June 16, 2023, the court granted ComEd and Exelon's motion to dismiss the action with prejudice. Plaintiff filed its notice of appeal of that dismissal on July 17, 2023. On April 12, 2024, the appellate court issued its decision affirming dismissal of the action. On June 3, 2024, plaintiff filed a petition for leave to appeal the dismissal to the Illinois Supreme Court, which is a discretionary appeal. ComEd and Exelon filed its response to that petition on July 19, 2024.

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
In August 2022, the ICC concluded its investigation initiated on August 12, 2021 into rate impacts of conduct admitted in the DPA, including the costs recovered from customers related to the DPA and Exelon's funding of the fine paid by ComEd. On August 17, 2022, the ICC issued its final order accepting ComEd's voluntary customer refund offer of approximately $38 million (of which about $31 million is ICC jurisdictional; the remaining balance is FERC jurisdictional) that resolves the question of whether customer funds were used for DPA related activities. The customer refund includes the cost of every individual or entity that was either (i) identified in the DPA or (ii) identified by ComEd as an associate of the former Speaker of the Illinois House of Representatives in the ICC proceeding. The ICC’s DPA investigation is now closed. The ICC jurisdictional refund was made to customers during the April 2023 billing cycle, as required by the ICC. The FERC jurisdictional refund was completed as of May 2024 as part of ComEd's transmission formula rate update proceeding, submitted on May 12, 2023. The customer refund was not recovered in rates or charged to customers and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon.
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
12. Shareholders' Equity (Exelon)
At-the-Market Program
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of Common stock under the Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the Equity Distribution Agreement. In November and December 2023, Exelon issued approximately 3.6 million shares of Common stock at an average gross price of $39.58 per share. The net proceeds from these issuances were $140 million, which were used for general corporate purposes. As of June 30, 2024, $858 million of Common stock remained available for sale pursuant to the ATM program.
13. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following table presents changes in Exelon's AOCI, net of tax, by component:

Three Months Ended June 30, 2024	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at March 31, 2024	$30	$(742)	$(712)
OCI before reclassifications	(2)	(2)	(4)
Amounts reclassified from AOCI	(1)	5	4
Net current-period OCI	(3)	3	—
Balance at June 30, 2024	$27	$(739)	$(712)

Three Months Ended June 30, 2023	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at March 31, 2023	$8	$(647)	$(639)
OCI before reclassifications	9	(3)	6
Amounts reclassified from AOCI	—	3	3
Net current-period OCI	9	—	9
Balance at June 30, 2023	$17	$(647)	$(630)

Six Months Ended June 30, 2024	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2023	$(3)	$(723)	$(726)
OCI before reclassifications	32	(26)	6
Amounts reclassified from AOCI	(2)	10	8
Net current-period OCI	30	(16)	14
Balance at June 30, 2024	$27	$(739)	$(712)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Changes in Accumulated Other Comprehensive Income

Six Months Ended June 30, 2023	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2022	$2	$(640)	$(638)
OCI before reclassifications	15	(13)	2
Amounts reclassified from AOCI	—	6	6
Net current-period OCI	$15	$(7)	$8
Balance at June 30, 2023	$17	$(647)	$(630)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. See Note 14 — Retirement Benefits of the 2023 Form 10-K and Note 7 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	$(2)	$(1)	$(4)	$(2)
Pension and non-pension postretirement benefit plans valuation adjustments	—	1	8	4
Unrealized gains on cash flow hedges	—	(3)	(10)	(4)
14. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2024
Utility taxes(a)	$226	$73	$42	$31	$80	$72	$6	$—
Property	107	10	5	53	39	26	12	1
Payroll	33	9	4	5	7	2	1	1

Three Months Ended June 30, 2023
Utility taxes(a)	$201	$71	$38	$22	$70	$63	$6	$1
Property	96	8	4	49	35	24	10	1
Payroll	31	7	4	5	7	2	1	1

Six Months Ended June 30, 2024
Utility taxes(a)	$447	$148	$83	$54	$162	$146	$14	$2
Property	212	18	9	107	78	53	23	1
Payroll	67	18	9	9	14	4	2	2

Six Months Ended June 30, 2023
Utility taxes(a)	$421	$146	$78	$50	$147	$131	$14	$2
Property	196	18	8	100	70	48	21	1
Payroll	63	14	9	9	14	4	2	2
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2024
AFUDC — Equity	$38	$9	$8	$6	$15	$12	$3	$—
Non-service net periodic benefit cost	(11)	—	—	—	—	—	—	—

Three Months Ended June 30, 2023
AFUDC — Equity	$34	$7	$6	$4	$17	$13	$2	$2
Non-service net periodic benefit cost	(1)	—	—	—	—	—	—	—

Six Months Ended June 30, 2024
AFUDC — Equity	$78	$19	$16	$13	$30	$23	$6	$1
Non-service net periodic benefit cost	(17)	—	—	—	—	—	—	—

Six Months Ended June 30, 2023
AFUDC — Equity	$71	$17	$12	$7	$35	$27	$4	$4
Non-service net periodic benefit cost	(2)	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Depreciation, amortization, and accretion
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2024
Property, plant, and equipment(a)	$1,436	$573	$203	$247	$383	$164	$107	$105
Amortization of regulatory assets and liabilities, net(a)	333	164	7	65	97	41	15	41
Amortization of intangible assets, net(a)	4	—	—	—	—	—	—	—
ARO accretion(b)	1	—	—	—	1	—	—	—
Total depreciation, amortization and accretion	$1,774	$737	$210	$312	$481	$205	$122	$146

Six Months Ended June 30, 2023
Property, plant, and equipment(a)	$1,370	$540	$190	$249	$364	$152	$104	$96
Amortization of regulatory assets and liabilities, net(a)	352	148	7	76	120	64	17	39
Amortization of intangible assets, net(a)	4	—	—	—	—	—	—	—
ARO accretion(b)	1	—	—	—	—	—	—	—
Total depreciation and amortization	$1,727	$688	$197	$325	$484	$216	$121	$135
__________
(a)Included in Depreciation and amortization expense in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating and maintenance expense in Exelon's Consolidated Statements of Operations and Comprehensive Income.

	Other non-cash operating activities
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2024
Pension and OPEB costs	$120	$36	$—	$31	$46	$16	$7	$7
Allowance for credit losses	93	8	47	11	27	16	3	7
True-up adjustments to decoupling mechanisms and formula rates(a)	(15)	24	2	(19)	(22)	(37)	4	11
Amortization of operating ROU asset	19	—	—	3	13	3	3	2
AFUDC — Equity	(78)	(19)	(16)	(13)	(30)	(23)	(6)	(1)

Six Months Ended June 30, 2023
Pension and OPEB costs (benefit)	$89	$13	$(7)	$28	$49	$17	$9	$7
Allowance for credit losses	46	1	19	4	22	13	3	6
True-up adjustments to decoupling mechanisms and formula rates(a)	(410)	(270)	10	(70)	(80)	(46)	(15)	(19)
Long-term incentive plan	13	—	—	—	—	—	—	—
Amortization of operating ROU asset	19	1	—	2	14	2	4	2
Change in environmental liabilities	37	—	—	—	37	37	—	—
AFUDC — Equity	(71)	(17)	(12)	(7)	(35)	(27)	(4)	(4)
__________
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

	Cash, cash equivalents, and restricted cash
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2024
Cash and cash equivalents	$934	$326	$19	$428	$119	$19	$50	$15
Restricted cash and cash equivalents	530	446	9	—	22	21	1	—
Restricted cash included in Other deferred debits and other assets	71	71	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,535	$843	$28	$428	$141	$40	$51	$15

Balance at December 31, 2023
Cash and cash equivalents	$445	$110	$42	$47	$180	$48	$16	$21
Restricted cash and cash equivalents	482	402	9	1	24	24	—	—
Restricted cash included in Other deferred debits and other assets	174	174	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,101	$686	$51	$48	$204	$72	$16	$21

Balance at June 30, 2023
Cash and cash equivalents	$399	$74	$82	$89	$110	$16	$18	$24
Restricted cash and cash equivalents	435	361	9	1	26	26	—	—
Restricted cash included in Other deferred debits and other assets	201	201	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,035	$636	$91	$90	$136	$42	$18	$24

Balance at December 31, 2022
Cash and cash equivalents	$407	$67	$59	$43	$198	$45	$31	$72
Restricted cash and cash equivalents	566	327	9	24	175	54	121	—
Restricted cash included in Other deferred debits and other assets	117	117	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,090	$511	$68	$67	$373	$99	$152	$72
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2023 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2024
Compensation-related accruals(a)	$476	$124	$72	$66	$92	$27	$18	$13
Taxes accrued	183	91	56	26	90	74	7	9
Interest accrued	469	153	50	48	85	47	17	17

Balance at December 31, 2023
Compensation-related accruals(a)	$661	$206	$87	$81	$107	$27	$17	$12
Taxes accrued	221	204	96	75	137	116	30	10
Interest accrued	414	148	49	44	72	38	13	15
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
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Exelon
BSC					$159	$165	$317	$340
PHISCO					29	25	58	49
ComEd
BSC	$104	$88	$204	$171	63	78	134	159
PECO
BSC	61	54	119	105	29	30	58	60
BGE
BSC	62	54	121	108	25	22	49	46
PHI
BSC	49	43	99	85	42	35	76	75
PHISCO	—	—	—	—	29	25	58	49
Pepco
BSC	32	28	63	55	18	14	35	28
PHISCO	33	30	66	60	12	10	24	21
DPL
BSC	20	18	39	35	13	10	25	20
PHISCO	26	25	51	49	8	8	17	15
ACE
BSC	16	15	32	29	10	12	15	26
PHISCO	25	22	48	44	9	7	17	13

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

Current Receivables from/Payables to Affiliates
The following tables present current Receivables from affiliates and current Payables to affiliates:
June 30, 2024

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$1	$—	$—	$—	$—	$67	$—	$8	$76
PECO	$—		—	—	—	—	35	—	4	39
BGE	—	—		—	—	—	36	—	1	37
PHI	—	—	—	—	—	—	7	1	10	18
Pepco	—	—	—		—	—	20	17	—	37
DPL	—	—	—	—		—	12	13	1	26
ACE	—	—	—	—	—		10	12	2	24
Other	4	—	—	—	—	3	—	—		7
Total	$4	$1	$—	$—	$—	$3	$187	$43	$26	$264
December 31, 2023

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$64	$—	$8	$72
PECO	$—		—	—	—	—	36	—	3	39
BGE	—	—		—	—	—	33	—	2	35
PHI	—	—	—	—	—	—	5	—	10	15
Pepco	—	—	—		—	—	17	14	1	32
DPL	—	1	—	—		—	12	11	1	25
ACE	—	1	—	1	1		11	11	—	25
Other	3	—	—	1	—	3	1	—		8
Total	$3	$2	$—	$2	$1	$3	$179	$36	$25	$251
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
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	June 30, 2024			December 31, 2023
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$206	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$206	$184	$390	$205	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders by Registrant for the three and six months ended June 30, 2024 compared to the same period in 2023. For additional information regarding the financial results for the three and six months ended June 30, 2024 and 2023, see the discussions of Results of Operations by Registrant.

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Exelon	$448	$343	$105	$1,106	$1,012	$94
ComEd	270	249	21	463	489	(26)
PECO	90	97	(7)	239	263	(24)
BGE	44	42	2	308	241	67
PHI	158	103	55	326	258	68
Pepco	108	64	44	183	130	53
DPL	34	25	9	101	85	16
ACE	21	18	3	50	51	(1)
Other(a)	(114)	(148)	34	(230)	(239)	9
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Net income attributable to common shareholders increased by $105 million and diluted earnings per average common share increased to $0.45 in 2024 from $0.34 in 2023 primarily due to:
•The favorable impacts of rate increases at BGE and PHI;
•Favorable weather at PECO;
•Favorable impacts of the multi-year plans including the recognition of the reconciliations at Pepco; and
•Higher transmission peak load due to higher energy demand at ComEd.
The increases were partially offset by:

•Higher interest expense at PECO, BGE, and Exelon Corporate; and
•Higher depreciation expense at PECO and PHI.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Net income attributable to common shareholders increased by $94 million and diluted earnings per average common share increased to $1.10 in 2024 from $1.02 in 2023 primarily due to:
•The favorable impacts of rate increases at BGE and PHI;
•Favorable weather at PECO;
•Favorable impacts of the multi-year plans including the recognition of the reconciliations at Pepco; and
•Higher transmission peak load due to higher energy demand at ComEd.
The increases were partially offset by:
•Higher interest expense at PECO, BGE, PHI, and Exelon Corporate;
•Higher storm costs at PECO and BGE;
•Higher depreciation expense at PECO and PHI;
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

The following table provides a reconciliation between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2024 compared to the same period in 2023:

	Three Months Ended June 30,
	2024		2023
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$448	$0.45	$343	$0.34
Mark-to-market impact of economic hedging activities (net of taxes of $1)	—	—	3	—
Change in environmental liabilities (net of taxes of $0 and $1, respectively)	(1)	—	11	0.01
SEC matter loss contingency (net of taxes of $0)	—	—	46	0.05
Change in FERC audit liability (net of taxes of $5)	15	0.01	—	—
Separation costs (net of taxes of $2)(a)	—	—	5	0.01
Cost management charge (net of taxes of $3)(b)	9	0.01	—	—
Adjusted (non-GAAP) operating earnings	$472	$0.47	$408	$0.41

	Six Months Ended June 30,
	2024		2023
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$1,106	$1.10	$1,012	$1.02
Mark-to-market impact of economic hedging activities (net of taxes of $0)	—	—	2	—
Change in environmental liabilities (net of taxes of $0 and $8, respectively)	(1)	—	29	0.03
SEC matter loss contingency (net of taxes of $0)	—	—	46	0.05
Change in FERC audit liability (net of taxes of $13 and $4, respectively)	42	0.04	11	0.01
Separation costs (net of taxes of $1)(a)	—	—	4	—
Cost management charge (net of taxes of $3)(b)	9	0.01	—	—
Adjusted (non-GAAP) operating earnings	$1,156	$1.16	$1,104	$1.11
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
(b)Primarily represents severance and reorganization costs related to cost management.
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
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$501	8.905%	December 14, 2023	January 1, 2024
			$838	$810	8.905%	April 18, 2024	May 1, 2024
	April 21, 2023	Electric	$247	$259	8.91%	November 30, 2023	January 1, 2024
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	$104	$52	9.55%	June 28, 2021	June 28, 2021
	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	March 15, 2024 (amended June 20, 2024)	Electric	$682	8.905%	December 2024
	April 26, 2024	Electric	$627	9.89%	December 2024
PECO - Pennsylvania	March 28, 2024	Electric	$464	10.95%	Fourth quarter of 2024
		Natural Gas	$111	11.15%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	10.50%	Fourth quarter of 2024
Transmission Formula Rates
For 2024, the following total increases/(decreases) were included in the Utility Registrant's electric transmission formula rate updates. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase	Annual Reconciliation (Decrease) Increase	Total Revenue Requirement Increase	Allowed Return on Rate Base	Allowed ROE
ComEd	$32	$(12)	$20	8.14%	11.50%
PECO	$2	$3	$5	7.45%	10.35%
BGE	$42	$13	$53	7.47%	10.50%
Pepco	$58	$15	$73	7.62%	10.50%
DPL	$7	$17	$24	7.23%	10.50%
ACE	$14	$18	$32	7.11%	10.50%
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
On July 30, 2024, ComEd reached an agreement in principle on the contested overhead allocation finding. As a result of the settlement process, ComEd recorded a charge for the probable disallowance of $70 million of certain currently capitalized construction costs to operating expenses, which are not expected to be recovered in future rates. The final settlement is subject to FERC approval. The existing estimates of loss have been updated and reflected in Exelon and ComEd financial statements as of June 30, 2024.

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
In November 2023, the GDO announced up to $3.9 billion available through the second-round funding opportunity of the Grid Resilience and Innovation Partnerships (GRIP) Program for fiscal years 2024 and 2025. This funding opportunity focuses on projects that will improve electric transmission by increasing funding and advancing interconnection processes for faster build out of energy projects, create comprehensive solutions that link grid communications systems and operations to increase resilience and reduce power outages and threats, and deploy advanced technologies such as distributed energy resources and battery systems to provide essential grid services to ensure American communities across the country have access to affordable, reliable, clean electricity. In March 2024, Exelon, BGE, PHI, Pepco, DPL, and ACE submitted five application for Topic Area 2 (Smart Grid Grants). These applications focus on improving resilience of the electric grid and deployment of technologies to enhance grid flexibility and deliver benefits to customers across the Exelon footprint. In April 2024, ACE in coordination with the NJBPU Division of Clean Energy submitted an application for Topic Area 3 (Grid Innovation Program) to expand DER hosting capacity through integrated grid enhancing technologies. The GDO is expected to announce award notification in the second half of 2024. Exelon, BGE, PHI, Pepco, DPL, and ACE cannot predict if their applications will be selected for negotiation of a final award.
PJM Regional Transmission Expansion
On July 11, 2024, BGE submitted an application to the MDPSC for a Certificate of Public Convenience and Necessity for certain overhead transmission system upgrades necessitated due to the planned retirement of the Brandon Shores Generating Station. The total estimated costs of all work by BGE directed by PJM in connection with the retirement of the Brandon Shores Generating Station is approximately $1.1 billion.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of June 30, 2024, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2023. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2023 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Operating revenues	$2,079	$1,901	$178	$4,174	$3,568	$606
Operating expenses
Purchased power	763	685	(78)	1,670	1,172	(498)
Operating and maintenance	449	355	(94)	867	692	(175)
Depreciation and amortization	374	350	(24)	737	688	(49)
Taxes other than income taxes	94	88	(6)	188	182	(6)
Total operating expenses	1,680	1,478	(202)	3,462	2,734	(728)
Gain on sales of assets	5	—	5	5	—	5
Operating income	404	423	(19)	717	834	(117)
Other income and (deductions)
Interest expense, net	(123)	(120)	(3)	(246)	(237)	(9)
Other, net	20	17	3	41	34	7
Total other income and (deductions)	(103)	(103)	—	(205)	(203)	(2)
Income before income taxes	301	320	(19)	512	631	(119)
Income taxes	31	71	40	49	142	93
Net income	$270	$249	$21	$463	$489	$(26)
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Net income increased by $21 million as compared to the same period in 2023, primarily due to timing of distribution earnings, higher transmission peak loads, and higher rate base. These were partially offset by a lower allowed ROE and the absence of a return on the pension asset.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Net income decreased by $26 million as compared to the same period in 2023, primarily due to a lower allowed ROE and the absence of a return on the pension asset. These were partially offset by higher transmission peak loads and higher rate base.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase	Increase (Decrease)
Distribution	$109	$143
Transmission	55	57
Energy efficiency	10	30
Other	3	(2)
	177	228
Regulatory required programs	1	378
Total increase	$178	$606
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms.
Distribution Revenue. Distribution revenues were under a performance-based formula rate through 2023. Starting in 2024, distribution revenues are under a MRP. Both the performance-based formula rate and the MRP require annual reconciliations of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred with certain limitations for the MRP reconciliations. Electric distribution

ComEd
revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenues increased for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to differences in the timing of distribution earnings and higher rate base, partially offset by lower allowed ROE and the absence of a return on the pension asset. Electric distribution revenues increased for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to higher fully recoverable costs and higher rate base, partially offset by lower allowed ROE and the absence of a return on the pension asset.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak load, which is updated annually in January based on the prior calendar year. Transmission revenues increased for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to the reclassification of the FERC audit liability, higher peak load, and and increases in underlying costs and capital investments. The favorable impacts due to the reclassification of the FERC audit liability are fully offset within Operating and maintenance expenses of the Consolidated Statements of Operations and Comprehensive Income. See Note 2 — Regulatory Matters for additional information regarding the FERC audit liability. Transmission revenues increased for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to higher peak load and increases in underlying costs and capital investments.
Energy Efficiency Revenue. Energy efficiency revenues are under a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred in a given year. Energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenues increased for the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenues increased for the three months ended June 30, 2024 and decreased for the six months ended June 30, 2024 as compared to the same periods in 2023, which primarily reflects increased and decreased mutual assistance revenues, respectively, associated with storm restoration efforts.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The increase in Purchased power expense of $78 million and $498 million for the three and six months ended June 30, 2024 compared to the same periods in 2023 is offset in Operating revenues as part of regulatory required programs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials(a)	$27	$72
BSC costs	16	33
Storm-related costs	(3)	2
Pension and non-pension postretirement benefits expense	6	12
Other(b)	80	84
	126	203
Regulatory required programs(c)	(32)	(28)
Total increase	$94	$175
__________
(a)Primarily reflects an updated rate of capitalization of certain overhead costs.
(b)Primarily reflects the reclassification and increase of the FERC audit liability during the current period and an increase in credit loss expense. See Note 2 — Regulatory Matters for additional information regarding the FERC audit liability.
(c)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase	Increase
Depreciation and amortization(a)	$17	$34
Regulatory asset amortization(b)	7	15
Total increase	$24	$49
__________
(a)Reflects ongoing capital expenditures.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Effective income tax rates were 10.3% and 22.2% for the three months ended June 30, 2024 and 2023, respectively, and 9.6% and 22.5% for the six months ended June 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Operating revenues	$891	$828	$63	$1,945	$1,940	$5
Operating expenses
Purchased power and fuel	323	302	(21)	727	786	59
Operating and maintenance	270	239	(31)	563	510	(53)
Depreciation and amortization	107	99	(8)	210	197	(13)
Taxes other than income taxes	52	47	(5)	103	97	(6)
Total operating expenses	752	687	(65)	1,603	1,590	(13)
Gain on sales of assets	2	—	2	4	—	4
Operating income	141	141	(2)	346	350	(4)
Other income and (deductions)
Interest expense, net	(57)	(48)	(9)	(112)	(97)	(15)
Other, net	9	6	3	18	15	3
Total other income and (deductions)	(48)	(42)	(6)	(94)	(82)	(12)
Income before income taxes	93	99	(6)	252	268	(16)
Income taxes	3	2	(1)	13	5	(8)
Net income	$90	$97	$(7)	$239	$263	$(24)
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Net income decreased by $7 million, due to an increase in interest expense, depreciation expense, and credit loss expense, partially offset by an increase in revenue as a result of favorable weather.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Net income decreased by $24 million, due to an increase in storm costs, interest expense, depreciation expense, and credit loss expense, partially offset by an increase in revenue as a result of less unfavorable weather impact relative to the same period last year.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$45	$1	$46	$57	$13	$70
Volume	13	(2)	11	9	(4)	5
Pricing	(7)	(3)	(10)	(4)	—	(4)
Transmission	7	—	7	15	—	15
Other	(2)	—	(2)	(6)	(3)	(9)
	56	(4)	52	71	6	77
Regulatory required programs	21	(10)	11	(8)	(64)	(72)
Total increase	$77	$(14)	$63	$63	$(58)	$5
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended June 30, 2024 compared to the same period in 2023, Operating revenues related to weather increased due to favorable weather conditions in PECO's service territory. During the six months ended June 30, 2024 compared to the same period in 2023, Operating revenues related to weather increased due to less unfavorable weather conditions in PECO's service territory.

PECO
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three and six months ended June 30, 2024 compared to the same period in 2023 and normal weather consisted of the following:

	Three Months Ended June 30,			% Change
PECO Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	351	330	421	6.4%	(16.6)%
Cooling Degree-Days	537	233	391	130.5%	37.3%
	Six Months Ended June 30,			% Change
	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	2,440	2,218	2,831	10.0%	(13.8)%
Cooling Degree-Days	537	233	392	130.5%	37.0%
Volume. Electric volume, exclusive of the effects of weather, for the three and six months ended June 30, 2024 compared to the same period in 2023, remained relatively consistent. Natural gas volume for the three and six months ended June 30, 2024 compared to the same period in 2023, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2024	2023			2024	2023
Residential	3,296	2,694	22.3%	3.8%	6,751	6,052	11.5%	1.0%
Small commercial & industrial	1,856	1,703	9.0%	3.5%	3,747	3,546	5.7%	0.8%
Large commercial & industrial	3,408	3,331	2.3%	(0.9)%	6,763	6,568	3.0%	0.8%
Public authorities & electric railroads	135	144	(6.3)%	(6.3)%	314	312	0.6%	0.9%
Total electric retail deliveries(a)	8,695	7,872	10.5%	1.7%	17,575	16,478	6.7%	0.9%

	At June 30,
Number of Electric Customers	2024	2023
Residential	1,533,909	1,529,499
Small commercial & industrial	156,036	155,845
Large commercial & industrial	3,162	3,112
Public authorities & electric railroads	10,712	10,423
Total	1,703,819	1,698,879
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2024	2023			2024	2023
Residential	4,525	4,373	3.5%	0.4%	23,420	21,563	8.6%	0.6%
Small commercial & industrial	3,321	3,743	(11.3)%	(12.3)%	12,809	12,442	2.9%	(3.8)%
Large commercial & industrial	—	6	(100.0)%	(10.7)%	16	35	(54.3)%	(11.6)%
Transportation	5,117	5,190	(1.4)%	(3.5)%	12,016	12,204	(1.5)%	(3.2)%
Total natural gas retail deliveries(a)	12,963	13,312	(2.6)%	(4.6)%	48,261	46,244	4.4%	(1.6)%

PECO

	At June 30,
Number of Natural Gas Customers	2024	2023
Residential	506,193	504,723
Small commercial & industrial	44,697	44,793
Large commercial & industrial	7	10
Transportation	644	642
Total	551,541	550,168
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three and six months ended June 30, 2024 compared to the same period in 2023 remained relatively consistent.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.
Other revenue primarily includes revenue related to late payment charges. Other revenue for the three and six months ended June 30, 2024 compared to the same period in 2023 remained relatively consistent.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $21 million and decrease of $59 million for the three and six months ended June 30, 2024 compared to the same period in 2023, in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.

PECO
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase (Decrease)	Increase (Decrease)
Credit loss expense	$38	$28
Storm-related costs	(2)	23
BSC costs	7	14
Pension and non-pension postretirement benefit expense	2	4
Labor, other benefits, contracting and materials	(1)	(6)
Other	(4)	1
	40	64
Regulatory required programs	(9)	(11)
Total increase	$31	$53
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase	Increase
Depreciation and amortization(a)	$8	$13
Regulatory asset amortization	—	—
Total increase	$8	$13
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Interest expense, net increased $9 million and $15 million for the three and six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in interest rates and the issuance of debt in the second quarter of 2023.
Effective income tax rates were 3.2% and 2.0% for the three months ended June 30, 2024 and 2023, respectively, and 5.2% and 1.9% for the six months ended June 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Operating revenues	$928	$797	$131	$2,225	$2,053	$172
Operating expenses
Purchased power and fuel	343	272	(71)	807	764	(43)
Operating and maintenance	250	198	(52)	514	419	(95)
Depreciation and amortization	162	158	(4)	312	325	13
Taxes other than income taxes	80	76	(4)	169	159	(10)
Total operating expenses	835	704	(131)	1,802	1,667	(135)
Operating income	93	93	—	423	386	37
Other income and (deductions)
Interest expense, net	(53)	(44)	(9)	(103)	(88)	(15)
Other, net	8	5	3	16	8	8
Total other income and (deductions)	(45)	(39)	(6)	(87)	(80)	(7)
Income before income taxes	48	54	(6)	336	306	30
Income taxes	4	12	8	28	65	37
Net income	$44	$42	$2	$308	$241	$67
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Net Income increased $2 million primarily due to favorable distribution rates, partially offset by an increase in various operating expenses, and an increase in interest expense. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Net Income increased $67 million primarily due to favorable distribution rates, partially offset by an increase in storm costs, an increase in various operating expenses, and an increase in interest expense. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Increase			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$21	$17	$38	$44	$60	$104
Transmission	4	—	4	3	—	3
Other	2	—	2	1	(2)	(1)
	27	17	44	48	58	106
Regulatory required programs	82	5	87	131	(65)	66
Total increase (decrease)	$109	$22	$131	$179	$(7)	$172
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

BGE

	At June 30,
Number of Electric Customers	2024	2023
Residential	1,212,331	1,206,763
Small commercial & industrial	115,384	115,594
Large commercial & industrial	13,156	12,975
Public authorities & electric railroads	260	265
Total	1,341,131	1,335,597

	At June 30,
Number of Natural Gas Customers	2024	2023
Residential	656,690	655,181
Small commercial & industrial	37,859	38,077
Large commercial & industrial	6,340	6,275
Total	700,889	699,533
Distribution Revenue increased for the three and six months ended June 30, 2024, compared to the same period in 2023, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2024, compared to the same period in 2023, primarily due to increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment, charges, mutual assistance, off-system sales, and service application fees. Other Revenue remained relatively the same for the three and six months ended June 30, 2024 compared to the same period in 2023.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $71 million and $43 million for the three and six months ended June 30, 2024 compared to the same period in 2023, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase	Increase
Storm-related costs	—	10
BSC costs	8	14
Credit loss expense	14	8
Labor, other benefits, contracting, and materials	3	—
	25	32
Regulatory required programs(a)	27	63
Total increase	$52	$95
__________
(a)Increase due to the cost recovery associated with EmPOWER Maryland. Please refer to 2023 10-K Note 3 — Regulatory Matters for additional information.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization	$3	$4
Regulatory required programs(a)	(14)	(39)
Regulatory asset amortization	15	22
Total increase (decrease)	$4	$(13)
__________
(a)Decrease due to the cost recovery associated with EmPOWER Maryland. Please refer to 2023 10-K Note 3 — Regulatory Matters for additional information.

Interest expense, net increased by $9 million and $15 million for the three and six months ended June 30, 2024 , respectively compared to the same period in 2023, primarily due to an increase in interest rates and the issuance of debt in the second quarter of 2024 and 2023.
Taxes other than income taxes increased by $4 million and $10 million for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023, primarily due to increased property taxes.
Effective income tax rates were 8.3% and 22.2% for the three months ended June 30, 2024 and 2023, respectively, and 8.3% and 21.2% for the six months ended June 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three and six months ended June 30, 2024 compared to the same period in 2023. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
PHI	$158	$103	$55	$326	$258	$68
Pepco	108	64	44	183	130	53
DPL	34	25	9	101	85	16
ACE	21	18	3	50	51	(1)
Other(a)	(5)	(4)	(1)	(8)	(8)	—
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investment activities.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Net Income increased by $55 million primarily due to the favorable impacts of the Pepco Maryland multi-year plans including the recognition of the reconciliations, the absence of an increase in environmental liabilities at Pepco, higher ACE and DPL Delaware electric distribution rates, and higher transmission rates at Pepco and DPL, partially offset by increases in depreciation expense and various operating expenses.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Net Income increased by $68 million primarily due to the favorable impacts of the Pepco Maryland multi-year plans including the recognition of the reconciliations, the absence of an increase in environmental liabilities at Pepco, higher ACE and DPL Delaware electric distribution rates, and higher transmission rates at Pepco and DPL, partially offset by increases in interest expense, depreciation expense, and various operating expenses.

Pepco

Results of Operations — Pepco

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Operating revenues	$700	$642	$58	$1,459	$1,351	$108
Operating expenses
Purchased power	234	204	(30)	514	462	(52)
Operating and maintenance	102	140	38	252	290	38
Depreciation and amortization	98	109	11	205	216	11
Taxes other than income taxes	100	88	(12)	203	183	(20)
Total operating expenses	534	541	7	1,174	1,151	(23)
Operating income	166	101	65	285	200	85
Other income and (deductions)
Interest expense, net	(46)	(43)	(3)	(92)	(81)	(11)
Other, net	16	16	—	32	33	(1)
Total other income and (deductions)	(30)	(27)	(3)	(60)	(48)	(12)
Income before income taxes	136	74	62	225	152	73
Income taxes	28	10	(18)	42	22	(20)
Net income	$108	$64	$44	$183	$130	$53
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Net Income increased by $44 million primarily due to the favorable impacts of the Maryland multi-year plans including the recognition of the reconciliations, the absence of an increase in environmental liabilities, higher transmission rates, and customer growth, partially offset by increases in depreciation expense and interest expense.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Net Income increased by $53 million primarily due to the favorable impacts of the Maryland multi-year plans including the recognition of the reconciliations, the absence of an increase in environmental liabilities, higher transmission rates, and customer growth, partially offset by increases in depreciation expense and interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase	Increase
Distribution	$7	$16
Transmission	14	24
	21	40
Regulatory required programs	37	68
Total increase	$58	$108
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

Pepco

	At June 30,
Number of Electric Customers	2024	2023
Residential	871,009	860,014
Small commercial & industrial	54,080	54,016
Large commercial & industrial	23,057	22,904
Public authorities & electric railroads	207	204
Total	948,353	937,138
Distribution Revenue increased for the three and six months ended June 30, 2024 compared to the same period in 2023 primarily due to favorable impacts of the Maryland multi-year plans and customer growth.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2024, compared to the same period in 2023, primarily due to increases in underlying costs and capital investment.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $30 million and $52 million for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

Pepco

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase (Decrease)	Increase (Decrease)
BSC and PHISCO costs	$7	$14
Credit loss expense	(7)	(1)
Storm-related costs	(1)	(1)
Pension and non-pension postretirement benefits expense	(1)	(1)
Labor, other benefits, contracting and materials(a)	(5)	(28)
Pepco Maryland multi-year plan reconciliations(b)	(25)	(25)
Other (c)	(21)	(19)
	(53)	(61)

Regulatory required programs(d)	15	23
Total decrease	$(38)	$(38)
_________
(a)Primarily reflects the absence of an increase in environmental liabilities for the six months ended June 30, 2024 compared to the same period in 2023.
(b)See Note 2 — Regulatory Matters for additional information on multi-year plan reconciliations.
(c)Primarily relates to a revenue deferral mechanism approved by the MDPSC to capture rate increases attributable to April 1, 2024 through June 30, 2024.
(d)Increase primarily due to the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 2 — Regulatory Matters for additional information.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$6	$12
Regulatory asset amortization	—	—
Regulatory required programs	(17)	(23)
Total decrease	$(11)	$(11)
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased $12 million and $20 million for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023, primarily due to increases in utility taxes, which are offset in revenues, and property taxes.
Interest expense, net increased by $3 million and $11 million for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023, primarily due to increases in interest rates and the issuance of debt in 2023 and 2024.
Effective income tax rates were 20.6% and 13.5% for the three months ended June 30, 2024 and 2023, respectively, and 18.7% and 14.5% for the six months ended June 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Operating revenues	$390	$349	$41	$880	$823	$57
Operating expenses
Purchased power and fuel	156	139	(17)	370	360	(10)
Operating and maintenance	96	88	(8)	192	175	(17)
Depreciation and amortization	61	60	(1)	122	121	(1)
Taxes other than income taxes	19	18	(1)	39	37	(2)
Total operating expenses	332	305	(27)	723	693	(30)
Operating income	58	44	14	157	130	27
Other income and (deductions)
Interest expense, net	(24)	(18)	(6)	(46)	(36)	(10)
Other, net	8	4	4	15	8	7
Total other income and (deductions)	(16)	(14)	(2)	(31)	(28)	(3)
Income before income taxes	42	30	12	126	102	24
Income taxes	8	5	(3)	25	17	(8)
Net income	$34	$25	$9	$101	$85	$16
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Net income increased $9 million primarily due to higher Delaware electric distribution rates, favorable weather conditions at Delaware electric and natural gas service territories, and higher transmission rates, partially offset by an increase in various operating expenses.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Net income increased $16 million primarily due to higher Delaware electric and natural gas distribution rates, favorable weather conditions at Delaware electric and natural gas service territories, and higher transmission rates, partially offset by increases in interest and various operating expenses.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$7	$1	$8	$10	$4	$14
Volume	—	—	—	(1)	(1)	(2)
Distribution	12	1	13	22	2	24
Transmission	6	—	6	13	—	13
Other	—	—	—	2	—	2
	25	2	27	46	5	51
Regulatory required programs	17	(3)	14	38	(32)	6
Total increase (decrease)	$42	$(1)	$41	$84	$(27)	$57
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas

DPL

businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three and six months ended June 30, 2024 compared to the same period in 2023, Operating revenues related to weather increased due to favorable weather conditions in Delaware electric and natural gas service territories.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in the Delaware electric service territory and a 30-year period in the Delaware natural gas service territory. The changes in heating and cooling degree days in the Delaware service territory for the three and six months ended June 30, 2024, compared to same period in 2023 and normal weather consisted of the following:

	Three Months Ended June 30,			% Change
Delaware Electric Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	404	318	450	27.0%	(10.2)%
Cooling Degree-Days	400	253	340	58.1%	17.6%

	Six Months Ended June 30,			% Change
Delaware Electric Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	2,608	2,269	2,896	14.9%	(9.9)%
Cooling Degree-Days	400	253	341	58.1%	17.3%

	Three Months Ended June 30,			% Change
Delaware Natural Gas Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	404	318	483	27.0%	(16.4)%

	Six Months Ended June 30,			% Change
Delaware Natural Gas Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	2,608	2,269	2,959	14.9%	(11.9)%
Volume, exclusive of the effects of weather, remained relatively consistent for the three and six months ended June 30, 2024 compared to the same period in 2023, respectively.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2024	2023			2024	2023
Residential	698	610	14.4%	(1.0)%	1,555	1,407	10.5%	(0.6)%
Small commercial & industrial	353	349	1.1%	(4.1)%	691	676	2.2%	(2.2)%
Large commercial & industrial	756	780	(3.1)%	(5.4)%	1,474	1,500	(1.7)%	(3.3)%
Public authorities & electric railroads	8	8	—%	1.4%	14	17	(17.6)%	(12.4)%
Total electric retail deliveries(a)	1,815	1,747	3.9%	(-3.5)%	3,734	3,600	3.7%	(2.0)%

DPL

	At June 30,
Number of Total Electric Customers (Maryland and Delaware)	2024	2023
Residential	488,089	483,760
Small commercial & industrial	64,549	63,913
Large commercial & industrial	1,256	1,234
Public authorities & electric railroads	595	594
Total	554,489	549,501
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2024	2023			2024	2023
Residential	852	794	7.3%	(6.7)%	4,764	4,368	9.1%	(2.3)%
Small commercial & industrial	531	497	6.8%	(5.4)%	2,244	2,142	4.8%	(6.5)%
Large commercial & industrial	402	371	8.4%	8.5%	834	787	6.0%	5.8%
Transportation	1,340	1,328	0.9%	(1.5)%	3,301	3,231	2.2%	(1.7)%
Total natural gas deliveries(a)	3,125	2,990	4.5%	(2.7)%	11,143	10,528	5.8%	(2.5)%

	At June 30,
Number of Delaware Natural Gas Customers	2024	2023
Residential	130,678	129,538
Small commercial & industrial	10,100	10,060
Large commercial & industrial	14	16
Transportation	163	163
Total	140,955	139,777
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the three and six months ended June 30, 2024 compared to the same period in 2023 primarily due to favorable impacts of the higher electric distribution rates in Delaware that became effective July 2023, and higher natural gas DSIC rates in Delaware that became effective in January 2024, partially offset by lower electric DSIC rates in Delaware that became effective in January 2024.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three and six months ended June 30, 2024 compared to the same period in 2023, transmission revenue increased primarily due to increases in underlying costs and capital investment.
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

DPL

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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $17 million and $10 million for the three and six months ended June 30, 2024, compared to the same period in 2023, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase (Decrease)	Increase (Decrease)
BSC and PHISCO costs	$4	$7
Labor and contracting	2	4
Credit loss expense	1	(1)
Pension and non-pension postretirement benefits expense	—	(1)
Storm-related Costs	(2)	5
Other	(1)	(2)
	4	12
Regulatory required programs	4	5
Total increase	$8	$17
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$2	$3
Regulatory required programs	(2)	(3)
Regulatory asset amortization	1	1
Total increase	$1	$1
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net increased by $6 million and $10 million for the three and six months ended June 30, 2024 compared to the same period in 2023, respectively, primarily due to an increase in interest rates and the issuance of debt in 2023 and 2024.
Other, net increased by $4 million and $7 million for the three and six months ended June 30, 2024 compared to the same period in 2023, respectively, primarily due to higher AFUDC equity.
Effective income tax rates were 19.0% and 16.7% for the three months ended June 30, 2024 and 2023, respectively, and 19.8% and 16.7% for the six months ended June 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Operating revenues	$383	$317	$66	$740	$670	$70
Operating expenses
Purchased power	172	124	(48)	312	273	(39)
Operating and maintenance	92	85	(7)	178	165	(13)
Depreciation and amortization	72	68	(4)	146	135	(11)
Taxes other than income taxes	2	3	1	5	4	(1)
Total operating expenses	338	280	(58)	641	577	(64)
Operating income	45	37	8	99	93	6
Other income and (deductions)
Interest expense, net	(20)	(17)	(3)	(39)	(34)	(5)
Other, net	4	4	—	8	9	(1)
Total other income and (deductions)	(16)	(13)	(3)	(31)	(25)	(6)
Income before income taxes	29	24	5	68	68	—
Income taxes	8	6	(2)	18	17	(1)
Net income	$21	$18	$3	$50	$51	$(1)

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Net income increased by $3 million primarily due to higher distribution rates partially offset by increases in interest expense and depreciation expense.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Net income decreased by $1 million primarily due to increases in depreciation expense and interest expense partially offset by higher distribution rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase (Decrease)	Increase
Distribution	$18	$29
Transmission	(2)	—
	16	29

Regulatory required programs	50	41
Total increase	$66	$70
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

ACE

	At June 30,
Number of Electric Customers	2024	2023
Residential	506,358	503,918
Small commercial & industrial	62,717	62,307
Large commercial & industrial	2,878	3,007
Public authorities & electric railroads	701	727
Total	572,654	569,959
Distribution Revenue increased for the three and six months ended June 30, 2024 compared to the same period in 2023 due to higher distribution rates that became effective December 2023 and the expiration of customer credits related to the TCJA tax benefits.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue stayed relatively consistent for the three and six months ended June 30, 2024 compared to the same period in 2023.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The decrease of $48 million and $39 million for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023 in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase (Decrease)	Increase (Decrease)
BSC and PHISCO costs	$4	$7
Labor and contracting	(2)	(2)
Storm-related costs	2	4
Other	—	1
	4	10

Regulatory required programs(a)	3	3
Total increase	$7	$13
__________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Increase (Decrease)	Increase
Depreciation and amortization(a)	$4	$8
Regulatory asset amortization	1	3
Regulatory required programs	(1)	—
Total increase	$4	$11
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net increased $3 million and $5 million for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023 primarily due to increases in interest rates and the issuance of debt in 2023 and 2024.
Effective income tax rates were 27.6% and 25.0% for the three months ended June 30, 2024 and 2023, respectively, and 26.5% and 25.0% for the six months ended June 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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

The following table provides a summary of the change in cash flows from operating activities for the six months ended June 30, 2024 and 2023 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$94	$(26)	$(24)	$67	$68	$53	$16	$(1)
Adjustments to reconcile net income to cash:
Non-cash operating activities	480	259	46	(4)	24	(39)	18	44
Collateral received (paid), net	200	(13)	—	22	193	26	121	47
Income taxes	(136)	(124)	(75)	(51)	(60)	(44)	(35)	(6)
Pension and non-pension postretirement benefit contributions	(40)	14	(2)	(19)	(64)	3	—	(8)
Regulatory assets and liabilities, net	781	905	(29)	51	(134)	(42)	(51)	(39)
Changes in working capital and other assets and liabilities	(686)	(17)	(221)	(107)	(18)	(8)	—	4
Increase (decrease) in cash flows from operating activities	$693	$998	$(305)	$(41)	$9	$(51)	$69	$41
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. Significant operating cash flow impacts for the Registrants for the six months ended June 30, 2024 and 2023 were as follows:
•See Note 14 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether the Registrant was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The change in Collateral received (paid), net, when comparing the six month ended June 30, 2024 to the six month ended June 30, 2023, is due to stable energy prices for the current year. See Note 8 — Derivative Financial Instruments for additional information.
•See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in Pension and non-pension postretirement benefit contributions relates to Exelon's increased contributions to the Qualified Plans during the six months ended June 30, 2024. See Note 14 — Retirement Benefits of the 2023 Form 10-K for additional information.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differs from the recovery period of those costs. Included within the changes is energy efficiency spend for ComEd of $170 million and $192 million for the six months ended June 30, 2024 and 2023, respectively. Also included within the changes is energy efficiency and demand response programs spend for BGE, Pepco, DPL and ACE of $54 million, $19 million, $9 million, and $14 million for the six months ended June 30, 2024 and $66 million, $32 million, $12 million, and $8 million for the six months ended June 30, 2023, respectively. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the six months ended June 30, 2024 and 2023. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $(349) million and $(686) million, respectively. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the six months ended June 30, 2024, the established pricing resulted in ComEd owing payments to nuclear-powered generating facilities, which is reported within the cash flows from operations as a change in accounts payable and accrued expense.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the six months ended June 30, 2024 and 2023 by Registrant:

Increase (decrease) in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$219	$151	$(36)	$(12)	$119	$29	$(10)	$95
Changes in intercompany money pool	—	—	225	—	—	(57)	(23)	—
Other investing activities	(11)	8	5	5	(8)	(8)	—	—
Increase (decrease) in cash flows from investing activities	$208	$159	$194	$(7)	$111	$(36)	$(33)	$95
Significant investing cash flow impacts for the Registrants for six months ended June 30, 2024 and 2023 were as follows:
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
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the six months ended June 30, 2024 and 2023 by Registrant:

(Decrease) increase in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$281	$(644)	$334	$72	$(17)	$167	$52	$(236)
Long-term debt, net	(669)	(175)	(525)	400	75	25	50	—
Changes in intercompany money pool	—	—	—	—	(16)	(52)	—	132
Dividends paid on common stock	(44)	(14)	2	(26)	—	(38)	(24)	(8)
Distributions to member	—	—	—	—	(70)	—	—	—
Contributions from parent/member	—	(294)	250	(40)	82	8	55	18
Other financing activities	20	2	4	(1)	—	2	—	—
(Decrease) increase in cash flows from financing activities	$(412)	$(1,125)	$65	$405	$54	$112	$133	$(94)

Significant financing cash flow impacts for the Registrants for the six months ended June 30, 2024 and 2023 were as follows:
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
During the six months ended June 30, 2024, the following long-term debt was retired and/or redeemed:

Company(a)	Type	Interest Rate	Maturity	Amount
Exelon	SMBC Term Loan Agreement	SOFR plus 0.85%	April 8, 2024	$500
Exelon	Software Licensing Agreement	3.62%	December 1, 2025	$1
Exelon	Software Licensing Agreement	3.95%	May 1, 2024	$2
Pepco	First Mortgage Bonds	3.60%	March 15, 2024	$400
__________
(a)DPL repaid $33 million of its unsecured tax-exempt bonds on the maturity date of July 1, 2024. On August 1, 2024, ComEd redeemed $250 million of its 3.10% First Mortgage Bonds originally due on November 1, 2024.
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the six months ended June 30, 2024 and for the third quarter of 2024 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2024	February 21, 2024	March 4, 2024	March 15, 2024	$0.3800
Second Quarter 2024	April 30, 2024	May 13, 2024	June 14, 2024	$0.3800
Third Quarter 2024	July 30, 2024	August 12, 2024	September 13, 2024	$0.3800
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2024. The 2024 quarterly dividend will be $0.38 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.0 billion was available to support additional commercial paper as of June 30, 2024, and of which no financial institution has more than 6% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the six months ended June 30, 2024 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2023 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”) with certain sales agents and forward sellers and certain forward purchasers establishing an ATM equity distribution program under which it may offer and sell shares of its common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of common stock under the Equity Distribution Agreement and may at any time suspend or terminate offers and sales under the Equity Distribution Agreement. As of June 30, 2024, $858 million of Common stock remained available for sale pursuant to the ATM program.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at June 30, 2024 and available credit facility capacity prior to any incremental collateral at June 30, 2024:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$—	$—	$912
PECO	—	27	339
BGE	—	43	594
Pepco	—	—	300
DPL	—	10	300
ACE	—	—	300
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of June 30, 2024, the most recent estimates of capital expenditures for plant additions and improvements for 2024 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$7,425
ComEd	450	1,700	N/A	2,150
PECO	75	1,225	400	1,700
BGE	450	650	500	1,600
PHI	550	1,325	100	1,975
Pepco	225	750	N/A	975
DPL	200	300	100	625
ACE	125	275	N/A	400
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
The credit ratings for the Registrants did not change for the six months ended June 30, 2024.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of June 30, 2024, are presented in the following table:

	During the Six Months Ended June 30, 2024		At June 30, 2024
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$626	$—	$321
PECO	55	(255)	—
BSC	—	(420)	(309)
PHI Corporate	—	(86)	(57)
PCI	45	—	45

	During the Six Months Ended June 30, 2024		At June 30, 2024
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$171	$—	$57
DPL	130	(33)	125
ACE	—	(197)	(182)
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
On February 21, 2024, Exelon Corporation, together with Pepco and ComEd as co-registrants, filed with the SEC Post-Effective Amendment 2 to its Legacy Registration Statement. Post-Effective Amendment 2 amends the Legacy Registration Statement to include an authorized limit of $7,200 million, which can be used to issue Exelon Corporation debt securities and equity securities, as well as Pepco and ComEd debt securities, through the expiration date of August 3, 2025. The amended Legacy Registration Statement was declared effective by the SEC on April 30, 2024. On February 21, 2024, PECO and BGE filed with the SEC a standalone automatically effective shelf registration statement, unlimited in amount, which can be used to issue PECO and BGE debt securities through the expiration date of February 20, 2027. The ability of Exelon Corporation, ComEd, Pepco, PECO and BGE to sell securities off their corresponding registration Statements, or to access the private placement markets, will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.
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

Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At June 30, 2024
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(a)	FERC	December 31, 2025	$2,500	ICC	January 1, 2027 & May 1, 2027	$2,318
PECO	FERC	December 31, 2025	1,500	PAPUC	December 31, 2024	550
BGE	FERC	December 31, 2025	700	MDPSC	N/A	300
Pepco(b)	FERC	December 31, 2025	500	MDPSC / DCPSC	December 31, 2025	375
DPL(b)	FERC	December 31, 2025	500	MDPSC / DEPSC	December 31, 2025	375
ACE(c)	NJBPU	December 31, 2025	350	NJBPU	December 31, 2024	550
__________
(a)ComEd had $500 million available in long-term debt refinancing authority and $1.8 billion available in new money long-term debt financing authority from the ICC as of June 30, 2024. The financing authorities have an expiration date of May 1, 2027 and January 1, 2027, respectively.
(b)The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DCPSC and DEPSC have an expiration date of December 31, 2025.
(c)On June 24, 2024, ACE filed an application with the NJBPU for renewal of their long-term financing authority through December 31, 2026. ACE expects approval of their application by December 31, 2024.

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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2024	2025	2026	2027	2028	2029 and Beyond
Prices based on model or other valuation methods (Level 3)	$(12)	$(21)	$(19)	$(18)	$(18)	$(51)	$(139)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
ITEM 4.    CONTROLS AND PROCEDURES
During the second quarter of 2024, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of June 30, 2024, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. In the first quarter of 2024, ComEd and PECO implemented a new customer care and billing information system replacing the existing system. ComEd and PECO expect the new system to further automate, enhance and standardize the processes by which they engage with their customers. As part of this system implementation, ComEd and PECO appropriately considered the impacts to internal controls over financial reporting. There were no other changes in internal control over financial reporting that occurred during the three and six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants

At June 30, 2024, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2023 Form 10-K in ITEM 1A. RISK FACTORS.
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
(3) Recently Amended Articles and Bylaws

Exelon Corporation
Exhibit No.	Description	Location
3-1	Amended and Restated Articles of Incorporation of Exelon Corporation, as amended April 30, 2024	Filed herewithin.
3-2	Amended and Restated Bylaws of Exelon Corporation, as amended on April 30, 2024	Filed herewithin.
(4) Instruments Defining the Rights of Securities Holders, Including Indentures

Baltimore Gas and Electric Company
Exhibit No.	Description	Location
4-1	Form of 5.300% Note due June 1, 2034 issued June 6, 2024 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated June 6, 2024, Exhibit 4.1
4-2	Form of 5.650% Note due June 1, 2054 issued June 6, 2024 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated June 6, 2024, Exhibit 4.2

Commonwealth Edison Company
Exhibit No.	Description	Location
4-3	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of May 1, 2024	File No. 001-01839, Form 8-K dated May 13, 2024, Exhibit 4.1
Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed by the following officers for the following companies:

Exelon Corporation
Exhibit No.	Description
31-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

31-2	Filed by Jeanne M. Jones for Exelon Corporation

Commonwealth Edison Company
Exhibit No.	Description
31-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

31-4	Filed by Joshua S. Levin for Commonwealth Edison Company

PECO Energy Company
Exhibit No.	Description
31-5	Filed by David M. Velazquez for PECO Energy Company

31-6	Filed by Marissa E. Humphrey for PECO Energy Company

Baltimore Gas and Electric Company
Exhibit No.	Description
31-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

31-8	Filed by Michael J. Cloyd for Baltimore Gas and Electric Company

Pepco Holdings LLC
Exhibit No.	Description
31-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

31-10	Filed by David M. Vahos for Pepco Holdings LLC

Potomac Electric Power Company
Exhibit No.	Description
31-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

31-12	Filed by David M. Vahos for Potomac Electric Power Company

Delmarva Power & Light Company
Exhibit No.	Description
31-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

31-14	Filed by David M. Vahos for Delmarva Power & Light Company

Atlantic City Electric Company
Exhibit No.	Description
31-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

31-16	Filed by David M. Vahos for Atlantic City Electric Company
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed by the following officers for the following companies:

Exelon Corporation
Exhibit No.	Description
32-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

32-2	Filed by Jeanne M. Jones for Exelon Corporation

Commonwealth Edison Company
Exhibit No.	Description
32-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

32-4	Filed by Joshua S. Levin for Commonwealth Edison Company

PECO Energy Company
Exhibit No.	Description
32-5	Filed by David M. Velazquez for PECO Energy Company

32-6	Filed by Marissa E. Humphrey for PECO Energy Company

Baltimore Gas and Electric Company
Exhibit No.	Description
32-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

32-8	Filed by Michael J. Cloyd for Baltimore Gas and Electric Company

Pepco Holdings LLC
Exhibit No.	Description
32-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

32-10	Filed by David M. Vahos for Pepco Holdings LLC

Potomac Electric Power Company
Exhibit No.	Description
32-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

32-12	Filed by David M. Vahos for Potomac Electric Power Company

Delmarva Power & Light Company
Exhibit No.	Description
32-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

32-14	Filed by David M. Vahos for Delmarva Power & Light Company

Atlantic City Electric Company
Exhibit No.	Description
32-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

32-16	Filed by David M. Vahos for Atlantic City Electric Company

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
August 1, 2024

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
August 1, 2024

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PECO ENERGY COMPANY

/s/ DAVID M. VELAZQUEZ	/s/ MARISSA E. HUMPHREY
David M. Velazquez	Marissa E. Humphrey
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ CAROLINE FULGINITI
Caroline Fulginiti
Director, Accounting (Principal Accounting Officer)
August 1, 2024

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BALTIMORE GAS AND ELECTRIC COMPANY

/s/ CARIM V. KHOUZAMI	/s/ MICHAEL J. CLOYD
Carim V. Khouzami	Michael J. Cloyd
President, Chief Executive Officer (Principal Executive Officer) and Director	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JASON T. JONES
Jason T. Jones
Director, Accounting (Principal Accounting Officer)
August 1, 2024

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PEPCO HOLDINGS LLC

/s/ J. TYLER ANTHONY	/s/ DAVID M. VAHOS
J. Tyler Anthony	David M. Vahos
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
August 1, 2024

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
POTOMAC ELECTRIC POWER COMPANY

/s/ J. TYLER ANTHONY	/s/ DAVID M. VAHOS
J. Tyler Anthony	David M. Vahos
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
August 1, 2024

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DELMARVA POWER & LIGHT COMPANY

/s/ J. TYLER ANTHONY	/s/ DAVID M. VAHOS
J. Tyler Anthony	David M. Vahos
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
August 1, 2024

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATLANTIC CITY ELECTRIC COMPANY

/s/ J. TYLER ANTHONY	/s/ DAVID M. VAHOS
J. Tyler Anthony	David M. Vahos
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
August 1, 2024