Form 10-Q
period 2024-09-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2024-10-30
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of September 30, 2024 was:

Exelon Corporation Common Stock, without par value	1,004,833,655
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,416
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2023 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2023 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ATM	At the market
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
CMC	Carbon Mitigation Credit
CODMs	Chief Operating Decision Makers
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DSIC	Distribution System Improvement Charge
EDIT	Excess Deferred Income Taxes
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
ETAC	Energy Transition Assistance Charge
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
IIJA	Infrastructure Investment and Jobs Act
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MRP	Multi-Year Rate Plan
MWh	Megawatt hour

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
N/A	Not Applicable
NAV	Net Asset Value
NJBPU	New Jersey Board of Public Utilities
NOLC	Tax Net Operating Loss Carryforward
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PRPs	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on Equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
TCJA	Tax Cuts and Jobs Act
ZEC	Zero Emission Credit or Zero Emission Certificate

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$6,012	$5,684	$16,379	$14,579
Natural gas operating revenues	196	188	1,207	1,268
Revenues from alternative revenue programs	(54)	108	(29)	513
Total operating revenues	6,154	5,980	17,557	16,360
Operating expenses
Purchased power	2,349	2,364	6,483	5,766
Purchased fuel	34	33	301	449
Operating and maintenance	1,275	1,187	3,756	3,535
Depreciation and amortization	908	890	2,681	2,616
Taxes other than income taxes	395	383	1,127	1,063
Total operating expenses	4,961	4,857	14,348	13,429
Gain on sale of assets	3	—	12	—
Operating income	1,196	1,123	3,221	2,931
Other income and (deductions)
Interest expense, net	(490)	(431)	(1,428)	(1,259)
Interest expense to affiliates	(6)	(6)	(18)	(18)
Other, net	57	81	196	331
Total other income and (deductions)	(439)	(356)	(1,250)	(946)
Income before income taxes	757	767	1,971	1,985
Income taxes	50	67	158	274
Net income attributable to common shareholders	$707	$700	$1,813	$1,711

Comprehensive income, net of income taxes
Net income	$707	$700	$1,813	$1,711
Other comprehensive (loss) income, net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	5	16	15	22
Pension and non-pension postretirement benefit plans valuation adjustments	—	(3)	(26)	(16)
Unrealized (loss) gain on cash flow hedges	(29)	21	1	36
Other comprehensive (loss) income	(24)	34	(10)	42
Comprehensive income attributable to common shareholders	$683	$734	$1,803	$1,753

Average shares of common stock outstanding:
Basic	1,003	996	1,002	996
Assumed exercise and/or distributions of stock-based awards(a)	1	1	—	—
Diluted	1,004	997	1,002	996

Earnings per average common share
Basic	$0.70	$0.70	$1.81	$1.72
Diluted	$0.70	$0.70	$1.81	$1.72
__________
(a)The dilutive effects of stock-based compensation awards are calculated using the treasury stock method for all periods presented.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$1,813	$1,711
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	2,683	2,616
Gain on sales of assets	(12)	—
Deferred income taxes and amortization of investment tax credits	102	210
Net fair value changes related to derivatives	1	21
Other non-cash operating activities	441	(237)
Changes in assets and liabilities:
Accounts receivable	(489)	82
Inventories	(57)	(8)
Accounts payable and accrued expenses	(309)	(454)
Collateral received (paid), net	21	(183)
Income taxes	(18)	50
Regulatory assets and liabilities, net	194	(395)
Pension and non-pension postretirement benefit contributions	(140)	(97)
Other assets and liabilities	(87)	(24)
Net cash flows provided by operating activities	4,143	3,292
Cash flows from investing activities
Capital expenditures	(5,161)	(5,540)
Proceeds from sales of assets and businesses	38	—
Other investing activities	9	25
Net cash flows used in investing activities	(5,114)	(5,515)
Cash flows from financing activities
Changes in short-term borrowings	(1,093)	(1,116)
Proceeds from short-term borrowings with maturities greater than 90 days	150	400
Repayments on short-term borrowings with maturities greater than 90 days	(549)	(150)
Issuance of long-term debt	4,975	5,300
Retirement of long-term debt	(1,336)	(1,209)
Issuance of common stock	148	—
Dividends paid on common stock	(1,142)	(1,074)
Proceeds from employee stock plans	33	30
Other financing activities	(83)	(101)
Net cash flows provided by financing activities	1,103	2,080
Increase (decrease) in cash, restricted cash, and cash equivalents	132	(143)
Cash, restricted cash, and cash equivalents at beginning of period	1,101	1,090
Cash, restricted cash, and cash equivalents at end of period	$1,233	$947

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	6	(169)
Increase (decrease) in PP&E related to ARO update	16	(4)
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$616	$445
Restricted cash and cash equivalents	552	482
Accounts receivable
Customer accounts receivable	2,971	2,659
Customer allowance for credit losses	(426)	(317)
Customer accounts receivable, net	2,545	2,342
Other accounts receivable	1,226	1,101
Other allowance for credit losses	(111)	(82)
Other accounts receivable, net	1,115	1,019
Inventories, net
Fossil fuel	78	94
Materials and supplies	777	707
Regulatory assets	1,869	2,215
Other	471	473
Total current assets	8,023	7,777
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,227 and $17,251 as of September 30, 2024 and December 31, 2023, respectively)	76,661	73,593
Deferred debits and other assets
Regulatory assets	8,657	8,698
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	4,322	3,232
Investments	279	251
Other	1,498	1,365
Total deferred debits and other assets	21,386	20,176
Total assets	$106,070	$101,546
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,031	$2,523
Long-term debt due within one year	954	1,403
Accounts payable	2,648	2,846
Accrued expenses	1,284	1,375
Payables to affiliates	5	5
Customer deposits	432	411
Regulatory liabilities	430	389
Mark-to-market derivative liabilities	25	74
Unamortized energy contract liabilities	6	8
Other	569	557
Total current liabilities	7,384	9,591
Long-term debt	43,701	39,692
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	12,551	11,956
Regulatory liabilities	10,563	9,576
Pension obligations	1,553	1,571
Non-pension postretirement benefit obligations	528	527
Asset retirement obligations	289	267
Mark-to-market derivative liabilities	180	106
Unamortized energy contract liabilities	22	27
Other	2,287	2,088
Total deferred credits and other liabilities	27,973	26,118
Total liabilities	79,448	75,791
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 1,005 shares and 999 shares outstanding as of September 30, 2024 and December 31, 2023, respectively)	21,320	21,114
Treasury stock, at cost (2 shares as of September 30, 2024 and December 31, 2023)	(123)	(123)
Retained earnings	6,161	5,490
Accumulated other comprehensive loss, net	(736)	(726)
Total shareholders’ equity	26,622	25,755
Total liabilities and shareholders’ equity	$106,070	$101,546

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2024
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2023	1,001,249	$21,114	$(123)	$5,490	$(726)	$25,755
Net income	—	—	—	658	—	658
Long-term incentive plan activity	333	2	—	—	—	2
Employee stock purchase plan issuances	276	13	—	—	—	13
Common stock dividends ($0.38/common share)	—	—	—	(381)		(381)
Other comprehensive income, net of income taxes	—	—	—	—	14	14
Balance at March 31, 2024	1,001,858	$21,129	$(123)	$5,767	$(712)	$26,061
Net income	—	—	—	448	—	448
Long-term incentive plan activity	76	11	—	—	—	11
Employee stock purchase plan issuances	396	12	—	—	—	12
Common stock dividends ($0.38/common share)	—	—	—	(380)	—	(380)
Balance at June 30, 2024	1,002,330	$21,152	$(123)	$5,835	$(712)	$26,152
Net income	—	—	—	707	—	707
Long-term incentive plan activity	7	7	—	—	—	7
Employee stock purchase plan issuances	349	13	—	—	—	13
Issuance of common stock	3,980	148	—	—	—	148
Common stock dividends ($0.38/common share)	—	—	—	(381)	—	(381)
Other comprehensive income, net of income taxes	—	—	—	—	(24)	(24)
Balance at September 30, 2024	1,006,666	$21,320	$(123)	$6,161	$(736)	$26,622

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2023
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2022	995,830	$20,908	$(123)	$4,597	$(638)	$24,744
Net income	—	—	—	669	—	669
Long-term incentive plan activity	306	1	—	—	—	1
Employee stock purchase plan issuances	266	12	—	—	—	12
Common stock dividends ($0.36/common share)	—	—	—	(359)	—	(359)
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	(1)
Balance at March 31, 2023	996,402	$20,921	$(123)	$4,907	$(639)	$25,066
Net income	—	—	—	343	—	343
Long-term incentive plan activity	372	9	—	—	—	9
Employee stock purchase plan issuances	278	11	—	—	—	11
Common stock dividends ($0.36/common share)	—	—	—	(359)	—	(359)
Other comprehensive income, net of income taxes	—	—	—	—	9	9
Balance at June 30, 2023	997,052	$20,941	$(123)	$4,891	$(630)	$25,079
Net Income	—	—	—	700	—	700
Long-term incentive plan activity	(84)	3	—	—	—	3
Employee stock purchase plan issuances	302	12	—	—	—	12
Common stock dividends ($0.36/common share)	—	—	—	(358)	—	(358)
Other comprehensive income, net of income taxes	—	—	—	—	34	34
Balance at September 30, 2023	997,270	$20,956	$(123)	$5,233	$(596)	$25,470

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$2,303	$2,124	$6,497	$5,417
Revenues from alternative revenue programs	(76)	135	(100)	405
Operating revenues from affiliates	2	9	6	14
Total operating revenues	2,229	2,268	6,403	5,836
Operating expenses
Purchased power	835	896	2,504	2,068
Operating and maintenance	307	293	970	814
Operating and maintenance from affiliates	103	92	307	263
Depreciation and amortization	387	357	1,124	1,045
Taxes other than income taxes	99	100	287	282
Total operating expenses	1,731	1,738	5,192	4,472
Gain on sale of assets	—	—	5	—
Operating income	498	530	1,216	1,364
Other income and (deductions)
Interest expense, net	(125)	(116)	(364)	(347)
Interest expense to affiliates	(3)	(3)	(10)	(10)
Other, net	26	16	66	50
Total other income and (deductions)	(102)	(103)	(308)	(307)
Income before income taxes	396	427	908	1,057
Income taxes	36	94	85	235
Net income	$360	$333	$823	$822
Comprehensive income	$360	$333	$823	$822

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$823	$822
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,124	1,045
Gain on sales of assets	(5)	—
Deferred income taxes and amortization of investment tax credits	(16)	164
Other non-cash operating activities	161	(392)
Changes in assets and liabilities:
Accounts receivable	(327)	(111)
Receivables from and payables to affiliates, net	43	(12)
Inventories	(17)	(64)
Accounts payable and accrued expenses	(207)	(199)
Collateral received, net	21	28
Income taxes	(109)	50
Regulatory assets and liabilities, net	422	(248)
Pension and non-pension postretirement benefit contributions	(11)	(26)
Other assets and liabilities	134	(72)
Net cash flows provided by operating activities	2,036	985
Cash flows from investing activities
Capital expenditures	(1,619)	(1,926)
Other investing activities	8	8
Net cash flows used in investing activities	(1,611)	(1,918)
Cash flows from financing activities
Changes in short-term borrowings	(129)	(150)
Proceeds from short-term borrowings with maturities greater than 90 days	—	400
Repayments on short-term borrowings with maturities greater than 90 days	(400)	(150)
Issuance of long-term debt	800	975
Retirement of long-term debt	(250)	—
Dividends paid on common stock	(582)	(560)
Contributions from parent	117	570
Other financing activities	(12)	(12)
Net cash flows (used in) provided by financing activities	(456)	1,073
(Decrease) increase in cash, restricted cash, and cash equivalents	(31)	140
Cash, restricted cash, and cash equivalents at beginning of period	686	511
Cash, restricted cash, and cash equivalents at end of period	$655	$651

Supplemental cash flow information
Decrease in capital expenditures not paid	$(31)	$(27)
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$109	$110
Restricted cash and cash equivalents	481	402
Accounts receivable
Customer accounts receivable	1,116	860
Customer allowance for credit losses	(121)	(69)
Customer accounts receivable, net	995	791
Other accounts receivable	321	242
Other allowance for credit losses	(39)	(17)
Other accounts receivable, net	282	225
Receivables from affiliates	4	3
Inventories, net	294	279
Regulatory assets	1,050	1,335
Other	151	123
Total current assets	3,366	3,268
Property, plant, and equipment (net of accumulated depreciation and amortization of $7,663 and $7,222 as of September 30, 2024 and December 31, 2023, respectively)	29,874	29,088
Deferred debits and other assets
Regulatory assets	2,665	2,794
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	3,983	2,954
Investments	6	6
Prepaid pension asset	1,180	1,217
Other	1,019	875
Total deferred debits and other assets	11,478	10,471
Total assets	$44,718	$42,827
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$73	$602
Long-term debt due within one year	—	250
Accounts payable	736	867
Accrued expenses	367	576
Payables to affiliates	116	72
Customer deposits	127	118
Regulatory liabilities	247	191
Mark-to-market derivative liabilities	25	27
Other	260	219
Total current liabilities	1,951	2,922
Long-term debt	12,028	11,236
Long-term debt to financing trust	206	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,539	5,327
Regulatory liabilities	8,592	7,493
Asset retirement obligations	165	149
Non-pension postretirement benefits obligations	166	161
Mark-to-market derivative liabilities	140	106
Other	1,210	865
Total deferred credits and other liabilities	15,812	14,101
Total liabilities	29,997	28,464
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	10,518	10,401
Retained earnings	2,615	2,374
Total shareholders’ equity	14,721	14,363
Total liabilities and shareholders’ equity	$44,718	$42,827

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2023	$1,588	$10,401	$2,374	$14,363
Net income	—	—	193	193
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at March 31, 2024	$1,588	$10,440	$2,373	$14,401
Net income	—	—	270	270
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at June 30, 2024	$1,588	$10,479	$2,449	$14,516
Net income	—	—	360	360
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at September 30, 2024	$1,588	$10,518	$2,615	$14,721

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2022	$1,588	$9,746	$2,030	$13,364
Net income	—	—	241	241
Common stock dividends	—	—	(187)	(187)
Contributions from parent	—	186	—	186
Balance at March 31, 2023	$1,588	$9,932	$2,084	$13,604
Net income	—	—	249	249
Common stock dividends	—	—	(187)	(187)
Contributions from parent	—	186	—	186
Balance at June 30, 2023	$1,588	$10,118	$2,146	$13,852
Net income	—	—	333	333
Common stock dividends	—	—	(185)	(185)
Contributions from parent	—	198	—	198
Balance at September 30, 2023	$1,588	$10,316	$2,294	$14,198
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$952	$957	$2,529	$2,478
Natural gas operating revenues	69	67	436	492
Revenues from alternative revenue programs	5	11	3	1
Operating revenues from affiliates	4	2	7	6
Total operating revenues	1,030	1,037	2,975	2,977
Operating expenses
Purchased power	372	396	977	994
Purchased fuel	14	15	136	203
Operating and maintenance	251	217	695	622
Operating and maintenance from affiliates	62	60	181	164
Depreciation and amortization	108	100	318	297
Taxes other than income taxes	61	59	164	156
Total operating expenses	868	847	2,471	2,436
Gain on sales of assets	—	—	4	—
Operating income	162	190	508	541
Other income and (deductions)
Interest expense, net	(55)	(51)	(161)	(142)
Interest expense to affiliates	(3)	(1)	(9)	(7)
Other, net	9	11	27	26
Total other income and (deductions)	(49)	(41)	(143)	(123)
Income before income taxes	113	149	365	418
Income taxes	(4)	3	9	8
Net income	$117	$146	$356	$410
Comprehensive income	$117	$146	$356	$410
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$356	$410
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	318	297
Gain on sales of assets	(4)	—
Deferred income taxes and amortization of investment tax credits	(27)	(44)
Other non-cash operating activities	58	2
Changes in assets and liabilities:
Accounts receivable	(75)	135
Receivables from and payables to affiliates, net	(2)	(2)
Inventories	(2)	35
Accounts payable and accrued expenses	(65)	(132)
Income taxes	(55)	76
Regulatory assets and liabilities, net	17	1
Pension and non-pension postretirement benefit contributions	(3)	(1)
Other assets and liabilities	(19)	—
Net cash flows provided by operating activities	497	777
Cash flows from investing activities
Capital expenditures	(1,125)	(1,068)
Changes in Exelon intercompany money pool	(89)	(51)
Other investing activities	5	1
Net cash flows used in investing activities	(1,209)	(1,118)
Cash flows from financing activities
Changes in short-term borrowings	(165)	(239)
Issuance of long-term debt	575	575
Retirement of long-term debt	—	(50)
Dividends paid on common stock	(300)	(303)
Contributions from parent	595	348
Other financing activities	(7)	(6)
Net cash flows provided by financing activities	698	325
Decrease in cash, restricted cash, and cash equivalents	(14)	(16)
Cash, restricted cash, and cash equivalents at beginning of period	51	68
Cash, restricted cash, and cash equivalents at end of period	$37	$52

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$60	$(22)
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$28	$42
Restricted cash and cash equivalents	9	9
Accounts receivable
Customer accounts receivable	546	527
Customer allowance for credit losses	(135)	(95)
Customer accounts receivable, net	411	432
Other accounts receivable	160	117
Other allowance for credit losses	(20)	(8)
Other accounts receivable, net	140	109
Receivables from affiliates	1	2
Receivable from Exelon intercompany money pool	89	—
Inventories, net
Fossil fuel	39	50
Materials and supplies	79	67
Prepaid utility taxes	37	2
Regulatory assets	86	127
Other	63	63
Total current assets	982	903
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,003 and $4,097 as of September 30, 2024 and December 31, 2023, respectively)	14,021	13,128
Deferred debits and other assets
Regulatory assets	903	793
Receivable related to Regulatory Agreement Units	338	278
Investments	39	35
Prepaid pension asset	434	429
Other	31	29
Total deferred debits and other assets	1,745	1,564
Total assets	$16,748	$15,595
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$165
Accounts payable	556	512
Accrued expenses	148	236
Payables to affiliates	36	39
Customer deposits	76	79
Regulatory liabilities	83	92
Other	64	59
Total current liabilities	963	1,182
Long-term debt	5,703	5,134
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,389	2,321
Regulatory liabilities	376	314
Asset retirement obligations	28	26
Non-pension postretirement benefits obligations	287	286
Other	98	79
Total deferred credits and other liabilities	3,178	3,026
Total liabilities	10,028	9,526
Commitments and contingencies
Shareholder’s equity
Common stock	4,645	4,050
Retained earnings	2,075	2,019
Total shareholder’s equity	6,720	6,069
Total liabilities and shareholder's equity	$16,748	$15,595
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$4,050	$2,019	$6,069
Net income	—	149	149
Common stock dividends	—	(100)	(100)
Contributions from parent	580	—	580
Balance at March 31, 2024	$4,630	$2,068	$6,698
Net income	—	90	90
Common stock dividends	—	(100)	(100)
Balance at June 30, 2024	$4,630	$2,058	$6,688
Net income	—	117	117
Common stock dividends	—	(100)	(100)
Contributions from parent	15	—	15
Balance at September 30, 2024	$4,645	$2,075	$6,720

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$3,702	$1,861	$5,563
Net income	—	166	166
Common stock dividends	—	(101)	(101)
Contributions from parent	330	—	330
Balance at March 31, 2023	$4,032	$1,926	$5,958
Net income	—	97	97
Common stock dividends	—	(101)	(101)
Balance at June 30, 2023	$4,032	$1,922	$5,954
Net income	—	146	146
Common stock dividends	—	(101)	(101)
Contributions from parent	18	—	18
Balance at September 30, 2023	$4,050	$1,967	$6,017
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$928	$856	$2,585	$2,306
Natural gas operating revenues	104	96	648	627
Revenues from alternative revenue programs	9	(22)	28	47
Operating revenues from affiliates	3	2	7	6
Total operating revenues	1,044	932	3,268	2,986
Operating expenses
Purchased power	407	371	1,108	975
Purchased fuel	13	9	120	170
Operating and maintenance	221	156	613	467
Operating and maintenance from affiliates	60	58	182	165
Depreciation and amortization	162	161	474	487
Taxes other than income taxes	86	80	254	239
Total operating expenses	949	835	2,751	2,503
Operating income	95	97	517	483
Other income and (deductions)
Interest expense, net	(57)	(47)	(159)	(135)
Other, net	11	6	27	14
Total other income and (deductions)	(46)	(41)	(132)	(121)
Income before income taxes	49	56	385	362
Income taxes	4	11	32	76
Net income	$45	$45	$353	$286
Comprehensive income	$45	$45	$353	$286
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$353	$286
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	474	487
Deferred income taxes and amortization of investment tax credits	(5)	41
Other non-cash operating activities	49	—
Changes in assets and liabilities:
Accounts receivable	25	194
Receivables from and payables to affiliates, net	14	(7)
Inventories	(6)	45
Accounts payable and accrued expenses	37	(38)
Collateral paid, net	—	(22)
Income taxes	(51)	19
Regulatory assets and liabilities, net	(69)	(151)
Pension and non-pension postretirement benefit contributions	(34)	(15)
Other assets and liabilities	102	46
Net cash flows provided by operating activities	889	885
Cash flows from investing activities
Capital expenditures	(1,033)	(986)
Other investing activities	10	6
Net cash flows used in investing activities	(1,023)	(980)
Cash flows from financing activities
Changes in short-term borrowings	(336)	(349)
Issuance of long-term debt	800	700
Retirement of long-term debt	—	(300)
Dividends paid on common stock	(276)	(237)
Contributions from parent	237	237
Other financing activities	(9)	(7)
Net cash flows provided by financing activities	416	44
Increase (decrease) in cash, restricted cash, and cash equivalents	282	(51)
Cash, restricted cash, and cash equivalents at beginning of period	48	67
Cash, restricted cash, and cash equivalents at end of period	$330	$16

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$38	$(17)
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$330	$47
Restricted cash and cash equivalents	—	1
Accounts receivable
Customer accounts receivable	504	527
Customer allowance for credit losses	(60)	(46)
Customer accounts receivable, net	444	481
Other accounts receivable	100	106
Other allowance for credit losses	(6)	(7)
Other accounts receivable, net	94	99
Inventories, net
Fossil fuel	31	35
Materials and supplies	83	74
Prepaid utility taxes	3	56
Regulatory assets	217	229
Other	20	25
Total current assets	1,222	1,047
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,933 and $4,744 as of September 30, 2024 and December 31, 2023, respectively)	12,765	12,102
Deferred debits and other assets
Regulatory assets	764	727
Investments	10	9
Prepaid pension asset	230	248
Other	47	51
Total deferred debits and other assets	1,051	1,035
Total assets	$15,038	$14,184
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$336
Accounts payable	398	344
Accrued expenses	176	203
Payables to affiliates	48	35
Customer deposits	118	114
Regulatory liabilities	17	27
Other	78	34
Total current liabilities	835	1,093
Long-term debt	5,395	4,602
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,041	1,945
Regulatory liabilities	681	773
Asset retirement obligations	36	32
Non-pension postretirement benefits obligations	151	158
Other	95	91
Total deferred credits and other liabilities	3,004	2,999
Total liabilities	9,234	8,694
Commitments and contingencies
Shareholder's equity
Common stock	3,483	3,246
Retained earnings	2,321	2,244
Total shareholder's equity	5,804	5,490
Total liabilities and shareholder's equity	$15,038	$14,184

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,246	$2,244	$5,490
Net income	—	264	264
Common stock dividends	—	(92)	(92)
Balance at March 31, 2024	$3,246	$2,416	$5,662
Net income	—	44	44
Common stock dividends	—	(92)	(92)
Contributions from parent	197	—	197
Balance at June 30, 2024	$3,443	$2,368	$5,811
Net income	—	45	45
Common stock dividends	—	(92)	(92)
Contributions from parent	40	—	40
Balance at September 30, 2024	$3,483	$2,321	$5,804

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$2,861	$2,075	$4,936
Net income	—	200	200
Common stock dividends	—	(80)	(80)
Contributions from parent	237	—	237
Balance at March 31, 2023	$3,098	$2,195	$5,293
Net income	—	42	42
Common stock dividends	—	(79)	(79)
Balance at June 30, 2023	$3,098	$2,158	$5,256
Net income	—	45	45
Common stock dividends	—	(79)	(79)
Balance at September 30, 2023	$3,098	$2,124	$5,222
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$1,828	$1,762	$4,769	$4,399
Natural gas operating revenues	23	24	122	150
Revenues from alternative revenue programs	8	(15)	40	59
Operating revenues from affiliates	3	2	7	7
Total operating revenues	1,862	1,773	4,938	4,615
Operating expenses
Purchased power	735	701	1,895	1,729
Purchased fuel	7	9	44	76
Operating and maintenance	275	288	780	815
Operating and maintenance from affiliates	47	51	147	137
Depreciation and amortization	235	257	716	741
Taxes other than income taxes	140	134	395	366
Total operating expenses	1,439	1,440	3,977	3,864
Operating income	423	333	961	751
Other income and (deductions)
Interest expense, net	(95)	(80)	(279)	(238)
Other, net	22	28	79	80
Total other income and (deductions)	(73)	(52)	(200)	(158)
Income before income taxes	350	281	761	593
Income taxes	72	49	158	103
Net income	$278	$232	$603	$490
Comprehensive income	$278	$232	$603	$490
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$603	$490
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	716	741
Deferred income taxes and amortization of investment tax credits	56	44
Other non-cash operating activities	96	80
Changes in assets and liabilities:
Accounts receivable	(116)	(160)
Receivables from and payables to affiliates, net	(8)	(8)
Inventories	(32)	(22)
Accounts payable and accrued expenses	37	23
Collateral received (paid), net	1	(191)
Income taxes	(55)	37
Regulatory assets and liabilities, net	(158)	(2)
Pension and non-pension postretirement benefit contributions	(79)	(15)
Other assets and liabilities	(74)	(98)
Net cash flows provided by operating activities	987	919
Cash flows from investing activities
Capital expenditures	(1,343)	(1,510)
Other investing activities	—	8
Net cash flows used in investing activities	(1,343)	(1,502)
Cash flows from financing activities
Changes in short-term borrowings	(176)	(241)
Issuance of long-term debt	1,100	550
Retirement of long-term debt	(583)	—
Changes in Exelon intercompany money pool	10	18
Distributions to member	(549)	(410)
Contributions from member	505	475
Other financing activities	(33)	(36)
Net cash flows provided by financing activities	274	356
Decrease in cash, restricted cash, and cash equivalents	(82)	(227)
Cash, restricted cash, and cash equivalents at beginning of period	204	373
Cash, restricted cash, and cash equivalents at end of period	$122	$146

Supplemental cash flow information
Decrease in capital expenditures not paid	$(27)	$(96)
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$100	$180
Restricted cash and cash equivalents	22	24
Accounts receivable
Customer accounts receivable	806	745
Customer allowance for credit losses	(110)	(107)
Customer accounts receivable, net	696	638
Other accounts receivable	321	310
Other allowance for credit losses	(46)	(50)
Other accounts receivable, net	275	260
Receivables from affiliates	6	3
Inventories, net
Fossil fuel	7	9
Materials and supplies	320	287
Regulatory assets	326	337
Other	70	100
Total current assets	1,822	1,838
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,574 and $3,175 as of September 30, 2024 and December 31, 2023, respectively)	19,632	18,851
Deferred debits and other assets
Regulatory assets	1,597	1,587
Goodwill	4,005	4,005
Investments	151	143
Prepaid pension asset	272	268
Other	193	211
Total deferred debits and other assets	6,218	6,214
Total assets	$27,672	$26,903
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$218	$394
Long-term debt due within one year	140	644
Accounts payable	635	683
Accrued expenses	330	338
Payables to affiliates	54	59
Borrowings from Exelon intercompany money pool	75	65
Customer deposits	111	100
Regulatory liabilities	73	71
Unamortized energy contract liabilities	6	8
PPA termination obligation	10	49
Other	102	138
Total current liabilities	1,754	2,549
Long-term debt	8,995	8,004
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,157	3,031
Regulatory liabilities	828	904
Asset retirement obligations	56	55
Non-pension postretirement benefit obligations	36	40
Unamortized energy contract liabilities	23	27
Other	481	511
Total deferred credits and other liabilities	4,581	4,568
Total liabilities	15,330	15,121
Commitments and contingencies
Member's equity
Membership interest	12,562	12,057
Undistributed losses	(220)	(275)
Total member's equity	12,342	11,782
Total liabilities and member's equity	$27,672	$26,903
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2024
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2023	$12,057	$(275)	$11,782
Net income	—	168	168
Distributions to member	—	(118)	(118)
Contributions from member	487	—	487
Balance at March 31, 2024	$12,544	$(225)	$12,319
Net income	—	158	158
Distributions to member	—	(164)	(164)
Balance at June 30, 2024	$12,544	$(231)	$12,313
Net income	—	278	278
Distributions to member	—	(267)	(267)
Contributions from member	18	—	18
Balance at September 30, 2024	$12,562	$(220)	$12,342

	Nine Months Ended September 30, 2023
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2022	$11,582	$(352)	$11,230
Net income	—	155	155
Distributions to member	—	(112)	(112)
Contributions from member	405	—	405
Balance at March 31, 2023	$11,987	$(309)	$11,678
Net income	—	103	103
Distributions to member	—	(100)	(100)
Balance at June 30, 2023	$11,987	$(306)	$11,681
Net income	—	232	232
Distributions to member	—	(198)	(198)
Contributions from member	70	—	70
Balance at September 30, 2023	$12,057	$(272)	$11,785
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$854	$839	$2,273	$2,141
Revenues from alternative revenue programs	5	(18)	42	28
Operating revenues from affiliates	2	1	5	5
Total operating revenues	861	822	2,320	2,174
Operating expenses
Purchased power	294	288	808	750
Operating and maintenance	82	89	206	264
Operating and maintenance from affiliates	58	60	186	176
Depreciation and amortization	102	112	307	329
Taxes other than income taxes	114	109	317	291
Total operating expenses	650	658	1,824	1,810
Operating income	211	164	496	364
Other income and (deductions)
Interest expense, net	(50)	(41)	(142)	(122)
Other, net	11	18	43	50
Total other income and (deductions)	(39)	(23)	(99)	(72)
Income before income taxes	172	141	397	292
Income taxes	32	21	74	43
Net income	$140	$120	$323	$249
Comprehensive income	$140	$120	$323	$249
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$323	$249
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	307	329
Deferred income taxes and amortization of investment tax credits	22	22
Other non-cash operating activities	(11)	38
Changes in assets and liabilities:
Accounts receivable	(37)	(84)
Receivables from and payables to affiliates, net	1	(2)
Inventories	(10)	(12)
Accounts payable and accrued expenses	61	33
Collateral paid, net	(1)	(26)
Income taxes	(45)	15
Regulatory assets and liabilities, net	(54)	(7)
Pension and non-pension postretirement benefit contributions	(7)	(9)
Other assets and liabilities	(56)	(13)
Net cash flows provided by operating activities	493	533
Cash flows from investing activities
Capital expenditures	(672)	(710)
Changes in PHI intercompany money pool	—	(7)
Other investing activities	—	8
Net cash flows used in investing activities	(672)	(709)
Cash flows from financing activities
Changes in short-term borrowings	(83)	(299)
Issuance of long-term debt	675	350
Retirement of long-term debt	(400)	—
Dividends paid on common stock	(286)	(200)
Contributions from parent	260	308
Other financing activities	(19)	(26)
Net cash flows provided by financing activities	147	133
Decrease in cash, restricted cash, and cash equivalents	(32)	(43)
Cash, restricted cash, and cash equivalents at beginning of period	72	99
Cash, restricted cash, and cash equivalents at end of period	$40	$56

Supplemental cash flow information
Decrease in capital expenditures not paid	$(27)	$(39)
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$20	$48
Restricted cash and cash equivalents	20	24
Accounts receivable
Customer accounts receivable	385	369
Customer allowance for credit losses	(58)	(52)
Customer accounts receivable, net	327	317
Other accounts receivable	166	166
Other allowance for credit losses	(26)	(28)
Other accounts receivable, net	140	138
Receivables from affiliates	—	2
Inventories, net	169	159
Regulatory assets	157	150
Other	18	51
Total current assets	851	889
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,457 and $4,284 as of September 30, 2024 and December 31, 2023, respectively)	9,863	9,430
Deferred debits and other assets
Regulatory assets	472	450
Investments	133	124
Prepaid pension asset	228	246
Other	55	55
Total deferred debits and other assets	888	875
Total assets	$11,602	$11,194
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$49	$132
Long-term debt due within one year	6	405
Accounts payable	304	321
Accrued expenses	182	191
Payables to affiliates	31	32
Customer deposits	54	47
Regulatory liabilities	17	15
Merger related obligation	22	25
Other	33	61
Total current liabilities	698	1,229
Long-term debt	4,356	3,691
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,500	1,431
Regulatory liabilities	334	382
Asset retirement obligations	38	37
Other	235	280
Total deferred credits and other liabilities	2,107	2,130
Total liabilities	7,161	7,050
Commitments and contingencies
Shareholder's equity
Common stock	3,335	3,075
Retained earnings	1,106	1,069
Total shareholder's equity	4,441	4,144
Total liabilities and shareholder's equity	$11,602	$11,194
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,075	$1,069	$4,144
Net income	—	75	75
Common stock dividends	—	(51)	(51)
Contributions from parent	251	—	251
Balance at March 31, 2024	$3,326	$1,093	$4,419
Net income	—	108	108
Common stock dividends	—	(102)	(102)
Balance at June 30, 2024	$3,326	$1,099	$4,425
Net income	—	140	140
Common stock dividends	—	(133)	(133)
Contributions from parent	9	—	9
Balance at September 30, 2024	$3,335	$1,106	$4,441

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$2,767	$1,015	$3,782
Net income	—	65	65
Common stock dividends	—	(48)	(48)
Contributions from parent	243	—	243
Balance at March 31, 2023	$3,010	$1,032	$4,042
Net income	—	64	64
Common stock dividends	—	(67)	(67)
Balance at June 30, 2023	$3,010	$1,029	$4,039
Net income	—	120	120
Common stock dividends	—	(85)	(85)
Contributions from parent	65	—	65
Balance at September 30, 2023	$3,075	$1,064	$4,139

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$440	$426	$1,215	$1,108
Natural gas operating revenues	23	24	122	150
Revenues from alternative revenue programs	(3)	(2)	1	10
Operating revenues from affiliates	2	2	5	5
Total operating revenues	462	450	1,343	1,273
Operating expenses
Purchased power	196	192	529	486
Purchased fuel	7	9	44	76
Operating and maintenance	49	60	151	150
Operating and maintenance from affiliates	43	44	133	128
Depreciation and amortization	62	62	183	182
Taxes other than income taxes	20	19	59	57
Total operating expenses	377	386	1,099	1,079
Operating income	85	64	244	194
Other income and (deductions)
Interest expense, net	(22)	(18)	(69)	(53)
Other, net	6	5	20	12
Total other income and (deductions)	(16)	(13)	(49)	(41)
Income before income taxes	69	51	195	153
Income taxes	14	8	39	25
Net income	$55	$43	$156	$128
Comprehensive income	$55	$43	$156	$128
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$156	$128
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	183	182
Deferred income taxes and amortization of investment tax credits	12	4
Other non-cash operating activities	29	11
Changes in assets and liabilities:
Accounts receivable	(1)	9
Receivables from and payables to affiliates, net	(3)	3
Inventories	(17)	2
Accounts payable and accrued expenses	14	(1)
Collateral received (paid), net	2	(120)
Income taxes	(25)	15
Regulatory assets and liabilities, net	(41)	33
Pension and non-pension postretirement benefit contributions	(1)	—
Other assets and liabilities	19	8
Net cash flows provided by operating activities	327	274
Cash flows from investing activities
Capital expenditures	(404)	(416)
Changes in PHI intercompany money pool	—	(10)
Net cash flows used in investing activities	(404)	(426)
Cash flows from financing activities
Changes in short-term borrowings	(63)	(115)
Issuance of long-term debt	175	125
Retirement of long-term debt	(33)	—
Dividends paid on common stock	(162)	(97)
Contributions from parent	160	99
Other financing activities	(6)	(6)
Net cash flows provided by financing activities	71	6
Decrease in cash, restricted cash, and cash equivalents	(6)	(146)
Cash, restricted cash, and cash equivalents at beginning of period	16	152
Cash, restricted cash, and cash equivalents at end of period	$10	$6

Supplemental cash flow information
Increase in capital expenditures not paid	$9	$—

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$8	$16
Restricted cash and cash equivalents	2	—
Accounts receivable
Customer accounts receivable	169	183
Customer allowance for credit losses	(17)	(19)
Customer accounts receivable, net	152	164
Other accounts receivable	60	52
Other allowance for credit losses	(7)	(8)
Other accounts receivable, net	53	44
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	7	9
Materials and supplies	91	72
Prepaid utility taxes	20	24
Regulatory assets	60	54
Other	11	14
Total current assets	404	398
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,032 and $1,925 as of September 30, 2024 and December 31, 2023, respectively)	5,415	5,165
Deferred debits and other assets
Regulatory assets	215	218
Prepaid pension asset	124	135
Other	46	50
Total deferred debits and other assets	385	403
Total assets	$6,204	$5,966
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$63
Long-term debt due within one year	130	84
Accounts payable	161	159
Accrued expenses	63	64
Payables to affiliates	21	25
Customer deposits	34	31
Regulatory liabilities	47	50
Other	20	21
Total current liabilities	476	497
Long-term debt	2,091	1,996
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	935	904
Regulatory liabilities	331	365
Asset retirement obligations	13	12
Non-pension postretirement benefits obligations	5	6
Other	107	93
Total deferred credits and other liabilities	1,391	1,380
Total liabilities	3,958	3,873
Commitments and contingencies
Shareholder's equity
Common stock	1,615	1,455
Retained earnings	631	638
Total shareholder's equity	2,246	2,093
Total liabilities and shareholder's equity	$6,204	$5,966
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$1,455	$638	$2,093
Net income	—	66	66
Common stock dividends	—	(45)	(45)
Contributions from parent	154	—	154
Balance at March 31, 2024	$1,609	$659	$2,268
Net income	—	34	34
Common stock dividends	—	(39)	(39)
Balance at June 30, 2024	$1,609	$654	$2,263
Net income	—	55	55
Common stock dividends	—	(78)	(78)
Contributions from parent	6	—	6
Balance at September 30, 2024	$1,615	$631	$2,246

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$1,356	$594	$1,950
Net income	—	60	60
Common stock dividends	—	(42)	(42)
Contributions from parent	99	—	99
Balance at March 31, 2023	$1,455	$612	$2,067
Net income	—	25	25
Common stock dividends	—	(18)	(18)
Balance at June 30, 2023	$1,455	$619	$2,074
Net income	—	43	43
Common stock dividends	—	(37)	(37)
Balance, September 30, 2023	$1,455	$625	$2,080
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating revenues
Electric operating revenues	$533	$497	$1,281	$1,150
Revenues from alternative revenue programs	6	5	(3)	21
Operating revenues from affiliates	1	—	2	1
Total operating revenues	540	502	1,280	1,172
Operating expenses
Purchased power	245	221	557	493
Operating and maintenance	58	56	155	147
Operating and maintenance from affiliates	38	38	119	112
Depreciation and amortization	67	77	214	212
Taxes other than income taxes	2	2	7	7
Total operating expenses	410	394	1,052	971
Operating income	130	108	228	201
Other income and (deductions)
Interest expense, net	(21)	(19)	(59)	(52)
Other, net	4	5	12	13
Total other income and (deductions)	(17)	(14)	(47)	(39)
Income before income taxes	113	94	181	162
Income taxes	30	23	48	40
Net income	$83	$71	$133	$122
Comprehensive income	$83	$71	$133	$122
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$133	$122
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	214	212
Deferred income taxes and amortization of investment tax credits	33	24
Other non-cash operating activities	49	(2)
Changes in assets and liabilities:
Accounts receivable	(77)	(85)
Receivables from and payables to affiliates, net	(8)	(6)
Inventories	(5)	(11)
Accounts payable and accrued expenses	(18)	(4)
Collateral paid, net	—	(45)
Income taxes	(2)	6
Regulatory assets and liabilities, net	(62)	(28)
Pension and non-pension postretirement benefit contributions	(7)	(1)
Other assets and liabilities	(39)	(80)
Net cash flows provided by operating activities	211	102
Cash flows from investing activities
Capital expenditures	(265)	(376)
Net cash flows used in investing activities	(265)	(376)
Cash flows from financing activities
Changes in short-term borrowings	(30)	173
Issuance of long-term debt	250	75
Retirement of long-term debt	(150)	—
Changes in PHI intercompany money pool	—	17
Dividends paid on common stock	(100)	(111)
Contributions from parent	85	65
Other financing activities	(5)	(3)
Net cash flows provided by financing activities	50	216
Decrease in cash and cash equivalents	(4)	(58)
Cash and cash equivalents at beginning of period	21	72
Cash and cash equivalents at end of period	$17	$14

Supplemental cash flow information
Decrease in capital expenditures not paid	$(10)	$(56)
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$17	$21
Accounts receivable
Customer accounts receivable	252	194
Customer allowance for credit losses	(35)	(36)
Customer accounts receivable, net	217	158
Other accounts receivable	98	92
Other allowance for credit losses	(13)	(14)
Other accounts receivable, net	85	78
Receivables from affiliates	5	3
Inventories, net	60	55
Prepaid utility taxes	9	—
Regulatory assets	102	125
Other	7	5
Total current assets	502	445
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,763 and $1,684 as of September 30, 2024 and December 31, 2023, respectively)	4,300	4,192
Deferred debits and other assets
Regulatory assets	496	483
Prepaid pension asset	—	3
Other	31	34
Total deferred debits and other assets	527	520
Total assets	$5,329	$5,157
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$169	$199
Long-term debt due within one year	4	154
Accounts payable	162	192
Accrued expenses	42	42
Payables to affiliates	19	25
Customer deposits	23	23
Regulatory liabilities	8	6
PPA termination obligation	10	49
Other	9	12
Total current liabilities	446	702
Long-term debt	1,931	1,679
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	809	771
Regulatory liabilities	148	140
Non-pension postretirement benefit obligations	2	4
Other	63	49
Total deferred credits and other liabilities	1,022	964
Total liabilities	3,399	3,345
Commitments and contingencies
Shareholder's equity
Common stock	1,915	1,830
Retained earnings (deficit)	15	(18)
Total shareholder's equity	1,930	1,812
Total liabilities and shareholder's equity	$5,329	$5,157

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$1,830	$(18)	$1,812
Net income	—	29	29
Common stock dividends	—	(22)	(22)
Contributions from parent	81	—	81
Balance at March 31, 2024	$1,911	$(11)	$1,900
Net income	—	21	21
Common stock dividends	—	(22)	(22)
Balance at June 30, 2024	$1,911	$(12)	$1,899
Net income	—	83	83
Common stock dividends	—	(56)	(56)
Contributions from parent	4	—	4
Balance at September 30, 2024	$1,915	$15	$1,930

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2022	$1,765	$(12)	$1,753
Net income	—	33	33
Common stock dividends	—	(21)	(21)
Contributions from parent	63	—	63
Balance at March 31, 2023	$1,828	$—	$1,828
Net income	—	18	18
Common stock dividends	—	(15)	(15)
Balance at June 30, 2023	$1,828	$3	$1,831
Net income	—	71	71
Common stock dividends	—	(75)	(75)
Contributions from parent	2	—	2
Balance, September 30, 2023	$1,830	$(1)	$1,829

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
The accompanying consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited but, in the opinion of each Registrant's management, the Registrants include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2023 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2024. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
New Accounting Standards (All Registrants)
New Accounting Standards Issued and Not Yet Adopted as of September 30, 2024: The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of September 30, 2024. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) in their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures, as well as the potential to early adopt where applicable. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation that such standards will not significantly impact the Registrants' financial reporting.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2024.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$501	8.905%	December 14, 2023(a)	January 1, 2024
			$838	$810	8.905%	April 18, 2024(b)	May 1, 2024
	April 21, 2023(c)	Electric	$247	$259	8.91%	November 30, 2023	January 1, 2024
BGE - Maryland(d)	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - Maryland(e)	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland(f)	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware(g)	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey(h)	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023
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
(b)Reflects four-year cumulative increase to the revenue requirement approved on December 14, 2023 and amended on January 10, 2024 of $810 million for January 1, 2024 to December 31, 2027 resulting from the rehearing on certain components of the rate plan. On February 16, 2024, ComEd filed a revised revenue request for an $838 million increase in its 2024-2027 revenue requirements based on the ICC’s limited scope for rehearing which included the value of the 2023 forecasted year-end rate base. On April 18, 2024, the ICC issued an order on the rehearing filing which increased the revenue requirements previously approved by the ICC in its January 10, 2024, amendatory order by $150 million in 2024, $186 million in 2025, $221 million in 2026, and $253 million in 2027. ComEd anticipates that the revenue requirements determined during the rehearing process will be further adjusted upon approval of the Refiled Grid Plan and the pending petition to adjust rates.
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
(e)Reflects the amounts requested (before offsets) and awarded for a one-year multi-year plan for April 1, 2024 through March 31, 2025. The MDPSC awarded Pepco an electric incremental revenue requirement increase of $45 million for the 12-month period ending March 31, 2025. The MDPSC did not adopt the requested revenue requirement increases of $80 million (before offsets), $51 million, and $14 million as filed for 2025, 2026, and the 2027 nine-month extension period, respectively. The order allows for Pepco to perform an annual reconciliation after the 2024 rate year. The MDPSC also approved the requested reconciliation amounts for the 12-month periods ending March 31, 2022, and March 31, 2023, which will be recovered through a rider between August 2024 through March 2026. As such, the reconciliation amounts are not included in the approved revenue requirement increases. The reconciliation amounts are $1 million, and $7 million, for the 12-month periods ending March 31, 2022, and March 31, 2023, respectively. In July 2024, Pepco filed its request with the MDPSC for recovery of $31 million for the 12-month period ended March 31, 2024, with supporting testimony and schedules.
(f)Reflects a three-year cumulative multi-year plan for January 1, 2023 through December 31, 2025. The MDPSC awarded DPL electric incremental revenue requirement increases of $17 million, $6 million, and $6 million for 2023, 2024, and 2025, respectively.
(g)On April 18, 2024, the DEPSC approved the Significant Storm Expense Rate Rider (Rider SSER) which will allow DPL to recover expenses associated with qualified storms. A qualified storm will be an individual storm for which DPL incurs expenses between $5 million and $15 million. The Rider SSER allows DPL to recover significant storm damage expenses for the previous 12-month period over a future 24-month period. For individual storm events for which DPL incurs expenses of more than $15 million, the future recovery period will be evaluated on a case-by-case basis and the unamortized balance will earn a return at DPL's authorized long-term cost of debt. The Rider SSER will have an annual true-up filing, subject to DEPSC review and approval.
(h)Requested and approved increases are before New Jersey sales and use tax. The NJBPU awarded ACE electric revenue requirement increases of $36 million and $9 million effective December 1, 2023 and February 1, 2024, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	March 15, 2024 (amended August 13, 2024)	Electric(a)	$667	8.905%	December 2024
	April 26, 2024 (amended September 11, 2024)	Electric(b)	$624	9.89%	Fourth quarter of 2024
PECO - Pennsylvania	March 28, 2024	Electric(c)(d)	$464	10.95%	Fourth quarter of 2024
		Natural Gas(d)	$111	11.15%
Pepco - District of Columbia(e)	April 13, 2023 (amended February 27, 2024)	Electric	$186	10.50%	Fourth quarter of 2024
DPL - Delaware	September 20, 2024	Natural Gas(f)	$36	10.65%	First quarter of 2026
__________
(a)On March 13, 2024, ComEd filed its Refiled Grid Plan with the ICC and on March 15, 2024, ComEd filed a petition to adjust its multi-year rate plan to be aligned with ComEd’s Refiled Grid Plan. The adjusted rate plan incorporates changes in the Refiled Grid Plan, which was updated in ComEd's July 31, 2024 surrebuttal testimony and updated again on August 13, 2024, to request a $667 million increase in revenue requirements over four years above those granted in the ICC’s January 10, 2024 amendatory order. The requested year-over-year increases are $309 million in 2024, $95 million in 2025, $128 million in 2026, and $135 million in 2027. A final order on both the Refiled Grid Plan and the adjusted rate plan petition is expected by December 2024 with new rates effective on or before January 1, 2025.
(b)On April 26, 2024, ComEd filed its proposed Delivery Reconciliation Amount, which was updated in ComEd's surrebuttal testimony on September 11, 2024, of $624 million under Rider DSPR which allows for the reconciliation of the revenue requirement in effect. The 2024 filing reconciles those rates with the actual delivery service costs incurred in 2023. The final order is expected in the fourth quarter of 2024 and the reconciliation amount will adjust customer rates in 2025.
(c)PECO requested an annual electric revenue requirement increase of $464 million, which is partially offset by a one-time credit of $64 million in 2025.
(d)On August 30, 2024, PECO and the settling parties filed with the PAPUC two petitions for non-unanimous joint settlements, which included among other things, an increase of $354 million and $78 million in annual distribution service revenue for electric and gas, respectively. No overall ROE was specified in either settlement. On October 15, 2024, the Administrative Law Judges (ALJs) issued Recommended Decisions approving the requested revenue increases of $354 million for electric and $78 million for gas. On October 22, 2024, PECO filed an exception to the ALJs ruling against the Gas Weather Normalization Adjustment. The Commission’s final order, addressing the exception, is expected by December 2024. If approved, the new electric and gas rates take effect January 1, 2025.
(e)Reflects a three-year cumulative multi-year plan for January 1, 2024 through December 31, 2026 submitted to the DCPSC. Pepco requested total electric revenue requirement increases of $116 million, $35 million, and $35 million in 2024, 2025, and 2026, respectively. Requested revenue requirement increases will be used to recover capital investments designed to advance system-readiness and support the District of Columbia’s climate and clean energy goals.
(f)DPL can implement interim rates on April 20, 2025, subject to refund.
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
On February 3, 2022, the ICC approved a tariff that establishes the process under which ComEd reconciled its 2022 and 2023 rate year revenue requirements with actual costs. Those reconciliation amounts are determined using the same process used for prior reconciliations under the performance-based electric distribution formula rate. Using that process, for the rate years 2022 and 2023 ComEd will ultimately collect revenues from customers reflecting each year’s actual recoverable costs, year-end rate base, and a weighted average debt and equity return on distribution rate base, with the ROE component based on the annual average of the monthly yields of the 30-year U.S. Treasury bonds plus 580 basis points. In April 2023, ComEd filed its first petition with the ICC to reconcile its 2022 actual costs with the approved revenue requirement that was in effect in 2022; the final order was issued on November 30, 2023, for rates beginning January 2024. On April 26, 2024, ComEd filed with the ICC its 2023 actual costs with the approved revenue requirement that was in effect in 2023; the final order is expected in the fourth quarter of 2024, for rates beginning January 2025.
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

On January 10, 2024, ComEd also filed an appeal in the Illinois Appellate Court of the issues on which rehearing was denied, including but not limited to the allowed ROE and denial of a return on ComEd’s pension asset. There is no deadline by when the appellate court must rule. On March 7, 2024, the ICC adopted an interim order on scheduling, which confirmed that it intends to issue a final order on ComEd’s Refiled Grid Plan by the end of 2024 and that it will implement rates that will go into effect January 1, 2025, inclusive of a Grid Plan. On March 13, 2024, ComEd filed its Refiled Grid Plan with supporting testimony and schedules with the ICC. The Refiled Grid Plan is designed to meet or exceed every requirement identified by the ICC in its December order that rejected ComEd’s initial Grid Plan. On March 15, 2024, ComEd filed a petition to adjust its MRP to authorize increased rates consistent with the Refiled Grid Plan. Staff and Intervenor direct testimony was filed in May 2024. ComEd filed rebuttal and surrebuttal testimony in June and July, respectively, which provided, among other things, defense of its Refiled Grid Plan capital investments. Evidentiary hearings were held in August; the ALJs' proposed order was issued on October 18, 2024. ComEd has completed and placed in service additional utility plant assets in 2023 and 2024 and will continue to complete and place in service additional utility plant assets prior to the approval of the new Grid Plan. There are still significant unknowns, but ComEd does not currently believe that it is probable that the initially uncollected depreciation or return on the recently completed plant will ultimately be disallowed.
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
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
nuclear-powered generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. Beginning with the June 2022 monthly billing period, ComEd began issuing credits and/or charges to its retail customers under its new CMC rider. A regulatory asset is recorded for the difference between ComEd's costs associated with the procurement of CMCs from participating nuclear-power generating facilities and revenues received from customers. The balance as of September 30, 2024 is $183 million.
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
Beneficial Electrification Plan
On March 23, 2023, the ICC issued its final order approving the beneficial electrification plan (BE Plan) for ComEd. The ICC rejected ComEd’s request to treat a large portion of beneficial electrification costs as a regulatory asset and ordered ComEd to seek cost recovery through the multi-year rate plan filing for 2024 and 2025, and the final formula rate reconciliation docket for 2023, rather than through a separate charge. The order also authorized an overall annual budget of $77 million per year for the three-year plan period (2023 through 2025), with flexibility to roll forward unused funds to future years within the same plan period. On April 18, 2023, ComEd filed an application for rehearing in the beneficial electrification plan docket. The Chicago Transit Authority and City of Chicago, jointly, and the Office of the Illinois Attorney General (ILAG) also filed applications for rehearing. On April 27, 2023, ICC staff filed a motion for clarification, seeking clarification from the ICC on the precise budget described in the final order. On May 8, 2023, the ICC denied all applications for rehearing, and entered an amendatory order regarding the annual beneficial electrification plan budgets. ComEd has been directed to use good faith efforts to spend $77 million annually. ComEd subsequently filed its compliance filing in May 2023, detailing project related spending, clarifying the procedure that will be used to seek stakeholder feedback related to beneficial electrification pilot programs, and including the timeline for tariff changes required to implement the programs. ComEd and the ILAG both filed appeals of the ICC’s interim order that addressed the permissible scope of utility beneficial electrification programs outside of transportation and the rate impact cap. The ILAG also filed an appeal seeking reversal of portions of the ICC’s final decision. The final order partly mooted ComEd’s appeal of the interim order and ComEd has decided not to pursue the other issues. As such, ComEd moved to voluntarily dismiss its appeal and the appellate court granted that request. The ILAG consolidated their appeals; briefing has been completed. Oral arguments are scheduled for December 11, 2024. Any ruling on the appeals, even a negative ruling removing programs from the BE Plan or lowering the overall budget of the BE Plan, will only impact forward-looking costs.
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
Energy Efficiency Formula Rate (Exelon and ComEd). ComEd filed its annual energy efficiency formula rate update with the ICC on May 30, 2024. The filing establishes the revenue requirement used to set the rates that will take effect in January 2025 after the ICC's review and approval. The requested revenue requirement update is based on a reconciliation of the 2023 actual costs plus projected 2025 expenditures. The ICC's final order is expected in the fourth quarter of 2024.

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
As of September 30, 2024, the $10 million liability for the contract termination fee is included in Other current liabilities in Exelon's Consolidated Balance Sheet and PPA termination obligation in PHI's and ACE's Consolidated Balance Sheets. For the nine months ended September 30, 2024 and 2023, ACE has respectively paid $40 million and $65 million of the liability, which is recorded in Changes in Other assets and liabilities in Exelon's, PHI's, and ACE's Consolidated Statements of Cash Flows.
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
On July 27, 2023, FERC issued a final audit report which included, among other things, findings and recommendations related to ComEd's methodology regarding the allocation of certain overhead costs to capitalized construction costs under FERC regulations, including a suggestion that refunds may be due to customers for amounts collected in previous years. On August 28, 2023, ComEd filed a formal notice of the issues it contested within the audit report. On December 14, 2023, FERC appointed a settlement judge for the contested overhead allocation findings and set the matter for a trial-type hearing. That hearing process was held in abeyance while a formal settlement process, which began in February 2024, took place.
On July 30, 2024, ComEd reached an agreement in principle on the contested overhead allocation finding. As a result of the settlement process, ComEd recorded a charge for the probable disallowance of $70 million of certain currently capitalized construction costs to operating expenses, which are not expected to be recovered in future rates. The final settlement is subject to FERC approval. The existing loss estimate is reflected in Exelon and ComEd's financial statements as of September 30, 2024.

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
ComEd. Regulatory assets decreased $414 million primarily due to a decrease of $490 million in the CMC regulatory asset. Regulatory liabilities increased $1,155 million primarily due to an increase of $1,029 million in the Decommissioning the Regulatory Agreement Units regulatory liability.
PECO. Regulatory assets increased $69 million primarily due to an increase of $96 million in the Deferred Income Taxes regulatory asset. Regulatory liabilities increased $53 million primarily due to an increase of $60 million in the Decommissioning the Regulatory Agreement Units regulatory liability.
BGE. Regulatory liabilities decreased $102 million primarily due to a decrease of $101 million in the Deferred income taxes regulatory liability.
Pepco. Regulatory assets increased $29 million primarily due to an increase of $27 million in the Multi-year plan reconciliations regulatory asset and an increase of $9 million in the Revenue deferral mechanism regulatory asset, as a result of the Pepco Maryland multi-year plan order issued on June 10, 2024. Regulatory liabilities decreased $46 million primarily due to a decrease of $46 million in the Deferred income taxes regulatory liability.
DPL. Regulatory liabilities decreased $37 million primarily due to a decrease of $20 million in the Deferred income taxes regulatory liability.
ACE. Regulatory assets decreased $10 million primarily due to a decrease of $37 million in the Electric energy and natural gas costs regulatory asset. Regulatory liabilities increased $10 million primarily due to an increase of $12 million in the Transmission formula rate annual reconciliations regulatory liability.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at September 30, 2024 and December 31, 2023.

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(d)	ACE(e)
September 30, 2024	$126	$43	$22	$61	$47	$1	$13
December 31, 2023	110	32	33	45	34	1	10
__________
(a)Reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution and energy efficiency formula rate regulatory assets.
(b)BGE's amount capitalized for ratemaking purposes primarily relates to earnings on shareholders' investment on AMI programs and investments in rate base included in the multi-year plan reconciliations.
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
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three and nine months ended September 30, 2024 and 2023. At September 30, 2024 and December 31, 2023, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2023	$133	$133	$107	$13	$13
Revenues recognized	(2)	(2)	(2)	—	—
Balance at March 31, 2024	$131	$131	$105	$13	$13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at June 30, 2024	$130	$130	$104	$13	$13
Revenues recognized	(2)	(2)	(2)	—	—
Balance at September 30, 2024	$128	$128	$102	$13	$13

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2022	$101	$101	$81	$10	$10
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2023	$100	$100	$80	$10	$10
Revenues recognized	(2)	(2)	(2)	—	—
Balance at June 30, 2023	$98	$98	$78	$10	$10
Revenues recognized	(2)	(2)	(1)	—	(1)
Balance at September 30, 2023	$96	$96	$77	$10	$9
__________
(a)Revenues recognized in the three and nine months ended September 30, 2024 and 2023, were included in the contract liabilities at December 31, 2023 and 2022, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2024. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers

Year	Exelon	PHI	Pepco	DPL	ACE
2024	$1	$1	$1	$—	$—
2025	7	7	5	1	1
2026	6	6	5	1	—
2027	5	5	5	—	—
2028 and thereafter	109	109	86	11	12
Total	$128	$128	$102	$13	$13
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
Exelon has six reportable segments, which include ComEd, PECO, BGE, and PHI's three reportable segments consisting of Pepco, DPL, and ACE. ComEd, PECO, BGE, Pepco, DPL, and ACE each represent a single reportable segment, and as such, no separate segment information is provided for these Utility Registrants. Exelon, ComEd, PECO, BGE, Pepco, DPL, and ACE's CODMs evaluate the performance of and allocate resources to the segments based on net income.
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 is as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information
Three Months Ended September 30, 2024 and 2023

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2024
Electric revenues	$2,229	$960	$925	$1,836	$—	$(6)	$5,944
Natural gas revenues	—	70	119	23	—	(2)	210
Shared service and other revenues	—	—	—	3	441	(444)	—
Total operating revenues	$2,229	$1,030	$1,044	$1,862	$441	$(452)	$6,154
2023
Electric revenues	$2,268	$970	$836	$1,747	$—	$(28)	$5,793
Natural gas revenues	—	67	96	24	—	—	187
Shared service and other revenues	—	—	—	2	445	(447)	—
Total operating revenues	$2,268	$1,037	$932	$1,773	$445	$(475)	$5,980
Intersegment revenues(c):
2024	$2	$4	$3	$3	$438	$(450)	$—
2023	9	2	2	2	443	(458)	—
Depreciation and amortization:
2024	$387	$108	$162	$235	$16	$—	$908
2023	357	100	161	257	15	—	890
Operating expenses:
2024	$1,731	$868	$949	$1,439	$439	$(465)	$4,961
2023	1,738	847	835	1,440	475	(478)	4,857
Interest expense, net:
2024	$128	$58	$57	$95	$158	$—	$496
2023	119	52	47	80	139	—	437
Income Taxes:
2024	$36	$(4)	$4	$72	$(58)	$—	$50
2023	94	3	11	49	(90)	—	67
Net income (loss):
2024	$360	$117	$45	$278	$(93)	$—	$707
2023	333	146	45	232	(41)	(15)	700
Capital Expenditures:
2024	$508	$382	$365	$440	$—	$—	$1,695
2023	664	361	330	488	12	—	1,855
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
(c)See Note 15 — Related Party Transactions for additional information on intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2024
Electric revenues	$861	$439	$540	$—	$(4)	$1,836
Natural gas revenues	—	23	—	—	—	23
Shared service and other revenues	—	—	—	103	(100)	3
Total operating revenues	$861	$462	$540	$103	$(104)	$1,862
2023
Electric revenues	$822	$426	$502	$—	$(3)	$1,747
Natural gas revenues	—	24	—	—	—	24
Shared service and other revenues	—	—	—	103	(101)	2
Total operating revenues	$822	$450	$502	$103	$(104)	$1,773
Intersegment revenues(c):
2024	$2	$2	$1	$103	$(105)	$3
2023	1	2	—	103	(104)	2
Depreciation and amortization:
2024	$102	$62	$67	$4	$—	$235
2023	112	62	77	6	—	257
Operating expenses:
2024	$650	$377	$410	$106	$(104)	$1,439
2023	658	386	394	105	(103)	1,440
Interest expense, net:
2024	$50	$22	$21	$3	$(1)	$95
2023	41	18	19	3	(1)	80
Income Taxes:
2024	$32	$14	$30	$(4)	$—	$72
2023	21	8	23	(3)	—	49
Net income (loss):
2024	$140	$55	$83	$—	$—	$278
2023	120	43	71	(2)	—	232
Capital Expenditures:
2024	$218	$136	$85	$1	$—	$440
2023	227	158	101	2	—	488
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

	Three Months Ended September 30, 2024
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$1,117	$641	$558	$1,016	$426	$267	$323
Small commercial & industrial	603	153	96	203	52	69	82
Large commercial & industrial	286	73	154	365	281	31	53
Public authorities & electric railroads	11	7	8	18	9	4	5
Other(a)	280	74	110	225	85	70	71
Total electric revenues(b)	$2,297	$948	$926	$1,827	$853	$441	$534
Natural gas revenues
Residential	$—	$44	$58	$11	$—	$11	$—
Small commercial & industrial	—	17	11	6	—	6	—
Large commercial & industrial	—	—	32	1	—	1	—
Transportation	—	7	—	4	—	4	—
Other(c)	—	2	3	1	—	1	—
Total natural gas revenues(d)	$—	$70	$104	$23	$—	$23	$—
Total revenues from contracts with customers	$2,297	$1,018	$1,030	$1,850	$853	$464	$534
Other revenues
Revenues from alternative revenue programs	$(76)	$5	$9	$8	$5	$(3)	$6
Other electric revenues(e)	8	7	4	4	3	1	—
Other natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$(68)	$12	$14	$12	$8	$(2)	$6
Total revenues for reportable segments	$2,229	$1,030	$1,044	$1,862	$861	$462	$540

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
__________
(a)Includes transmission revenue from PJM, wholesale electric revenue, and mutual assistance revenue.
(b)Includes operating revenues from affiliates in 2024 and 2023 respectively of:
•$2 million, $9 million at ComEd
•$3 million, $2 million at PECO
•$2 million, $1 million at BGE
•$3 million, $2 million at PHI
•$2 million, $1 million at Pepco
•$2 million, $2 million at DPL
•$1 million, less than $1 million at ACE
(c)Includes off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2024 and 2023 respectively of:
•$1 million, less than $1 million at PECO
•$1 million, $1 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information
Nine Months Ended September 30, 2024 and 2023

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2024
Electric revenues	$6,403	$2,537	$2,588	$4,809	$—	$(17)	$16,320
Natural gas revenues	—	438	680	122	—	(3)	1,237
Shared service and other revenues	—	—	—	7	1,369	(1,376)	—
Total operating revenues	$6,403	$2,975	$3,268	$4,938	$1,369	$(1,396)	$17,557
2023
Electric revenues	$5,836	$2,484	$2,322	$4,459	$—	$(45)	$15,056
Natural gas revenues	—	493	664	150	—	(3)	1,304
Shared service and other revenues	—	—	—	6	1,316	(1,322)	—
Total operating revenues	$5,836	$2,977	$2,986	$4,615	$1,316	$(1,370)	$16,360
Intersegment revenues(c):
2024	$6	$7	$7	$7	$1,362	$(1,389)	$—
2023	14	6	6	7	1,310	(1,343)	—
Depreciation and amortization:
2024	$1,124	$318	$474	$716	$49	$—	$2,681
2023	1,045	297	487	741	46	—	2,616
Operating expenses:
2024	$5,192	$2,471	$2,751	$3,977	$1,382	$(1,425)	$14,348
2023	4,472	2,436	2,503	3,864	1,521	(1,367)	13,429
Interest expense, net:
2024	$374	$170	$159	$279	$466	$(2)	$1,446
2023	357	149	135	238	402	(4)	1,277
Income taxes:
2024	$85	$9	$32	$158	$(126)	$—	$158
2023	235	8	76	103	(149)	1	274
Net income (loss):
2024	$823	$356	$353	$603	$(322)	$—	$1,813
2023	822	410	286	490	(275)	(22)	1,711
Capital expenditures:
2024	$1,619	$1,125	$1,033	$1,343	$41	$—	$5,161
2023	1,926	1,068	986	1,510	50	—	5,540
Total assets:
September 30, 2024	$44,718	$16,748	$15,038	$27,672	$5,804	$(3,910)	$106,070
December 31, 2023	42,827	15,595	14,184	26,903	6,374	(4,337)	101,546
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
(c)See Note 15 — Related Party Transactions for additional information on intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2024
Electric revenues	$2,320	$1,221	$1,280	$—	$(12)	$4,809
Natural gas revenues	—	122	—	—	—	122
Shared service and other revenues	—	—	—	328	(321)	7
Total operating revenues	$2,320	$1,343	$1,280	$328	$(333)	$4,938
2023
Electric revenues	$2,174	$1,123	$1,172	$1	$(11)	$4,459
Natural gas revenues	—	150	—	—	—	150
Shared service and other revenues	—	—	—	309	(303)	6
Total operating revenues	$2,174	$1,273	$1,172	$310	$(314)	$4,615
Intersegment revenues(c):
2024	$5	$5	$2	$328	$(333)	$7
2023	5	5	1	309	(313)	7
Depreciation and amortization:
2024	$307	$183	$214	$12	$—	$716
2023	329	182	212	18	—	741
Operating expenses:
2024	$1,824	$1,099	$1,052	$335	$(333)	$3,977
2023	1,810	1,079	971	318	(314)	3,864
Interest expense, net:
2024	$142	$69	$59	$10	$(1)	$279
2023	122	53	52	9	2	238
Income taxes:
2024	$74	$39	$48	$(3)	$—	$158
2023	43	25	40	(5)	—	103
Net income (loss):
2024	$323	$156	$133	$(9)	$—	$603
2023	249	128	122	(9)	—	490
Capital expenditures:
2024	$672	$404	$265	$2	$—	$1,343
2023	710	416	376	8	—	1,510
Total assets:
September 30, 2024	$11,602	$6,204	$5,329	$4,573	$(36)	$27,672
December 31, 2023	11,194	5,966	5,157	4,627	(41)	26,903
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

	Nine Months Ended September 30, 2024
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$3,017	$1,683	$1,556	$2,537	$1,085	$725	$727
Small commercial & industrial	1,755	407	274	519	141	191	187
Large commercial & industrial	875	191	425	1,034	794	91	149
Public authorities & electric railroads	43	21	24	52	26	12	14
Other(a)	803	221	303	623	224	198	206
Total electric revenues(b)	$6,493	$2,523	$2,582	$4,765	$2,270	$1,217	$1,283
Natural gas revenues
Residential	$—	$300	$418	$72	$—	$72	$—
Small commercial & industrial	—	106	76	29	—	29	—
Large commercial & industrial	—	—	143	4	—	4	—
Transportation	—	20	—	12	—	12	—
Other(c)	—	11	12	5	—	5	—
Total natural gas revenues(d)	$—	$437	$649	$122	$—	$122	$—
Total revenues from contracts with customers	$6,493	$2,960	$3,231	$4,887	$2,270	$1,339	$1,283
Other revenues
Revenues from alternative revenue programs	$(100)	$3	$28	$40	$42	$1	$(3)
Other electric revenues(e)	10	11	7	11	8	3	—
Other natural gas revenues(e)	—	1	2	—	—	—	—
Total other revenues	$(90)	$15	$37	$51	$50	$4	$(3)
Total revenues for reportable segments	$6,403	$2,975	$3,268	$4,938	$2,320	$1,343	$1,280

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
__________
(a)Includes transmission revenue from PJM, wholesale electric revenue, and mutual assistance revenue.
(b)Includes operating revenues from affiliates in 2024 and 2023 respectively of:
•$6 million, $14 million at ComEd
•$5 million, $5 million at PECO
•$4 million, $4 million at BGE
•$7 million, $7 million at PHI
•$5 million, $5 million at Pepco
•$5 million, $5 million at DPL
•$2 million, $1 million at ACE
(c)Includes off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2024 and 2023 respectively of:
•$2 million, $1 million at PECO
•$3 million, $2 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
5. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended September 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2024	$372	$112	$112	$45	$103	$53	$16	$34
Plus: Current period provision for expected credit losses(a)(b)(c)	84	16	28	20	20	12	4	4
Less: Write-offs(d), net of recoveries(e)	30	7	5	5	13	7	3	3
Balance at September 30, 2024	$426	$121	$135	$60	$110	$58	$17	$35

	Three Months Ended September 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2023	$323	$67	$101	$50	$105	$50	$21	$34
Plus: Current period provision for expected credit losses	72	24	13	9	26	11	6	9
Less: Write-offs, net of recoveries	54	15	19	7	13	5	4	4
Balance at September 30, 2023	$341	$76	$95	$52	$118	$56	$23	$39

	Nine Months Ended September 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$317	$69	$95	$46	$107	$52	$19	$36
Plus: Current period provision for expected credit losses(c)(f)(g)	221	77	63	34	47	30	8	9
Less: Write-offs(d)(h)(i), net of recoveries(e)	112	25	23	20	44	24	10	10
Balance at September 30, 2024	$426	$121	$135	$60	$110	$58	$17	$35

	Nine Months Ended September 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$327	$59	$105	$54	$109	$47	$21	$41
Plus: Current period provision for expected credit losses	144	45	32	23	44	24	10	10
Less: Write-offs, net of recoveries	130	28	42	25	35	15	8	12
Balance at September 30, 2023	$341	$76	$95	$52	$118	$56	$23	$39
_________
(a)For PECO, the increase is primarily a result of increased aging of receivables.
(b)For BGE and ACE, the change is primarily a result of changes in customer risk profile. For BGE, also reflects increased receivable balances.
(c)For DPL, the decrease is primarily a result of decreased receivable balances.
(d)For PECO, the decrease is primarily a result of decreased disconnection activities.
(e)Recoveries were not material to the Registrants.
(f)For PECO and ComEd, the increase is primarily a result of increased aging of receivables.
(g)For BGE and Pepco, the increase is primarily a result of changes in customer risk profile. For BGE, also reflects increased receivable balances.
(h)For BGE, the decrease is primarily a result of increased collection activities.
(i)For Pepco and DPL, the increase is primarily attributable to unfavorable customer payment behavior.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended September 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2024	$108	$29	$20	$5	$54	$34	$7	$13
Plus: Current period provision (benefit) for expected credit losses(a)	7	10	1	3	(7)	(8)	—	1
Less: Write-offs, net of recoveries(b)	4	—	1	2	1	—	—	1
Balance at September 30, 2024	$111	$39	$20	$6	$46	$26	$7	$13

	Three Months Ended September 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2023	$87	$18	$8	$8	$53	$31	$9	$13
Plus: Current period provision (benefit) for expected credit losses	6	3	2	3	(2)	(2)	—	—
Less: Write-offs, net of recoveries	5	1	2	2	—	—	—	—
Balance at September 30, 2023	$88	$20	$8	$9	$51	$29	$9	$13

	Nine Months Ended September 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$82	$17	$8	$7	$50	$28	$8	$14
Plus: Current period provision (benefit) for expected credit losses(a)(c)	43	25	15	4	(1)	(2)	(1)	2
Less: Write-offs, net of recoveries(b)	14	3	3	5	3	—	—	3
Balance at September 30, 2024	$111	$39	$20	$6	$46	$26	$7	$13

	Nine Months Ended September 30, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$82	$17	$9	$10	$46	$25	$7	$14
Plus: Current period provision for expected credit losses	21	6	3	5	7	4	2	1
Less: Write-offs, net of recoveries	15	3	4	6	2	—	—	2
Balance at September 30, 2023	$88	$20	$8	$9	$51	$29	$9	$13
_________
(a)For Pepco, the decrease is primarily a result of decreased receivable balances.
(b)Recoveries were not material to the Registrants.
(c)For PECO and ComEd, the increase is primarily a result of increased aging of receivables.
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets at September 30, 2024 and December 31, 2023.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2024	$812	$338	$149	$135	$190	$83	$46	$61
December 31, 2023	991	351	185	208	247	109	64	74
__________
(a)Unbilled customer revenues are classified in Customer accounts receivable, net in the Registrants' Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
Other Purchases of Customer and Other Accounts Receivables
For the nine months ended September 30, 2024 and 2023 the Utility Registrants were required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, Delaware, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participated in the utilities' consolidated billing. The following table presents the total receivables purchased.

	Total receivables purchased
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Nine months ended September 30, 2024	$3,177	$750	$854	$606	$967	$607	$191	$169
Nine months ended September 30, 2023	3,124	726	843	628	927	600	174	153
6. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended September 30, 2024(a)
	Exelon	ComEd(b)	PECO(c)	BGE(b)	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.7	7.6	(2.1)	6.5	6.5	6.2	6.3	7.4
Plant basis differences	(4.8)	(0.8)	(19.5)	(0.8)	(0.8)	(1.2)	(0.8)	—
Excess deferred tax amortization	(14.0)	(16.6)	(2.6)	(18.6)	(5.5)	(6.7)	(5.9)	(1.6)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.9)	(2.6)	—	(0.6)	(0.6)	(0.5)	(0.6)	(0.5)
Other	(0.3)	0.6	(0.3)	0.8	0.1	(0.2)	0.4	0.3
Effective income tax rate	6.6%	9.1%	(3.5)%	8.2%	20.6%	18.6%	20.3%	26.5%

	Three Months Ended September 30, 2023(a)
	Exelon	ComEd	PECO(c)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (d)	(2.7)	7.8	(1.2)	6.6	6.2	5.5	6.1	7.0
Plant basis differences	(4.4)	(0.4)	(15.6)	(0.2)	(1.5)	(2.4)	(0.9)	(0.5)
Excess deferred tax amortization	(6.4)	(5.3)	(2.4)	(5.4)	(8.0)	(9.2)	(10.0)	(3.1)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(1.2)	—	(2.0)	(0.5)	(0.6)	(0.4)	(0.3)
Other	1.8	0.2	0.2	(0.3)	0.3	0.6	—	0.5
Effective income tax rate	8.7%	22.0%	2.0%	19.6%	17.4%	14.9%	15.7%	24.5%
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes
(d)For Exelon, the lower state income taxes, net of federal income tax expense, is primarily due to the long-term marginal state income tax rate change of $54 million.

	Nine Months Ended September 30, 2024(a)
	Exelon	ComEd(b)	PECO(c)	BGE(b)	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.8	7.7	(1.2)	6.3	6.5	6.2	6.2	7.4
Plant basis differences	(4.2)	(0.8)	(14.7)	(1.2)	(0.9)	(1.3)	(0.9)	0.1
Excess deferred tax amortization	(14.1)	(17.4)	(2.4)	(17.6)	(5.4)	(6.8)	(5.8)	(1.6)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.6)	(1.4)	—	(0.4)	(0.5)	(0.4)	(0.4)	(0.4)
Other	0.2	0.4	(0.2)	0.2	0.2	(0.1)	—	0.1
Effective income tax rate	8.0%	9.4%	2.5%	8.3%	20.8%	18.6%	20.0%	26.5%

	Nine Months Ended September 30, 2023(a)
	Exelon	ComEd	PECO(c)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit(d)	2.8	7.8	(1.3)	6.5	6.1	5.5	6.2	6.9
Plant basis differences	(4.3)	(0.4)	(15.5)	(0.5)	(1.6)	(2.5)	(1.0)	(0.5)
Excess deferred tax amortization	(6.6)	(5.5)	(2.4)	(5.4)	(7.7)	(9.2)	(9.4)	(2.6)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.7)	—	(0.7)	(0.6)	(0.7)	(0.4)	(0.3)
Other	1.5	0.1	0.1	0.2	0.3	0.6	—	0.3
Effective income tax rate	13.8%	22.2%	1.9%	21.0%	17.4%	14.7%	16.3%	24.7%
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
(d)For Exelon, the lower state income taxes, net of federal income tax expense, is primarily due to the long-term marginal state income tax rate change of $54 million.
Unrecognized Tax Benefits
Exelon, PHI and ACE have the following unrecognized tax benefits at September 30, 2024 and December 31, 2023. ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	Exelon(a)	PHI	ACE
September 30, 2024	$85	$38	$1
December 31, 2023	94	51	15
__________
(a)At September 30, 2024 and December 31, 2023, Exelon's unrecognized tax benefits is inclusive of $31 million related to Constellation's share of unrecognized tax benefits for periods prior to the separation. Exelon reflected an offsetting receivable of $31 million in Other deferred debits and other assets in the Consolidated Balance Sheet for these amounts.

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
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA provides that Exelon will reimburse Constellation when those allocated tax credit carryforwards are utilized. As of September 30, 2024, Exelon recorded a payable of $130 million and $201 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
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
On September 12, 2024, the U.S. Treasury issued proposed regulations providing further guidance addressing the implementation of CAMT. The proposed regulations are consistent with Exelon’s prior interpretation and therefore there are no financial statement impacts. Exelon will continue to monitor and assess the potential financial statement impacts of final regulations or other guidance when issued.
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

The following table presents the allocation of tax benefits from Exelon under the Tax Sharing Agreement, for the three and nine months ended September 30, 2024, and 2023.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes

	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2024	$30	$15	$14	$16	$9	$5	$2
September 30, 2023	$13	$19	$—	$10	$4	$—	$2
Allocation of Income Taxes to Regulated Utilities (All Registrants)
In Q2 2024, the IRS issued a series of private letter rulings (PLR), to another taxpayer, providing guidance with respect to the application of the tax normalization rules to the allocation of consolidated tax benefits among the members of a consolidated group associated with NOLC for ratemaking purposes. The rulings provide that for ratemaking purposes the tax benefit of NOLC should be reflected on a separate company basis not taking into consideration any payments received for the utilization of losses by other affiliates under a tax sharing agreement.
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
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following tables present the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and nine months ended September 30, 2024 and 2023.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Retirement Benefits

	Pension Benefits		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$43	$39	$6	$6
Interest cost	141	145	24	25
Expected return on assets	(184)	(189)	(21)	(21)
Amortization of:
Prior service cost (credit)	1	1	(2)	(2)
Actuarial loss	53	41	—	—
Settlement charges	—	18	—	—
Net periodic benefit cost	$54	$55	$7	$8

	Pension Benefits		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$125	$116	$20	$18
Interest cost	423	434	72	76
Expected return on assets	(552)	(566)	(63)	(63)
Amortization of:
Prior service cost (credit)	2	2	(6)	(7)
Actuarial loss (gain)	160	125	—	(1)
Settlement charges	—	18	—	—
Net periodic benefit cost	$158	$129	$23	$23
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Retirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension and OPEB Costs (Benefit)	2024	2023	2024	2023
Exelon	$61	$63	$181	$152
ComEd	17	6	53	19
PECO	(1)	(3)	(1)	(10)
BGE	14	14	45	42
PHI	25	25	71	74
Pepco	8	9	24	26
DPL	4	4	11	13
ACE	3	3	10	10
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
Savings Plan Employer Contributions	2024	2023	2024	2023
Exelon	$25	$27	$76	$74
ComEd	12	12	32	31
PECO	3	3	11	10
BGE	2	3	8	8
PHI	4	5	12	13
Pepco	1	1	3	3
DPL	1	1	3	3
ACE	1	1	2	2
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
__________
(a)See Note 3 — Regulatory Matters of the 2023 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material at September 30, 2024 and December 31, 2023.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate and Other Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. In addition, Exelon Corporate utilized interest rate swaps to manage interest rate exposure and manage potential fluctuations in Electric operating revenues at the corporate level in consolidation. These interest rate swaps are accounted for as economic hedges. A hypothetical 50 basis point change in the interest rates associated with Exelon's interest rate swaps as of September 30, 2024 would result in an immaterial impact to Exelon's Consolidated Net Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
Below is a summary of the interest rate hedge balances at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Mark-to-market derivative liabilities (noncurrent liabilities)	$(39)	—	$(39)
Total mark-to-market derivative liabilities	(39)	—	(39)
Total mark-to-market derivative net liabilities	$(39)	$—	$(39)

	December 31, 2023
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other current assets	$11	$1	$12
Total derivative assets	11	1	12
Mark-to-market derivative liabilities (current liabilities)	(24)	(22)	(46)
Total mark-to-market derivative liabilities	(24)	(22)	(46)
Total mark-to-market derivative net liabilities	$(13)	$(21)	$(34)
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings.
In February 2024, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $1.3 billion upon issuance of $1.7 billion of debt. See Note 9 – Debt and Credit Agreements for additional information on the debt issuance. Prior to the termination, the 2024 year-to-date AOCI derivative gain was $33 million (net of tax). The settlements resulted in a cash receipt of $30 million. The accumulated AOCI gain of $23 million (net of tax) is being amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the 5-year and 10-year terms of the swaps. During the third quarter of 2024, Exelon Corporate entered into $205 million notional of 5-year maturity floating-to-fixed swaps and $205 million notional of 10-year maturity floating-to-fixed swaps, for a total notional of $410 million designated as cash flow hedges. The following table provides the notional amounts outstanding held by Exelon at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
5-year maturity floating-to-fixed swaps	$602	$655
10-year maturity floating-to-fixed swaps	603	655
Total	$1,205	$1,310
The related AOCI derivative loss for the three and nine months ended September 30, 2024 was $29 million and $30 million (net of tax), respectively. The related AOCI derivative gain for the three and nine months ended September 30, 2023 was $22 million and $31 million (net of tax), respectively. See Note 13 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
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

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Income Statement Location	Gain (Loss)	Gain (Loss)
Electric operating revenues	$—	$(21)
Interest expense	—	1
Total	$—	$(20)
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties remained relatively consistent as of September 30, 2024 due to stable energy prices. The following table reflects the Registrants' cash collateral held from external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Exelon	$170	$148
ComEd	167	146
PECO(a)	—	—
BGE	1	1
PHI	2	1
Pepco(b)	—	1
DPL	2	—
ACE(a)	—	—
__________
(a)PECO and ACE had less than one million in cash collateral held with external parties at September 30, 2024 and December 31, 2023.
(b)Pepco had less than one million in cash collateral held with external parties at September 30, 2024.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of September 30, 2024, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of September 30, 2024, they could have been required to post collateral to their counterparties of $18 million, $37 million, and $9 million, respectively.

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
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at September 30, 2024 and December 31, 2023.

	Outstanding Commercial Paper at		Average Interest Rate on Commercial Paper Borrowings at
Commercial Paper Issuer	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Exelon(a)	$531	$1,624	4.94%	5.58%
ComEd	$73	$202	4.90%	5.53%
PECO	$—	$165	—%	5.57%
BGE	$—	$336	—%	5.59%
PHI(b)	$218	$394	4.94%	5.60%
Pepco	$49	$132	4.93%	5.59%
DPL	$—	$63	—%	5.60%
ACE	$169	$199	4.94%	5.60%
__________
(a)Exelon Corporate had $240 million and $527 million in outstanding commercial paper borrowings at September 30, 2024 and December 31, 2023, respectively.
(b)Represents the consolidated amounts of Pepco, DPL, and ACE.
Revolving Credit Agreements
On August 29, 2024, Exelon Corporate and each of the Utility Registrants amended and restated their respective syndicated revolving credit facility, extending the maturity date to August 29, 2029. The following table reflects the credit agreements:

Borrower	Aggregate Bank Commitment	Interest Rate
Exelon Corporate	$900	SOFR plus 1.275%
ComEd	$1,000	SOFR plus 1.000%
PECO	$600	SOFR plus 0.900%
BGE	$600	SOFR plus 0.900%
Pepco	$300	SOFR plus 1.075%
DPL	$300	SOFR plus 1.000%
ACE	$300	SOFR plus 1.000%
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of September 30, 2024.
The Utility Registrants have credit facility agreements, arranged at minority and community banks, which may be utilized to issue letters of credit. The facility agreements have aggregate commitments of $40 million, $40 million, $15 million, $15 million, $15 million, and $15 million, at ComEd, PECO, BGE, Pepco, DPL, and ACE, respectively. These facilities expire on October 3, 2025.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
Long-Term Debt
Issuance of Long-Term Debt
During the nine months ended September 30, 2024, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Notes	5.15%	March 15, 2029	$650	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
Exelon	Notes	5.45%	March 15, 2034	$650	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
Exelon	Notes	5.60%	March 15, 2053	$400	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
ComEd	First Mortgage Bonds	5.30%	June 1, 2034	$400	Repay existing indebtedness, repay outstanding commercial paper obligations, and to fund other general corporate purposes.
ComEd	First Mortgage Bonds	5.65%	June 1, 2054	$400	Repay existing indebtedness, repay outstanding commercial paper obligations, and to fund other general corporate purposes.
PECO	First Mortgage Bonds	5.25%	September 15, 2054	$575	Refinance outstanding commercial paper and for general corporate purposes
BGE	Notes	5.30%	June 1, 2034	$400	Repay outstanding commercial paper obligations and for general corporate purposes
BGE	Notes	5.65%	June 1, 2054	$400	Repay outstanding commercial paper obligations and for general corporate purposes
Pepco	First Mortgage Bonds	5.20%	March 15, 2034	$375	Refinance existing indebtedness, refinance outstanding commercial paper obligations, and for general corporate purposes.
Pepco	First Mortgage Bonds	5.50%	March 15, 2054	$300	Refinance existing indebtedness, refinance outstanding commercial paper obligations, and for general corporate purposes.
DPL	First Mortgage Bonds	5.24%	March 20, 2034	$100	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.55%	March 20, 2054	$75	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	5.55%	March 20, 2054	$75	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	5.29%	August 28, 2034	$75	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	5.49%	August 28, 2039	$100	Repay existing indebtedness and for general corporate purposes.
Debt Covenants
As of September 30, 2024, the Registrants are in compliance with debt covenants.

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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of September 30, 2024 and December 31, 2023. The Registrants have no financial liabilities measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	September 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$44,655	$—	$37,642	$3,937	$41,579	$41,095	$—	$33,804	$3,442	$37,246
ComEd	12,028	—	10,957	—	10,957	11,486	—	10,210	—	10,210
PECO	5,703	—	5,156	—	5,156	5,134	—	4,562	—	4,562
BGE	5,395	—	5,021	—	5,021	4,602	—	4,145	—	4,145
PHI	9,135	—	4,333	3,937	8,270	8,648	—	4,160	3,442	7,602
Pepco	4,362	—	2,638	1,634	4,272	4,096	—	2,311	1,600	3,911
DPL	2,221	—	667	1,329	1,996	2,080	—	694	1,134	1,828
ACE	1,935	—	809	974	1,783	1,833	—	939	708	1,647
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$—	$409	$409	$390	$—	$—	$390	$390
ComEd	206	—	—	215	215	205	—	—	208	208
PECO	184	—	—	194	194	184	—	—	182	182
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at September 30, 2024 and December 31, 2023. Exelon and the Utility Registrants have immaterial and no financial assets or liabilities measured using the NAV practical expedient, respectively:
Exelon

	At September 30, 2024				At December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$861	$—	$—	$861	$618	$—	$—	$618
Rabbi trust investments
Cash equivalents	93	—	—	93	67	—	—	67
Mutual funds	62	—	—	62	53	—	—	53
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	70	22	92	—	61	43	104
Rabbi trust investments subtotal	155	77	22	254	120	68	43	231
Interest rate derivative assets
Derivatives designated as hedging instruments	—	—	—	—	—	11	—	11
Economic hedges	—	—	—	—	—	1	—	1
Interest rate derivative assets subtotal	—	—	—	—	—	12	—	12
Total assets	1,016	77	22	1,115	738	80	43	861
Liabilities
Commodity derivative liabilities	—	—	(165)	(165)	—	—	(133)	(133)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	(39)	—	(39)	—	(24)	—	(24)
Economic hedges	—	—	—	—	—	(22)	—	(22)
Interest rate derivative liabilities subtotal	—	(39)	—	(39)	—	(46)	—	(46)
Deferred compensation obligation	—	(75)	—	(75)	—	(75)	—	(75)
Total liabilities	—	(114)	(165)	(279)	—	(121)	(133)	(254)
Total net assets (liabilities)	$1,016	$(37)	$(143)	$836	$738	$(41)	$(90)	$607
__________
(a)Exelon excludes cash of $205 million and $334 million at September 30, 2024 and December 31, 2023, respectively, and restricted cash of $167 million and $149 million at September 30, 2024 and December 31, 2023, respectively, and includes long-term restricted cash of $65 million and $174 million at September 30, 2024 and December 31, 2023, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
At September 30, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$403	$—	$—	$403	$18	$—	$—	$18	$313	$—	$—	$313
Rabbi trust investments
Mutual funds	—	—	—	—	11	—	—	11	10	—	—	10
Life insurance contracts	—	—	—	—	—	21	—	21	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	11	21	—	32	10	—	—	10
Total assets	403	—	—	403	29	21	—	50	323	—	—	323
Liabilities
Commodity derivative liabilities(b)	—	—	(165)	(165)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(9)	—	(9)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(9)	(165)	(174)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$403	$(9)	$(165)	$229	$29	$14	$—	$43	$323	$(4)	$—	$319

	ComEd				PECO				BGE
At December 31, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$453	$—	$—	$453	$9	$—	$—	$9	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	9	—	—	9	9	—	—	9
Life insurance contracts	—	—	—	—	—	18	—	18	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	9	18	—	27	9	—	—	9
Total assets	453	—	—	453	18	18	—	36	9	—	—	9
Liabilities
Commodity derivative liabilities(b)	—	—	(133)	(133)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(8)	—	(8)	—	(4)	—	(4)
Total liabilities	—	(8)	(133)	(141)	—	(8)	—	(8)	—	(4)	—	(4)
Total net assets (liabilities)	$453	$(8)	$(133)	$312	$18	$10	$—	$28	$9	$(4)	$—	$5
__________
(a)ComEd excludes cash of $84 million and $86 million at September 30, 2024 and December 31, 2023, respectively, and restricted cash of $167 million and $147 million at September 30, 2024 and December 31, 2023, respectively. Additionally, ComEd includes long-term restricted cash of $65 million and $174 million at September 30, 2024 and December 31, 2023, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO excludes cash of $19 million and $42 million at September 30, 2024 and December 31, 2023, respectively. BGE excludes

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
cash of $18 million and $47 million at September 30, 2024 and December 31, 2023, respectively, and restricted cash of zero and $1 million at September 30, 2024 and December 31, 2023, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $25 million and $140 million, respectively, at September 30, 2024 and $27 million and $106 million, respectively, at December 31, 2023 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	At September 30, 2024				At December 31, 2023
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$74	$—	$—	$74	$107	$—	$—	$107
Rabbi trust investments
Cash equivalents	90	—	—	90	64	—	—	64
Mutual funds	9	—	—	9	9	—	—	9
Fixed income	—	7	—	7	—	7	—	7
Life insurance contracts	—	23	21	44	—	21	41	62
Rabbi trust investments subtotal	99	30	21	150	73	28	41	142
Total assets	173	30	21	224	180	28	41	249
Liabilities
Deferred compensation obligation	—	(11)	—	(11)	—	(13)	—	(13)
Total liabilities	—	(11)	—	(11)	—	(13)	—	(13)
Total net assets	$173	$19	$21	$213	$180	$15	$41	$236

	Pepco				DPL				ACE
At September 30, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$21	$—	$—	$21	$3	$—	$—	$3	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	90	—	—	90	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	21	44	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	90	23	21	134	—	—	—	—	—	—	—	—
Total assets	111	23	21	155	3	—	—	3	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$111	$22	$21	$154	$3	$—	$—	$3	$—	$—	$—	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
At December 31, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$23	$—	$—	$23	$1	$—	$—	$1	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	63	—	—	63	—	—	—	—	—	—	—	—
Life insurance contracts	—	21	41	62	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	63	21	41	125	—	—	—	—	—	—	—	—
Total assets	86	21	41	148	1	—	—	1	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$86	$20	$41	$147	$1	$—	$—	$1	$—	$—	$—	$—
__________
(a)PHI excludes cash of $48 million and $96 million at September 30, 2024 and December 31, 2023, respectively, and restricted cash of zero and $1 million at September 30, 2024 and December 31, 2023, respectively. Pepco excludes cash of $19 million and $48 million at September 30, 2024 and December 31, 2023, respectively, and restricted cash of zero and $1 million at September 30, 2024 and December 31, 2023, respectively. DPL excludes cash of $7 million and $15 million at September 30, 2024 and December 31, 2023, respectively. ACE excludes cash of $17 million and $21 million at September 30, 2024 and December 31, 2023, respectively.

Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2024 and 2023:

	Exelon	ComEd		PHI and Pepco
Three Months Ended September 30, 2024	Total	Commodity Derivatives		Life Insurance Contracts
Balance at June 30, 2024	$(116)	$(139)		$22
Total realized / unrealized gains (losses)
Included in net income(a)	—	—		—
Included in regulatory assets/liabilities	(26)	(26)	(b)	—
Purchases, sales, and settlements
Settlements	(1)	—		(1)
Balance at September 30, 2024	$(143)	$(165)	(c)	$21
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2024	$—	$—		$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Exelon	ComEd		PHI and Pepco
Three Months Ended September 30, 2023	Total	Commodity Derivatives		Life Insurance Contracts
Balance at June 30, 2023	$(91)	$(133)		$42
Total realized / unrealized gains (losses)
Included in net income(a)	—	—		(2)
Included in regulatory assets/liabilities	(1)	(1)	(b)	—
Balance at September 30, 2023	$(92)	$(134)		$40
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2023	$—	$—		$(2)

	Exelon	ComEd		PHI and Pepco
Nine Months Ended September 30, 2024	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2023	$(90)	$(133)		$41
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		2
Included in regulatory assets/liabilities	(32)	(32)	(b)	—
Purchases, sales, and settlements
Settlements	(22)	—		(22)
Balance at September 30, 2024	$(143)	$(165)	(c)	$21
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2024	$2	$—		$2

	Exelon	ComEd		PHI and Pepco
Nine Months Ended September 30, 2023	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2022	$(44)	$(84)		$40
Total realized / unrealized gains (losses)
Included in net income(a)	2	—		—
Included in regulatory assets/liabilities	(50)	(50)	(b)	—
Balance at September 30, 2023	$(92)	$(134)		$40
The amount of total gains included in income attributed to the change in unrealized gain related to assets and liabilities at September 30, 2023	$2	$—		$—
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $31 million of decreases in fair value and an increase for realized gains due to settlements of $5 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended September 30, 2024. Includes $5 million of decreases in fair value and an increase for realized gains due to settlements of $4 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended September 30, 2023. Includes $60 million of decreases in fair value and an increase for realized gains due to settlements of $28 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the nine months ended September 30, 2024. Includes $73 million of decreases in fair value and an increase for realized gains due to settlements of $23 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the nine months ended September 30, 2023.
(c)The balance of the current and noncurrent asset was effectively zero as of September 30, 2024. The balance consists of a current and noncurrent liability of $25 million and $140 million, respectively, as of September 30, 2024.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Commodity Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at September 30, 2024	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	2024 Range & Arithmetic Average				2023 Range & Arithmetic Average
Commodity derivatives	$(165)	$(133)	Discounted Cash Flow	Forward power price(a)	$22.68	-	$55.35	$36.45	$30.27	-	$73.71	$43.35
________
(a)An increase to the forward power price would increase the fair value.

11. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 18 — Commitments and Contingencies of the 2023 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at September 30, 2024:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	30	27	24	2	1
__________
(a)Remaining commitments extend through 2026 and include escrow funds, charitable contributions, and rate credits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments at September 30, 2024, representing commitments potentially triggered by future events, were as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies

		Expiration within
	Total	2024	2025	2026	2027	2028	2029 and beyond
Exelon
Letters of credit(a)	$54	$11	$43	$—	$—	$—	$—
Surety bonds(b)	195	86	107	—	2	—	—
Financing trust guarantees(c)	378	—	—	—	—	78	300
Guaranteed lease residual values(d)	26	—	2	5	4	6	9
Total commercial commitments	$653	$97	$152	$5	$6	$84	$309

ComEd
Letters of credit(a)	$17	$4	$13	$—	$—	$—	$—
Surety bonds(b)	36	5	29	—	2	—	—
Financing trust guarantees(c)	200	—	—	—	—	—	200
Total commercial commitments	$253	$9	$42	$—	$2	$—	$200

PECO
Letters of credit(a)	$4	$—	$4	$—	$—	$—	$—
Surety bonds(b)	2	—	2	—	—	—	—
Financing trust guarantees(c)	178	—	—	—	—	78	100
Total commercial commitments	$184	$—	$6	$—	$—	$78	$100

BGE
Letters of credit(a)	$27	$6	$21	$—	$—	$—	$—
Surety bonds(b)	3	1	2	—	—	—	—
Total commercial commitments	$30	$7	$23	$—	$—	$—	$—

PHI
Letters of credit(a)	$3	$—	$3	$—	$—	$—	$—
Surety bonds(b)	97	76	21	—	—	—	—
Guaranteed lease residual values(d)	26	—	2	5	4	6	9
Total commercial commitments	$126	$76	$26	$5	$4	$6	$9

Pepco
Letters of credit(a)	$2	$—	$2	$—	$—	$—	$—
Surety bonds(b)	85	71	14	—	—	—	—
Guaranteed lease residual values(d)	9	—	1	2	1	2	3
Total commercial commitments	$96	$71	$17	$2	$1	$2	$3

DPL
Letters of credit(a)	$1	$—	$1	$—	$—	$—	$—
Surety bonds(b)	7	3	4	—	—	—	—
Guaranteed lease residual values(d)	10	—	1	2	2	2	3
Total commercial commitments	$18	$3	$6	$2	$2	$2	$3

ACE
Surety bonds(b)	$5	$2	$3	$—	$—	$—	$—
Guaranteed lease residual values(d)	7	—	—	1	1	2	3
Total commercial commitments	$12	$2	$3	$1	$1	$2	$3
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
(c)Reflects guarantee of ComEd and PECO securities held by ComEd Financing III, PECO Trust III, and PECO Trust IV.
(d)Represents the maximum potential obligation in the event the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 9 years. The maximum potential obligation at the end of the minimum lease term would be $60 million guaranteed by Exelon and PHI, of which $21 million, $22 million, and $17 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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
During the third quarter of 2024, ComEd and PECO completed an annual study of their future estimated MGP remediation requirements. The study resulted in increases of $13 million and $4 million to the environmental liability and related Regulatory asset for ComEd and PECO, respectively. The increases were primarily due to increased costs resulting from inflation and changes in remediation plans.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
At September 30, 2024 and December 31, 2023, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	September 30, 2024		December 31, 2023
	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation
Exelon	$410	$328	$428	$338
ComEd	290	289	303	302
PECO	31	28	27	25
BGE	14	11	14	11
PHI	75	—	81	—
Pepco	73	—	79	—
DPL	1	—	1	—
ACE	1	—	1	—
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
On July 15, 2022, Pepco received a letter from the District of Columbia's Office of the Attorney General (D.C. OAG) on behalf of the DOEE conveying a settlement offer to resolve all PRPs' liability to the District of Columbia (District) for their past costs and their anticipated future costs to complete the work for the Interim ROD. Pepco responded on July 27, 2022 agreeing to enter into settlement discussions. On October 3, 2023, Pepco and the District entered into another consent decree (the “Anacostia River Consent Decree”) pursuant to which Pepco agreed to pay $47 million to resolve its liability to the District for all past costs to perform the riverwide RI/FS and all future costs to complete the work required by the Interim ROD. This amount was agreed to be paid in four equal annual installments beginning a year after the effective date of the Anacostia River Consent Decree. The funds will be deposited into the DOEE’s Clean Land Fund for the District’s costs of the Interim ROD work. The Anacostia River Consent Decree caps Pepco’s liability for these costs and provides Pepco with the right to seek contributions from other potentially responsible parties. The Anacostia River Consent Decree was signed by the judge for the U.S. District Court for the District of Columbia and became effective on April 11, 2024. Exelon, PHI, and Pepco have accrued a liability for Pepco’s payment obligations under the Anacostia Consent Decree and management's best estimate of its share of any other future Anacostia River response costs. Pepco has concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
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
•Three putative class action lawsuits against ComEd and Exelon were filed in Illinois state court in the third quarter of 2020 seeking restitution and compensatory damages on behalf of ComEd customers. The cases were consolidated into a single action in October of 2020. In 2021, the plaintiffs that filed the class action lawsuits in federal court (“federal plaintiffs”) refiled their dismissed state law claims in state court. ComEd and Exelon moved to dismiss both lawsuits. The court dismissed the original consolidated state court lawsuit in December 2021 and dismissed the federal plaintiffs’ refiled claims in February 2022. Both sets of plaintiffs appealed their dismissals, and the appeals were consolidated in March 2022. On September 8, 2023, the appellate court affirmed the dismissals. On December 22, 2023, plaintiffs collectively filed a petition for leave to appeal to the Illinois Supreme Court, which ComEd and Exelon responded to on January 12, 2024. On March 27, 2024, the Illinois Supreme Court denied plaintiffs' petition for leave to appeal. The dismissal of this action is final.
•On November 3, 2022, a plaintiff filed a putative class action complaint in Lake County, Illinois Circuit Court against ComEd and Exelon for unjust enrichment and deceptive business practices in connection with the conduct giving rise to the DPA. Plaintiff seeks an accounting and disgorgement of any benefits ComEd allegedly obtained from said conduct. ComEd and Exelon filed a motion to dismiss the Complaint on February 3, 2023. On June 16, 2023, the court granted ComEd and Exelon's motion to dismiss the action with prejudice. Plaintiff filed its notice of appeal of that dismissal on July 17, 2023. On April 12, 2024, the appellate court issued its decision affirming dismissal of the action. On June 3, 2024, plaintiff filed a petition for leave to appeal the dismissal to the Illinois Supreme Court, which is a discretionary appeal. ComEd and Exelon filed its response to that petition on July 19, 2024. On September 25, 2024, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal. The dismissal of this action is now final.
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
•Several shareholders have sent letters to the Exelon Board of Directors since 2020 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. Since that date, multiple parties have filed separate derivative lawsuits that were subsequently consolidated. On October 12, 2021, the parties filed an agreed motion to stay the litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. The stay was extended several times. Through mediation efforts, a settlement of the derivative claims was reached by the SLC, the Independent Review Committee of the Board (which had been formed in the third quarter of 2022, to ensure the Board’s consideration of any SLC recommendations would be independent and objective), the Board, and certain of the derivative shareholders. On June 16, 2023, the SLC filed a motion for preliminary approval of the settlement, attaching the Stipulation and Agreement of Settlement (Stipulation), which contained the terms of the proposed settlement. The proposed settlement terms include but are not limited to: a payment of $40 million to Exelon by Exelon’s insurers of which $10 million constitutes the attorneys’ fee award to be paid to the Settling Shareholders’ counsel; various compliance and disclosure-related reforms; and certain changes in Board and Committee composition. On June 30, 2023, the court granted the non-settling shareholders’ request for limited discovery into the settlement. Following that discovery, on October 26, 2023, the SLC filed its renewed motion for preliminary approval with supporting submissions filed by the Independent Review Committee, Exelon, and the Settling Shareholders on that same day. The parties briefing on preliminary approval was completed on January 18, 2024. On September 20, 2024, the court denied without prejudice the SLC’s motion for preliminary approval. The court’s order provides that if the SLC can substantiate or otherwise revise the attorneys’ fees aspect of the settlement, then the SLC can renew its motion for preliminary approval by October 21, 2024. Otherwise, the court directed the parties to file a joint status report by October 30, 2024, proposing next steps to advance the case. On October 21, 2024, the SLC filed its second renewed motion for preliminary approval, and the Settling Shareholders filed a brief in support of the SLC's second renewed motion for preliminary approval.

In August 2022, the ICC concluded its investigation initiated on August 12, 2021 into rate impacts of conduct admitted in the DPA, including the costs recovered from customers related to the DPA and Exelon's funding of the fine paid by ComEd. On August 17, 2022, the ICC issued its final order accepting ComEd's voluntary customer refund offer of approximately $38 million (of which about $31 million was ICC jurisdictional; the remaining balance was FERC jurisdictional) that resolved the question of whether customer funds were used for DPA related activities. The customer refund included the cost of every individual or entity that was either (i) identified in the DPA or (ii) identified by ComEd as an associate of the former Speaker of the Illinois House of Representatives in the ICC proceeding. The ICC’s DPA investigation is now closed. The ICC jurisdictional refund was made to customers during the April 2023 billing cycle, as required by the ICC. The FERC jurisdictional refund was completed as of May 2024 as part of ComEd's transmission formula rate update proceeding, submitted on May 12, 2023. The customer refund was not recovered in rates or charged to customers and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon.
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
12. Shareholders' Equity (Exelon)
At-the-Market Program
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of Common stock under the Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the Equity Distribution Agreement. In the fourth quarter 2023, Exelon issued approximately 3.6 million shares of Common stock at an average gross price of $39.58 per share. In the third quarter 2024, Exelon issued approximately 4.0 million shares of Common Stock at an average gross price of $37.60 per share. The net proceeds from the fourth quarter 2023 and third quarter 2024 issuances were $140 million and $147 million, respectively, which were used for general corporate purposes. As of September 30, 2024, $708 million of Common stock remained available for sale pursuant to the ATM program.
13. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following table presents changes in Exelon's AOCI, net of tax, by component:

Three Months Ended September 30, 2024	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at June 30, 2024	$27	$(739)	$(712)
OCI before reclassifications	(28)	—	(28)
Amounts reclassified from AOCI	(1)	5	4
Net current-period OCI	(29)	5	(24)
Balance at September 30, 2024	$(2)	$(734)	$(736)

Three Months Ended September 30, 2023	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at June 30, 2023	$17	$(647)	$(630)
OCI before reclassifications	22	(3)	19
Amounts reclassified from AOCI	(1)	16	15
Net current-period OCI	21	13	34
Balance at September 30, 2023	$38	$(634)	$(596)

Nine Months Ended September 30, 2024	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2023	$(3)	$(723)	$(726)
OCI before reclassifications	4	(26)	(22)
Amounts reclassified from AOCI	(3)	15	12
Net current-period OCI	1	(11)	(10)
Balance at September 30, 2024	$(2)	$(734)	$(736)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Changes in Accumulated Other Comprehensive Income

Nine Months Ended September 30, 2023	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2022	$2	$(640)	$(638)
OCI before reclassifications	37	(16)	21
Amounts reclassified from AOCI	(1)	22	21
Net current-period OCI	$36	$6	$42
Balance at September 30, 2023	$38	$(634)	$(596)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. See Note 14 — Retirement Benefits of the 2023 Form 10-K and Note 7 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	$(2)	$(5)	$(6)	$(7)
Pension and non-pension postretirement benefit plans valuation adjustments	—	1	8	5
Unrealized gains on cash flow hedges	10	(7)	—	(11)
14. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended September 30, 2024
Utility taxes(a)	$248	$80	$51	$25	$92	$84	$7	$1
Property	111	7	5	57	41	28	12	1
Payroll	33	9	4	5	7	2	1	—

Three Months Ended September 30, 2023
Utility taxes(a)	$244	$82	$50	$23	$89	$82	$6	$1
Property	104	9	4	53	38	25	12	1
Payroll	31	8	4	5	7	2	1	1

Nine Months Ended September 30, 2024
Utility taxes(a)	$695	$229	$134	$78	$254	$230	$21	$3
Property	323	25	14	164	119	81	35	2
Payroll	100	27	13	14	22	6	3	2

Nine Months Ended September 30, 2023
Utility taxes(a)	$665	$228	$128	$73	$236	$213	$20	$3
Property	300	27	12	153	108	73	34	1
Payroll	93	22	13	14	22	5	3	3
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended September 30, 2024
AFUDC — Equity	$38	$13	$7	$5	$12	$8	$3	$1
Non-service net periodic benefit cost	(13)	—	—	—	—	—	—	—

Three Months Ended September 30, 2023
AFUDC — Equity	$40	$7	$10	$4	$19	$15	$3	$1
Non-service net periodic benefit cost	(18)	—	—	—	—	—	—	—

Nine Months Ended September 30, 2024
AFUDC — Equity	$116	$32	$24	$18	$42	$32	$9	$1
Non-service net periodic benefit cost	(29)	—	—	—	—	—	—	—

Nine Months Ended September 30, 2023
AFUDC — Equity	$113	$25	$22	$11	$55	$42	$7	$6
Non-service net periodic benefit cost	(18)	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Depreciation, amortization, and accretion
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Nine Months Ended September 30, 2024
Property, plant, and equipment(a)	$2,168	$869	$308	$369	$581	$249	$162	$158
Amortization of regulatory assets and liabilities, net(a)	507	255	10	105	135	58	21	56
Amortization of intangible assets, net(a)	6	—	—	—	—	—	—	—
ARO accretion(b)	2	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$2,683	$1,124	$318	$474	$716	$307	$183	$214

Nine Months Ended September 30, 2023
Property, plant, and equipment(a)	$2,073	$815	$287	$381	$550	$232	$155	$145
Amortization of regulatory assets and liabilities, net(a)	537	230	10	106	191	97	27	67
Amortization of intangible assets, net(a)	6	—	—	—	—	—	—	—
ARO accretion(b)	—	—	—	—	—	—	—	—
Total depreciation and amortization	$2,616	$1,045	$297	$487	$741	$329	$182	$212
__________
(a)Included in Depreciation and amortization expense in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating and maintenance expense in Exelon's Consolidated Statements of Operations and Comprehensive Income.

	Other non-cash operating activities
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Nine Months Ended September 30, 2024
Pension and OPEB costs (benefit)	$181	$53	$(1)	$45	$71	$24	$11	$10
Allowance for credit losses	170	17	79	23	51	25	7	19
True-up adjustments to decoupling mechanisms and formula rates(a)	49	100	(3)	(28)	(20)	(42)	7	15
Amortization of operating ROU asset	28	—	—	5	19	4	6	2
AFUDC — Equity	(116)	(32)	(24)	(18)	(42)	(32)	(9)	(1)

Nine Months Ended September 30, 2023
Pension and OPEB costs (benefit)	$152	$19	$(10)	$41	$74	$26	$13	$10
Allowance for credit losses	86	4	31	4	47	27	9	11
True-up adjustments to decoupling mechanisms and formula rates(a)	(522)	(405)	(1)	(47)	(69)	(28)	(15)	(26)
Amortization of operating ROU asset	29	2	—	4	21	5	6	2
Change in environmental liabilities	37	—	—	—	37	37	—	—
AFUDC — Equity	(113)	(25)	(22)	(11)	(55)	(42)	(7)	(6)
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

	Cash, cash equivalents, and restricted cash
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at September 30, 2024
Cash and cash equivalents	$616	$109	$28	$330	$100	$20	$8	$17
Restricted cash and cash equivalents	552	481	9	—	22	20	2	—
Restricted cash included in Other deferred debits and other assets	65	65	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,233	$655	$37	$330	$122	$40	$10	$17

Balance at December 31, 2023
Cash and cash equivalents	$445	$110	$42	$47	$180	$48	$16	$21
Restricted cash and cash equivalents	482	402	9	1	24	24	—	—
Restricted cash included in Other deferred debits and other assets	174	174	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,101	$686	$51	$48	$204	$72	$16	$21

Balance at September 30, 2023
Cash and cash equivalents	$300	$79	$43	$15	$121	$31	$5	$14
Restricted cash and cash equivalents	435	360	9	1	25	25	1	—
Restricted cash included in Other deferred debits and other assets	212	212	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$947	$651	$52	$16	$146	$56	$6	$14

Balance at December 31, 2022
Cash and cash equivalents	$407	$67	$59	$43	$198	$45	$31	$72
Restricted cash and cash equivalents	566	327	9	24	175	54	121	—
Restricted cash included in Other deferred debits and other assets	117	117	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,090	$511	$68	$67	$373	$99	$152	$72
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2023 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at September 30, 2024
Compensation-related accruals(a)	$546	$165	$68	$70	$100	$28	$19	$12
Taxes accrued	203	89	19	28	101	89	15	5
Interest accrued	431	92	55	74	85	38	27	18

Balance at December 31, 2023
Compensation-related accruals(a)	$661	$206	$87	$81	$107	$27	$17	$12
Taxes accrued	221	204	96	75	137	116	30	10
Interest accrued	414	148	49	44	72	38	13	15
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.

Book Overdrafts (BGE)
Book overdrafts representing outstanding checks in excess of funds on deposit are included in Other current liabilities on the Registrants' Consolidated Balance Sheet. The balance of BGE's book overdrafts was $48 million and $9 million as of September 30, 2024 and December 31, 2023, respectively.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Exelon
BSC					$141	$162	$458	$502
PHISCO					27	25	85	74
ComEd
BSC	$102	$92	$306	$263	55	71	189	230
PECO
BSC	61	55	180	160	23	29	81	89
BGE
BSC	61	58	182	166	25	23	74	69
PHI
BSC	46	50	145	135	38	39	114	114
PHISCO	—	—	—	—	27	24	85	73
Pepco
BSC	29	30	92	85	16	13	51	41
PHISCO	28	31	94	91	12	9	36	30
DPL
BSC	19	19	58	54	11	12	36	32
PHISCO	24	24	75	73	8	7	25	22
ACE
BSC	16	16	48	45	9	13	24	39
PHISCO	23	23	71	67	7	7	24	20

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

Current Receivables from/Payables to Affiliates
The following tables present current Receivables from affiliates and current Payables to affiliates:
September 30, 2024

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$1	$—	$—	$—	$—	$57	$—	$58	$116
PECO	$—		—	—	—		30	—	6	36
BGE	1	—		—	—	—	32	—	15	48
PHI	—	—	—	—	—	—	6	1	10	17
Pepco	—	—	—		—	—	17	13	1	31
DPL	—	—	—	—		—	10	10	1	21
ACE	—	—	—	—	—		8	10	1	19
Other	3	—	—	—	—	5	—	—		8
Total	$4	$1	$—	$—	$—	$5	$160	$34	$92	$296
December 31, 2023

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$64	$—	$8	$72
PECO	$—		—	—	—	—	36	—	3	39
BGE	—	—		—	—	—	33	—	2	35
PHI	—	—	—	—	—	—	5	—	10	15
Pepco	—	—	—		—	—	17	14	1	32
DPL	—	1	—	—		—	12	11	1	25
ACE	—	1	—	1	1		11	11	—	25
Other	3	—	—	1	—	3	1	—		8
Total	$3	$2	$—	$2	$1	$3	$179	$36	$25	$251
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
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	September 30, 2024			December 31, 2023
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$206	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$206	$184	$390	$205	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders by Registrant for the three and nine months ended September 30, 2024 compared to the same period in 2023. For additional information regarding the financial results for the three and nine months ended September 30, 2024 and 2023, see the discussions of Results of Operations by Registrant.

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Exelon	$707	$700	$7	$1,813	$1,711	$102
ComEd	360	333	27	823	822	1
PECO	117	146	(29)	356	410	(54)
BGE	45	45	—	353	286	67
PHI	278	232	46	603	490	113
Pepco	140	120	20	323	249	74
DPL	55	43	12	156	128	28
ACE	83	71	12	133	122	11
Other(a)	(93)	(56)	(37)	(322)	(297)	(25)
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Net income attributable to common shareholders increased by $7 million and diluted earnings per average common share remained relatively consistent to the prior year at $0.70 primarily due to:
•Timing of distribution earnings at ComEd;
•Favorable impacts of rate increases at BGE and PHI;
•Higher return on regulatory assets at ComEd; and
•Lower storm costs at PHI.
The increases were partially offset by:

•Higher interest expense at PECO, BGE, and PHI;
•Higher credit loss expense at PECO and BGE;
•Higher depreciation and amortization expense at PECO and BGE;
•Lower electric distribution earnings from lower allowed ROE and the absence of a return on the pension asset at ComEd; and
•Lower carrying cost recovery related to the CMC regulatory asset at ComEd.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Net income attributable to common shareholders increased by $102 million and diluted earnings per average common share increased to $1.81 in 2024 from $1.72 in 2023 primarily due to:
•Favorable impacts of rate increases at BGE and PHI;
•Less unfavorable weather at PECO;
•Timing of distribution earnings at ComEd;
•Higher return on regulatory assets at ComEd;
•Favorable impacts of the multi-year plans including the recognition of the reconciliations at Pepco;
•Higher transmission peak load due to higher energy demand at ComEd; and
•Lower storm costs at PHI.
The increases were partially offset by:
•Higher interest expense at PECO, BGE, PHI, and Exelon Corporate;
•Higher credit loss expense at PECO, BGE, and PHI;
•Higher depreciation expense at PECO and PHI;
•Lower electric distribution earnings from lower allowed ROE and the absence of a return on the pension asset at ComEd;
•Higher storm costs at PECO and BGE; and
•Lower carrying cost recovery related to the CMC regulatory asset at ComEd.
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

The following table provides a reconciliation between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings for the three and nine months ended September 30, 2024 compared to the same period in 2023:

	Three Months Ended September 30,
	2024		2023
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$707	$0.70	$700	$0.70
Mark-to-market impact of economic hedging activities (net of taxes of $4)	—	—	12	—
Asset retirement obligation (net of taxes of $0 and $1, respectively)	—	—	(1)	—
Separation costs (net of taxes of $5)(a)	—	—	14	0.01
Cost management charge (net of taxes of $0)(b)	1	—	—	—
Income tax-related adjustments (entire amount represents tax expense)(c)	—	—	(54)	(0.05)
Adjusted (non-GAAP) operating earnings	$708	$0.71	$671	$0.67

	Nine Months Ended September 30,
	2024		2023
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$1,813	$1.81	$1,711	$1.72
Mark-to-market impact of economic hedging activities (net of taxes of $0 and $4)	—	—	14	0.01
Change in environmental liabilities (net of taxes of $0 and $8, respectively)	(1)	—	29	0.03
Asset retirement obligation (net of taxes of $0 and $1, respectively)	—	—	(1)	—
SEC matter loss contingency (net of taxes of $0)	—	—	46	0.05
Change in FERC audit liability (net of taxes of $13 and $4, respectively)	42	0.04	11	0.01
Separation costs (net of taxes of $7)(a)	—	—	19	0.02
Cost management charge (net of taxes of $3)(b)	10	0.01	—	—
Income tax-related adjustments (entire amount represents tax expense)(c)	—	—	(54)	(0.05)
Adjusted (non-GAAP) operating earnings	$1,865	$1.86	$1,774	$1.78
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
(c)In 2023, reflects the adjustment to state deferred income taxes dues to changes in forecasted apportionment.

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
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$501	8.905%	December 14, 2023	January 1, 2024
			$838	$810	8.905%	April 18, 2024	May 1, 2024
	April 21, 2023	Electric	$247	$259	8.91%	November 30, 2023	January 1, 2024
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - Maryland	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	March 15, 2024 (amended August 13, 2024)	Electric	$667	8.905%	December 2024
	April 26, 2024 (amended September 11, 2024)	Electric	$624	9.89%	Fourth quarter of 2024
PECO - Pennsylvania	March 28, 2024	Electric	$464	10.95%	Fourth quarter of 2024
		Natural Gas	$111	11.15%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	10.50%	Fourth quarter of 2024
DPL - Delaware	September 20, 2024	Natural Gas	$36	10.65%	First quarter of 2026
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
On July 27, 2023, FERC issued a final audit report which included, among other things, findings and recommendations related to ComEd's methodology regarding the allocation of certain overhead costs to capitalized construction costs under FERC regulations, including a suggestion that refunds may be due to customers for amounts collected in previous years. On August 28, 2023, ComEd filed a formal notice of the issues it contested within the audit report. On December 14, 2023, FERC appointed a settlement judge for the contested overhead allocation findings and set the matter for a trial-type hearing. That hearing process was held in abeyance while a formal settlement process, which began in February 2024, took place.

On July 30, 2024, ComEd reached an agreement in principle on the contested overhead allocation finding. As a result of the settlement process, ComEd recorded a charge for the probable disallowance of $70 million of certain currently capitalized construction costs to operating expenses, which are not expected to be recovered in future rates. The final settlement is subject to FERC approval. The existing loss estimate is reflected in Exelon and ComEd's financial statements as of September 30, 2024.
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
In March 2023, Exelon, ComEd, and PHI submitted three applications related to the Smart Grid Grants program under section 40107 of IIJA. These applications are focused on replacing existing Advanced Distribution Management Systems (ADMS) in support of distributed energy resources (DERs) and grid-edged technologies, strengthening interoperability and data architecture of systems in support of two-way power flows and accelerating advanced metering deployment in disadvantaged communities. In October 2023, ComEd’s project, Deployment of a Community-Oriented Interoperable Control Framework for Aggregating and Integrating Distributed Energy Resources and Other Grid-Edge Devices, was recommended by the Grid Deployment Office (GDO) for negotiation of a final award up to $50 million. This project will enable ComEd and its local partners to deploy the next generation of grid technologies that support the growth of solar and electric vehicles (EVs), while piloting new local workforce training initiatives to support job creation connected to the clean energy transition. The award negotiation process is complete and funding has been obligated.
In April 2023, ComEd, PECO, BGE, and PHI submitted seven applications related to the Grid Resilience Grants program under section 40101(c) of IIJA. These applications are broadly focused on improving grid resilience with an emphasis on disadvantaged communities, relief of capacity constraints and modernizing infrastructure, deployment of DER and microgrid technologies and providing improved resilience through storm hardening projects. In October 2023, PECO’s project, Creating a Resilient, Equitable, and Accessible Transformation in Energy for Greater Philadelphia (CREATE), was recommended by the GDO for negotiation of a final award up to $100 million. This project will support critical electric infrastructure investments to help reduce the impact of extreme weather and historic flooding on the Registrants' electric distribution system. The award negotiation process is complete and funding has been obligated.
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

In November 2023, the GDO announced up to $3.9 billion available through the second-round funding opportunity of the Grid Resilience and Innovation Partnerships (GRIP) Program for fiscal years 2024 and 2025. This funding opportunity focuses on projects that will improve electric transmission by increasing funding and advancing interconnection processes for faster build out of energy projects, create comprehensive solutions that link grid communications systems and operations to increase resilience and reduce power outages and threats, and deploy advanced technologies such as distributed energy resources and battery systems to provide essential grid services to ensure American communities across the country have access to affordable, reliable, clean electricity. In March 2024, Exelon, BGE, PHI, Pepco, DPL, and ACE submitted five applications for Topic Area 2 (Smart Grid Grants). These applications focus on improving resilience of the electric grid and deployment of technologies to enhance grid flexibility and deliver benefits to customers across the Exelon footprint.
In October 2024, Exelon’s project, Renewable-Aware Distribution Operations: Pioneering a cleaner future for all our communities, and BGE’s project, Baltimore Interconnection Readiness & Deployment of Storage (BIRDS), were recommended by the GDO for negotiation of a final award up to $100 million and $50 million, respectively. The Exelon project will deploy advanced Distribution Energy Resource Management System (DERMS) capabilities and pilot technology to increase the flexibility, efficiency, reliability, and resilience of its distribution network. BGE’s project will facilitate a programmatic approach to a flexible and decentralized energy distribution grid while setting an automated and digitized framework for unlocking future clean energy investments. The GDO has indicated the negotiation process is expected to take a minimum of 120 days.
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
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of September 30, 2024, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2023. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2023 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended September 30,		(Unfavorable) Favorable Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Operating revenues	$2,229	$2,268	$(39)	$6,403	$5,836	$567
Operating expenses
Purchased power	835	896	61	2,504	2,068	(436)
Operating and maintenance	410	385	(25)	1,277	1,077	(200)
Depreciation and amortization	387	357	(30)	1,124	1,045	(79)
Taxes other than income taxes	99	100	1	287	282	(5)
Total operating expenses	1,731	1,738	7	5,192	4,472	(720)
Gain on sales of assets	—	—	—	5	—	5
Operating income	498	530	(32)	1,216	1,364	(148)
Other income and (deductions)
Interest expense, net	(128)	(119)	(9)	(374)	(357)	(17)
Other, net	26	16	10	66	50	16
Total other income and (deductions)	(102)	(103)	1	(308)	(307)	(1)
Income before income taxes	396	427	(31)	908	1,057	(149)
Income taxes	36	94	58	85	235	150
Net income	$360	$333	$27	$823	$822	$1
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Net income increased by $27 million as compared to the same period in 2023, primarily due to timing of distribution earnings, higher distribution rate base, and higher return on regulatory assets. These were partially offset by a lower allowed distributions ROE, the absence of a return on the pension asset within distribution earnings, and lower carrying cost recovery related to the CMC regulatory asset.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Net income increased by $1 million as compared to the same period in 2023, primarily due to timing of distribution earnings, higher distribution rate base, higher return on regulatory assets, and higher transmission peak load. These were partially offset by a lower allowed distribution ROE, the absence of a return on the pension asset within distribution earnings, and lower carrying cost recovery related to the CMC regulatory asset.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Increase (Decrease)	Increase
Distribution	$46	$189
Transmission	19	76
Energy efficiency	13	43
Other	16	14
	94	322
Regulatory required programs	(133)	245
Total (decrease) increase	$(39)	$567
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms.

ComEd
Distribution Revenue. Distribution revenues were under a performance-based formula rate through 2023. Starting in 2024, distribution revenues are under a MRP. Both the performance-based formula rate and the MRP require annual reconciliations of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred with certain limitations for the MRP reconciliations. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenues increased for the three and nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to differences in the timing of distribution earnings and higher rate base, partially offset by lower allowed ROE and the absence of a return on the pension asset.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak load, which is updated annually in January based on the prior calendar year. Transmission revenues increased for the three and nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to higher fully recoverable costs, higher peak load, and the impacts of higher rate base.
Energy Efficiency Revenue. Energy efficiency revenues are under a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred in a given year. Energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenues increased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenues increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2023, which primarily reflects increased mutual assistance revenues associated with storm restoration efforts.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The $61 million decrease and $436 million increase in Purchased power expense for the three and nine months ended September 30, 2024 compared to the same periods in 2023, respectively, is offset in Operating revenues as part of regulatory required programs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials(a)	$9	$81
BSC costs	10	43
Pension and non-pension postretirement benefits expense	6	18
Storm-related costs	(7)	(4)
Other(b)	(5)	77
	13	215
Regulatory required programs(c)	12	(15)
Total increase	$25	$200
__________
(a)Primarily reflects an updated rate of capitalization of certain overhead costs.
(b)Primarily reflects the reclassification and increase of the FERC audit liability during the current year and an increase in credit loss expense. See Note 2 — Regulatory Matters for additional information regarding the FERC audit liability.
(c)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Increase	Increase
Depreciation and amortization(a)	$20	$53
Regulatory asset amortization(b)	10	26
Total increase	$30	$79
__________
(a)Reflects ongoing capital expenditures.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Effective income tax rates were 9.1% and 22.0% for the three months ended September 30, 2024 and 2023, respectively, and 9.4% and 22.2% for the nine months ended September 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended September 30,		(Unfavorable) Favorable Variance	Nine Months Ended September 30,		(Unfavorable) Favorable Variance
	2024	2023		2024	2023
Operating revenues	$1,030	$1,037	$(7)	$2,975	$2,977	$(2)
Operating expenses
Purchased power and fuel	386	411	25	1,113	1,197	84
Operating and maintenance	313	277	(36)	876	786	(90)
Depreciation and amortization	108	100	(8)	318	297	(21)
Taxes other than income taxes	61	59	(2)	164	156	(8)
Total operating expenses	868	847	(21)	2,471	2,436	(35)
Gain on sales of assets	—	—	—	4	—	4
Operating income	162	190	(28)	508	541	(33)
Other income and (deductions)
Interest expense, net	(58)	(52)	(6)	(170)	(149)	(21)
Other, net	9	11	(2)	27	26	1
Total other income and (deductions)	(49)	(41)	(8)	(143)	(123)	(20)
Income before income taxes	113	149	(36)	365	418	(53)
Income taxes	(4)	3	7	9	8	(1)
Net income	$117	$146	$(29)	$356	$410	$(54)
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Net income decreased by $29 million, due to an increase in credit loss expense, interest expense, and depreciation expense.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Net income decreased by $54 million, due to an increase in credit loss expense, interest expense, depreciation expense, and storm costs, partially offset by an increase in revenue as a result of less unfavorable weather impact relative to the same period last year.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	(Decrease) Increase			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$—	$—	$—	$57	$13	$70
Volume	3	1	4	11	—	11
Pricing	14	2	16	12	—	12
Transmission	(11)	—	(11)	4	—	4
Other	4	1	5	(3)	(3)	(6)
	10	4	14	81	10	91
Regulatory required programs	(20)	(1)	(21)	(28)	(65)	(93)
Total decrease	$(10)	$3	$(7)	$53	$(55)	$(2)
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended September 30, 2024 compared to the same period in 2023, Operating revenues related to weather remained consistent in PECO's service territory. During the nine months ended September 30, 2024 compared to the same period in 2023, Operating revenues related to weather increased due to less unfavorable weather conditions in PECO's service territory.

PECO
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three and nine months ended September 30, 2024 compared to the same period in 2023 and normal weather consisted of the following:

	Three Months Ended September 30,			% Change
PECO Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	1	18	21	(94.4)%	(95.2)%
Cooling Degree-Days	1,062	1,064	1,038	(0.2)%	2.3%
	Nine Months Ended September 30,			% Change
	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	2,441	2,236	2,853	9.2%	(14.4)%
Cooling Degree-Days	1,599	1,297	1,430	23.3%	11.8%
Volume. Electric volume, exclusive of the effects of weather, for the three months ended September 30, 2024 compared to the same period in 2023, remained relatively consistent. Electric volume, exclusive of the effects of weather, for the nine months ended September 30, 2024 compared to the same period in 2023, increased due to customer load growth. Natural gas volume for the three and nine months ended September 30, 2024 compared to the same period in 2023, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2024	2023			2024	2023
Residential	4,146	4,134	0.3%	0.2%	10,897	10,186	7.0%	0.7%
Small commercial & industrial	2,129	2,070	2.9%	2.8%	5,876	5,616	4.6%	1.5%
Large commercial & industrial	3,768	3,830	(1.6)%	(1.5)%	10,531	10,398	1.3%	—%
Public authorities & electric railroads	156	152	2.6%	2.0%	470	464	1.3%	1.3%
Total electric retail deliveries(a)	10,199	10,186	0.1%	0.1%	27,774	26,664	4.2%	0.6%

	At September 30,
Number of Electric Customers	2024	2023
Residential	1,529,205	1,531,168
Small commercial & industrial	155,126	155,932
Large commercial & industrial	3,156	3,111
Public authorities & electric railroads	10,716	10,416
Total	1,698,203	1,700,627
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

PECO

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2024	2023			2024	2023
Residential	2,359	2,134	10.5%	13.4%	25,779	23,697	8.8%	1.5%
Small commercial & industrial	1,933	1,939	(0.3)%	1.4%	14,742	14,381	2.5%	(3.3)%
Large commercial & industrial	1	4	(75.0)%	(4.6)%	17	39	(56.4)%	(9.4)%
Transportation	5,232	5,278	(0.9)%	(2.5)%	17,248	17,482	(1.3)%	(3.0)%
Total natural gas retail deliveries(a)	9,525	9,355	1.8%	1.9%	57,786	55,599	3.9%	(1.1)%

	At September 30,
Number of Natural Gas Customers	2024	2023
Residential	506,476	505,370
Small commercial & industrial	44,682	44,743
Large commercial & industrial	7	9
Transportation	643	629
Total	551,808	550,751
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three and nine months ended September 30, 2024 compared to the same period in 2023 increased primarily due to higher electric DSIC rates in PECO's service territories.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.
Other revenue primarily includes revenue related to late payment charges. Other revenue for the three and nine months ended September 30, 2024 compared to the same period in 2023 remained relatively consistent.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The decrease of $25 million and decrease of $84 million for the three and nine months ended September 30, 2024 compared to the same period in 2023, in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.

PECO
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Increase (Decrease)	Increase (Decrease)
Credit loss expense	$19	$47
BSC costs	6	19
Storm-related costs	(10)	13
Pension and non-pension postretirement benefit expense	2	5
Labor, other benefits, contracting and materials	5	—
Other	8	11
	30	95
Regulatory required programs	6	(5)
Total increase	$36	$90
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Increase	Increase
Depreciation and amortization(a)	$8	$21
Regulatory asset amortization	—	—
Total increase	$8	$21
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Interest expense, net increased $6 million and $21 million for the three and nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in interest rates and the issuance of debt in the third quarter of 2024.
Effective income tax rates were (3.5)% and 2.0% for the three months ended September 30, 2024 and 2023, respectively, and 2.5% and 1.9% for the nine months ended September 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Operating revenues	$1,044	$932	$112	$3,268	$2,986	$282
Operating expenses
Purchased power and fuel	420	380	(40)	1,228	1,145	(83)
Operating and maintenance	281	214	(67)	795	632	(163)
Depreciation and amortization	162	161	(1)	474	487	13
Taxes other than income taxes	86	80	(6)	254	239	(15)
Total operating expenses	949	835	(114)	2,751	2,503	(248)
Operating income	95	97	(2)	517	483	34
Other income and (deductions)
Interest expense, net	(57)	(47)	(10)	(159)	(135)	(24)
Other, net	11	6	5	27	14	13
Total other income and (deductions)	(46)	(41)	(5)	(132)	(121)	(11)
Income before income taxes	49	56	(7)	385	362	23
Income taxes	4	11	7	32	76	44
Net income	$45	$45	$—	$353	$286	$67
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Net Income remained consistent with favorable distribution rates, offset by an increase in credit loss expense, various operating expenses and interest expense.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Net Income increased $67 million primarily due to favorable distribution rates, partially offset by an increase in storm costs, credit loss expense, various operating expenses and interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$25	$23	$48	$68	$82	$150
Transmission	17	—	17	20	—	20
Other	2	1	3	3	(1)	2
	44	24	68	91	81	172
Regulatory required programs	45	(1)	44	176	(66)	110
Total increase	$89	$23	$112	$267	$15	$282
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

BGE

	At September 30,
Number of Electric Customers	2024	2023
Residential	1,215,873	1,208,230
Small commercial & industrial	115,032	115,557
Large commercial & industrial	13,206	13,007
Public authorities & electric railroads	260	264
Total	1,344,371	1,337,058

	At September 30,
Number of Natural Gas Customers	2024	2023
Residential	658,485	655,753
Small commercial & industrial	37,752	37,950
Large commercial & industrial	6,353	6,289
Total	702,590	699,992
Distribution Revenue increased for the three and nine months ended September 30, 2024, compared to the same period in 2023, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and nine months ended September 30, 2024, compared to the same period in 2023, primarily due to increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other Revenue remained relatively consistent for the three and nine months ended September 30, 2024 compared to the same period in 2023.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $40 million and $83 million for the three and nine months ended September 30, 2024 compared to the same period in 2023, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Decrease) Increase	Increase
Storm-related costs	(4)	6
BSC costs	3	16
Credit loss expense	11	19
Labor, other benefits, contracting, and materials	14	14
Other(a)	21	22
	45	77
Regulatory required programs(b)	22	86
Total increase	$67	$163
__________
(a)Primarily related to capital write-offs.
(b)Increase due to the cost recovery associated with EmPOWER Maryland. Please refer to 2023 10-K Note 3 — Regulatory Matters for additional information.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Decrease) Increase	(Decrease) Increase
Depreciation and amortization	$(7)	$(3)
Regulatory required programs(a)	(9)	(49)
Regulatory asset amortization	17	39
Total increase (decrease)	$1	$(13)
__________
(a)Decrease due to the cost recovery associated with EmPOWER Maryland. Please refer to 2023 10-K Note 3 — Regulatory Matters for additional information.

Interest expense, net increased by $10 million and $24 million for the three and nine months ended September 30, 2024 , respectively compared to the same period in 2023, primarily due to an increase in interest rates and the issuance of debt in the second quarter of 2024 and 2023.
Taxes other than income taxes increased by $6 million and $15 million for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023, primarily due to increased property taxes.
Other, net increased by $5 million and $13 million for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023, primarily due to increased interest income and higher AFUDC equity.
Effective income tax rates were 8.2% and 19.6% for the three months ended September 30, 2024 and 2023, respectively, and 8.3% and 21.0% for the nine months ended September 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three and nine months ended September 30, 2024 compared to the same period in 2023. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended September 30,		Favorable Variance	Nine Months Ended September 30,		Favorable Variance
	2024	2023		2024	2023
PHI	$278	$232	$46	$603	$490	$113
Pepco	140	120	20	323	249	74
DPL	55	43	12	156	128	28
ACE	83	71	12	133	122	11
Other(a)	—	(2)	2	(9)	(9)	—
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investment activities.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Net Income increased by $46 million primarily due to higher ACE and DPL Delaware electric distribution rates, favorable impacts of the Pepco Maryland multi-year plans, higher transmission rates at Pepco, and a decrease in storm costs and various operating expenses, partially offset by an increase in interest expense.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Net Income increased by $113 million primarily due to the favorable impacts of the Pepco Maryland multi-year plans including the recognition of the reconciliations, the absence of an increase in environmental liabilities at Pepco, higher ACE and DPL Delaware electric distribution rates, higher transmission rates at Pepco and DPL, and a decrease in storm costs and various operating expenses, partially offset by increases in interest expense and depreciation expense.

Pepco

Results of Operations — Pepco

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Operating revenues	$861	$822	$39	$2,320	$2,174	$146
Operating expenses
Purchased power	294	288	(6)	808	750	(58)
Operating and maintenance	140	149	9	392	440	48
Depreciation and amortization	102	112	10	307	329	22
Taxes other than income taxes	114	109	(5)	317	291	(26)
Total operating expenses	650	658	8	1,824	1,810	(14)
Operating income	211	164	47	496	364	132
Other income and (deductions)
Interest expense, net	(50)	(41)	(9)	(142)	(122)	(20)
Other, net	11	18	(7)	43	50	(7)
Total other income and (deductions)	(39)	(23)	(16)	(99)	(72)	(27)
Income before income taxes	172	141	31	397	292	105
Income taxes	32	21	(11)	74	43	(31)
Net income	$140	$120	$20	$323	$249	$74
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Net Income increased by $20 million primarily due to higher transmission rates, favorable impacts of the Maryland multi-year plans, customer growth, and decrease in storm costs, partially offset by increases in depreciation expense and interest expense.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Net Income increased by $74 million primarily due to the favorable impacts of the Maryland multi-year plans including the recognition of the reconciliations, the absence of an increase in environmental liabilities, higher transmission rates, customer growth, and decrease in storm costs partially offset by increases in depreciation expense and interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Increase	Increase (Decrease)
Distribution	$14	$30
Transmission	24	48
Other	1	(1)
	39	77

Regulatory required programs	—	69
Total increase	$39	$146
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

Pepco

	At September 30,
Number of Electric Customers	2024	2023
Residential	875,456	862,321
Small commercial & industrial	54,058	54,082
Large commercial & industrial	23,054	22,952
Public authorities & electric railroads	207	205
Total	952,775	939,560
Distribution Revenue increased for the three and nine months ended September 30, 2024 compared to the same period in 2023 primarily due to favorable impacts of the Maryland multi-year plans and customer growth.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and nine months ended September 30, 2024, compared to the same period in 2023, primarily due to increases in underlying costs and capital investments.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $6 million and $58 million for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

Pepco

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Decrease) Increase	Increase (Decrease)
BSC and PHISCO costs	$(3)	$11
Credit loss expense	(3)	(3)
Storm-related costs	(4)	(4)
Pension and non-pension postretirement benefits expense	—	(2)
Labor, other benefits, contracting and materials(a)	(7)	(36)
Pepco Maryland multi-year plan reconciliations(b)	(3)	(27)
Other (c)	—	(21)
	(20)	(82)

Regulatory required programs(d)	11	34
Total decrease	$(9)	$(48)
_________
(a)Primarily reflects the absence of an increase in environmental liabilities for the nine months ended September 30, 2024 compared to the same period in 2023.
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

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$7	$18
Regulatory asset amortization	—	—
Regulatory required programs	(17)	(40)
Total decrease	$(10)	$(22)
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased $5 million and $26 million for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023, primarily due to increases in utility taxes, which are offset in revenues, and property taxes.
Interest expense, net increased by $9 million and $20 million for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023, primarily due to increases in interest rates and the issuance of debt in 2023 and 2024.
Effective income tax rates were 18.6% and 14.9% for the three months ended September 30, 2024 and 2023, respectively, and 18.6% and 14.7% for the nine months ended September 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Operating revenues	$462	$450	$12	$1,343	$1,273	$70
Operating expenses
Purchased power and fuel	203	201	(2)	573	562	(11)
Operating and maintenance	92	104	12	284	278	(6)
Depreciation and amortization	62	62	—	183	182	(1)
Taxes other than income taxes	20	19	(1)	59	57	(2)
Total operating expenses	377	386	9	1,099	1,079	(20)
Operating income	85	64	21	244	194	50
Other income and (deductions)
Interest expense, net	(22)	(18)	(4)	(69)	(53)	(16)
Other, net	6	5	1	20	12	8
Total other income and (deductions)	(16)	(13)	(3)	(49)	(41)	(8)
Income before income taxes	69	51	18	195	153	42
Income taxes	14	8	(6)	39	25	(14)
Net income	$55	$43	$12	$156	$128	$28
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Net income increased $12 million primarily due to higher Delaware electric distribution rates, and a decrease in storm costs, partially offset by unfavorable weather conditions at Delaware electric service territories.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2024. Net income increased $28 million primarily due to higher Delaware electric distribution rates, favorable weather conditions at Delaware electric and natural gas service territories, and higher transmission rates, partially offset by an increase in interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	(Decrease) Increase			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(4)	$—	$(4)	$5	$4	$9
Volume	4	—	4	3	—	3
Distribution	12	1	13	34	3	37
Transmission	(2)	—	(2)	11	—	11
Other	1	—	1	3	—	3
	11	1	12	56	7	63
Regulatory required programs	2	(2)	—	41	(34)	7
Total increase (decrease)	$13	$(1)	$12	$97	$(27)	$70
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these

DPL

weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended September 30, 2024 compared to the same period in 2023, Operating revenues related to weather decreased due to unfavorable weather conditions in Delaware electric service territories. During the nine months ended September 30, 2024 compared to the same period in 2023, Operating revenues related to weather increased due to favorable weather conditions in Delaware electric and natural gas service territories.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in the Delaware electric service territory and a 30-year period in the Delaware natural gas service territory. The changes in heating and cooling degree days in the Delaware service territory for the three and nine months ended September 30, 2024, compared to same period in 2023 and normal weather consisted of the following:

	Three Months Ended September 30,			% Change
Delaware Electric Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	13	37	28	(64.9)%	(53.6)%
Cooling Degree-Days	856	996	920	(14.1)%	(7.0)%

	Nine Months Ended September 30,			% Change
Delaware Electric Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	2,620	2,306	2,924	13.6%	(10.4)%
Cooling Degree-Days	1,256	1,249	1,261	0.6%	(0.4)%

	Three Months Ended September 30,			% Change
Delaware Natural Gas Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	13	37	35	(64.9)%	(62.9)%

	Nine Months Ended September 30,			% Change
Delaware Natural Gas Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	2,620	2,306	2,993	13.6%	(12.5)%
Volume, exclusive of the effects of weather, increased for both the three and nine months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in customer usage and customer growth.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2024	2023			2024	2023
Residential	974	995	(2.1)%	6.3%	2,529	2,403	5.2%	1.9%
Small commercial & industrial	402	405	(0.7)%	3.2%	1,094	1,081	1.2%	(0.3)%
Large commercial & industrial	811	849	(4.5)%	(2.7)%	2,285	2,349	(2.7)%	(3.1)%
Public authorities & electric railroads	8	7	14.3%	12.4%	22	23	(4.3)%	(5.1)%
Total electric retail deliveries(a)	2,195	2,256	(2.7)%	2.3%	5,930	5,856	1.3%	(0.5)%

DPL

	At September 30,
Number of Total Electric Customers (Maryland and Delaware)	2024	2023
Residential	489,634	484,425
Small commercial & industrial	64,626	64,101
Large commercial & industrial	1,267	1,245
Public authorities & electric railroads	598	593
Total	556,125	550,364
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2024	2023			2024	2023
Residential	397	414	(4.1)%	4.1%	5,162	4,781	8.0%	(1.8)%
Small commercial & industrial	343	350	(2.0)%	2.9%	2,590	2,494	3.8%	(5.4)%
Large commercial & industrial	408	381	7.1%	7.1%	1,239	1,166	6.3%	6.3%
Transportation	1,190	1,119	6.3%	7.2%	4,491	4,350	3.2%	0.4%
Total natural gas deliveries(a)	2,338	2,264	3.3%	6.0%	13,482	12,791	5.4%	(1.2)%

	At September 30,
Number of Delaware Natural Gas Customers	2024	2023
Residential	130,885	129,436
Small commercial & industrial	10,110	10,039
Large commercial & industrial	14	14
Transportation	161	165
Total	141,170	139,654
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the three and nine months ended September 30, 2024 compared to the same period in 2023 primarily due to favorable impacts of the higher electric distribution rates in Delaware that became effective July 2023, and higher natural gas DSIC rates in Delaware that became effective in January 2024, partially offset by lower electric DSIC rates in Delaware that became effective in January 2024.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three months ended September 30, 2024 compared to the same period in 2023, transmission revenue remained relatively consistent. During the nine months ended September 30, 2024 compared to the same period in 2023, transmission revenue increased due to increases in underlying costs and capital investments.
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

DPL

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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $2 million and $11 million for the three and nine months ended September 30, 2024, compared to the same period in 2023, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Decrease) Increase	Increase (Decrease)
BSC and PHISCO costs	$—	$6
Labor and contracting	(3)	—
Pension and non-pension postretirement benefits expense	(1)	(1)
Credit loss expense	(1)	(2)
Storm-related Costs	(8)	(3)
Other	(2)	(1)
	(15)	(1)
Regulatory required programs (a)	3	7
Total (decrease) increase	$(12)	$6
__________
(a)Increase primarily due to the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 2 — Regulatory Matters for additional information
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$3	$6
Regulatory asset amortization	—	1
Regulatory required programs	(3)	(6)
Total increase	$—	$1
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net increased by $4 million and $16 million for the three and nine months ended September 30, 2024 compared to the same period in 2023, respectively, primarily due to an increase in interest rates and the issuance of debt in 2023 and 2024.
Other, net increased by $1 million and $8 million for the three and nine months ended September 30, 2024 compared to the same period in 2023, respectively, primarily due to higher AFUDC equity.

DPL

Effective income tax rates were 20.3% and 15.7% for the three months ended September 30, 2024 and 2023, respectively, and 20.0% and 16.3% for the nine months ended September 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
Operating revenues	$540	$502	$38	$1,280	$1,172	$108
Operating expenses
Purchased power	245	221	(24)	557	493	(64)
Operating and maintenance	96	94	(2)	274	259	(15)
Depreciation and amortization	67	77	10	214	212	(2)
Taxes other than income taxes	2	2	—	7	7	—
Total operating expenses	410	394	(16)	1,052	971	(81)
Operating income	130	108	22	228	201	27
Other income and (deductions)
Interest expense, net	(21)	(19)	(2)	(59)	(52)	(7)
Other, net	4	5	(1)	12	13	(1)
Total other income and (deductions)	(17)	(14)	(3)	(47)	(39)	(8)
Income before income taxes	113	94	19	181	162	19
Income taxes	30	23	(7)	48	40	(8)
Net income	$83	$71	$12	$133	$122	$11
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Net income increased by $12 million primarily due to higher distribution rates.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Net income increased by $11 million primarily due to higher distribution rates partially offset by increases in depreciation expense and interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Increase	Increase
Distribution	$16	$45
Transmission	4	4
	20	49

Regulatory required programs	18	59
Total increase	$38	$108
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

ACE

	At September 30,
Number of Electric Customers	2024	2023
Residential	507,060	504,330
Small commercial & industrial	62,761	62,410
Large commercial & industrial	2,848	2,980
Public authorities & electric railroads	707	729
Total	573,376	570,449
Distribution Revenue increased for the three and nine months ended September 30, 2024 compared to the same period in 2023 due to higher distribution rates that became effective December 2023 and the expiration of customer credits related to the TCJA tax benefits.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and nine months ended September 30, 2024 compared to the same period in 2023 due to increases in underlying costs and capital investments.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $24 million and $64 million for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023 in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Decrease) Increase	Increase (Decrease)
BSC and PHISCO costs	$—	$7
Labor and contracting	(4)	(6)
Storm-related costs	(3)	1
Other	—	2
	(7)	4

Regulatory required programs(a)	9	11
Total increase	$2	$15
__________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$5	$13
Regulatory asset amortization	1	4
Regulatory required programs	(16)	(15)
Total (decrease) increase	$(10)	$2
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net increased $2 million and $7 million for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023 primarily due to increases in interest rates and the issuance of debt in 2023 and 2024.
Effective income tax rates were 26.5% and 24.5% for the three months ended September 30, 2024 and 2023, respectively, and 26.5% and 24.7% for the nine months ended September 30, 2024 and 2023, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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

The following table provides a summary of the change in cash flows from operating activities for the nine months ended September 30, 2024 and 2023 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$102	$1	$(54)	$67	$113	$74	$28	$11
Adjustments to reconcile net income to cash:
Non-cash operating activities	605	447	90	(10)	3	(71)	27	62
Collateral received (paid), net	204	(7)	—	22	192	25	122	45
Income taxes	(68)	(159)	(131)	(70)	(92)	(60)	(40)	(8)
Pension and non-pension postretirement benefit contributions	(43)	15	(2)	(19)	(64)	2	(1)	(6)
Regulatory assets and liabilities, net	589	670	16	82	(156)	(47)	(74)	(34)
Changes in working capital and other assets and liabilities	(538)	84	(199)	(68)	72	37	(9)	39
Increase (decrease) in cash flows from operating activities	$851	$1,051	$(280)	$4	$68	$(40)	$53	$109
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. Significant operating cash flow impacts for the Registrants for the nine months ended September 30, 2024 and 2023 were as follows:
•See Note 14 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether the Registrant was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The change in Collateral received (paid), net, when comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023, is due to stable energy prices for the current year. See Note 8 — Derivative Financial Instruments for additional information.
•See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in Pension and non-pension postretirement benefit contributions relates to Exelon's increased contributions to the Qualified Plans during the nine months ended September 30, 2024. See Note 14 — Retirement Benefits of the 2023 Form 10-K for additional information.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differing from the recovery period of those costs. Included within the changes is energy efficiency spend for ComEd of $266 million and $299 million for the nine months ended September 30, 2024 and 2023, respectively. Also included within the changes is energy efficiency and demand response programs spend for BGE, Pepco, DPL and ACE of $94 million, $34 million, $14 million, and $24 million for the nine months ended September 30, 2024 and $102 million, $49 million, $19 million, and $14 million for the nine months ended September 30, 2023, respectively. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the nine months ended September 30, 2024 and 2023. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $(116) million and $(538) million, respectively. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the nine months ended September 30, 2024, the established pricing resulted in ComEd owing payments to nuclear-powered generating facilities, which is reported within the cash flows from operations as a change in accounts payable and accrued expense.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the nine months ended September 30, 2024 and 2023 by Registrant:

Increase (decrease) in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$379	$307	$(57)	$(47)	$167	$38	$12	$111
Proceeds from sales of assets and businesses	38	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	(38)	—	—	7	10	—
Other investing activities	(16)	—	4	4	(8)	(8)	—	—
Increase (decrease) in cash flows from investing activities	$401	$307	$(91)	$(43)	$159	$37	$22	$111
Significant investing cash flow impacts for the Registrants for nine months ended September 30, 2024 and 2023 were as follows:
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
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the nine months ended September 30, 2024 and 2023 by Registrant:

(Decrease) increase in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$(626)	$(629)	$74	$13	$65	$216	$52	$(203)
Long-term debt, net	(452)	(425)	50	400	(33)	(75)	17	25
Changes in intercompany money pool	—	—	—	—	(8)	—	—	(17)
Issuance of common stock	148	—	—	—	—	—	—	—
Dividends paid on common stock	(68)	(22)	3	(39)	—	(86)	(65)	11
Distributions to member	—	—	—	—	(139)	—	—	—
Contributions from parent/member	—	(453)	247	—	30	(48)	61	20
Other financing activities	21	—	(1)	(2)	3	7	—	(2)
(Decrease) increase in cash flows from financing activities	$(977)	$(1,529)	$373	$372	$(82)	$14	$65	$(166)

Significant financing cash flow impacts for the Registrants for the nine months ended September 30, 2024 and 2023 were as follows:
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
•Issuance of common stock relates to the August 2024 issuance of Exelon common stock. See Note 12 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
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
During the nine months ended September 30, 2024, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon	SMBC Term Loan Agreement	SOFR plus 0.85%	April 8, 2024	$500
Exelon	Software Licensing Agreement	3.62%	December 1, 2025	$1
Exelon	Software Licensing Agreement	3.95%	May 1, 2024	$2
ComEd	First Mortgage Bonds	3.10%	November 1, 2024	$250
Pepco	First Mortgage Bonds	3.60%	March 15, 2024	$400
DPL(a)	Unsecured tax-exempt bonds	4.32%	July 1, 2024	$33
ACE	First Mortgage Bonds	3.38%	September 1, 2024	150
__________
(a)Variable interest on the DPL unsecured tax-exempt bonds reset on a weekly basis.
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the nine months ended September 30, 2024 and for the fourth quarter of 2024 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2024	February 21, 2024	March 4, 2024	March 15, 2024	$0.3800
Second Quarter 2024	April 30, 2024	May 13, 2024	June 14, 2024	$0.3800
Third Quarter 2024	July 30, 2024	August 12, 2024	September 13, 2024	$0.3800
Fourth Quarter 2024	October 29, 2024	November 11, 2024	December 13, 2024	$0.3800
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2024. The 2024 quarterly dividend will be $0.38 per share.

Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.4 billion was available to support additional commercial paper as of September 30, 2024, and of which no financial institution has more than 6.2% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the nine months ended September 30, 2024 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2023 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of common stock under the Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the Equity Distribution Agreement. In November and December 2023, Exelon issued approximately 3.6 million shares of common stock at an average gross price of $39.58 per share. In the third quarter 2024, Exelon issued approximately 4.0 million shares of Common Stock at an average gross price of $37.60 per share. The net proceeds from the fourth quarter 2023 issuances and third quarter 2024 issuances were $140 million and $147 million, respectively, which were used for general corporate purposes. As of September 30, 2024, $708 million of Common stock remained available for sale pursuant to the ATM program.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at September 30, 2024 and available credit facility capacity prior to any incremental collateral at September 30, 2024:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$19	$—	$913
PECO	—	18	596
BGE	—	37	575
Pepco	—	—	249
DPL	—	9	300
ACE	—	—	131
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of September 30, 2024, the most recent estimates of capital expenditures for plant additions and improvements for 2024 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$7,450
ComEd	450	1,775	N/A	2,225
PECO	100	1,200	375	1,700
BGE	350	675	500	1,550
PHI	550	1,325	100	1,975
Pepco	225	750	N/A	975
DPL	200	300	100	625
ACE	125	275	N/A	400
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
The credit ratings for the Registrants did not change for the nine months ended September 30, 2024.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of September 30, 2024, are presented in the following table:

	During the Nine Months Ended September 30, 2024		At September 30, 2024
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$626	$—	$177
PECO	241	(255)	89
BSC	—	(420)	(236)
PHI Corporate	—	(86)	(75)
PCI	45	—	45

	During the Nine Months Ended September 30, 2024		At September 30, 2024
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$171	$(35)	$—
DPL	130	(33)	—
ACE	—	(197)	—
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

Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At September 30, 2024
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd	FERC	December 31, 2025	$2,500	ICC	January 1, 2027 & May 1, 2027	$2,318
PECO(c)	FERC	December 31, 2025	1,500	PAPUC	December 31, 2024	—
BGE	FERC	December 31, 2025	700	MDPSC	N/A	300
Pepco(a)	FERC	December 31, 2025	500	MDPSC / DCPSC	December 31, 2025	375
DPL(a)	FERC	December 31, 2025	500	MDPSC / DEPSC	December 31, 2025	375
ACE(b)	NJBPU	December 31, 2025	350	NJBPU	December 31, 2024	375
__________

(a)The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DCPSC and DEPSC have an expiration date of December 31, 2025.
(b)On June 24, 2024, ACE filed an application with the NJBPU for renewal of their long-term financing authority through December 31, 2026. ACE expects approval of their application by December 31, 2024.
(c)On October 16, 2024, PECO filed an application for $3.5 billion with the PAPUC for a new long-term financing authority order through December 31, 2027. PECO expects approval of their application by December 31, 2024.

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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2024	2025	2026	2027	2028	2029 and Beyond
Prices based on model or other valuation methods (Level 3)	$(11)	$(22)	$(20)	$(19)	$(21)	$(72)	$(165)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
ITEM 4.    CONTROLS AND PROCEDURES
During the third quarter of 2024, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of September 30, 2024, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. In the first quarter of 2024, ComEd and PECO implemented a new customer care and billing information system replacing the existing system. ComEd and PECO expect the new system to further automate, enhance and standardize the processes by which they engage with their customers. As part of this system implementation, ComEd and PECO appropriately considered the impacts to internal controls over financial reporting. There were no other changes in internal control over financial reporting that occurred during the three and nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants

At September 30, 2024, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2023 Form 10-K in ITEM 1A. RISK FACTORS.
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
(4) Instruments Defining the Rights of Securities Holders, Including Indentures

PECO Energy Company
Exhibit No.	Description	Location
4-1	Supplemental Indenture to PECO Energy Company's First and Refunding Mortgage dated as of August 15, 2024	File No. 001-16844, Form 8-K dated September 10, 2024, Exhibit 4.1
(10) Material Contracts

Exelon Corporation
Exhibit No.	Description	Location
10-1	Amended and Restated Credit Agreement for $900,000,000 dated August 29, 2024 between Exelon, JPMorgan Chase Bank (JPMCB), as Administrative Agent, and various financial institutions	Filed herewithin
10-2	Amended and Restated Credit Agreement for $1,000,000,000 dated August 29, 2024 between ComEd, JPMCB, as Administrative Agent, and various financial institutions	Filed herewithin
10-3	Amended and Restated Credit Agreement for $600,000,000 dated August 29, 2024 between PECO, JPMCB, as Administrative Agent, and various financial institutions	Filed herewithin
10-4	Amended and Restated Credit Agreement for $600,000,000 dated August 29, 2024 between BGE, JPMCB, as Administrative Agent, and various financial institutions	Filed herewithin
10-5	Amended and Restated Credit Agreement for $900,000,000 dated August 29, 2024 between the PHI Utilities, JPMCB, as Administrative Agent, and various financial institutions	Filed herewithin
Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 filed by the following officers for the following companies:

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
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 filed by the following officers for the following companies:

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
October 30, 2024

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

/s/ CAROLINE FULGINITI
Caroline Fulginiti
Vice President and Assistant Controller, Exelon (Principal Accounting Officer, ComEd)
October 30, 2024

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

/s/ MARIANA HUFFORD
Mariana Hufford
Director, Accounting (Principal Accounting Officer)
October 30, 2024

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

/s/ DAMON M. SCOLERI
Damon M. Scoleri
Director, Accounting (Principal Accounting Officer)
October 30, 2024

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
October 30, 2024

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
October 30, 2024

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
October 30, 2024

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
October 30, 2024