Form 10-K
period 2024-12-31
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2025-02-12
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of each registrant as of June 30, 2024 was as follows:

Exelon Corporation Common Stock, without par value	$34,615,866,949
Commonwealth Edison Company Common Stock, $12.50 par value	No established market
PECO Energy Company Common Stock, without par value	None
Baltimore Gas and Electric Company, without par value	None
Pepco Holdings LLC	Not applicable
Potomac Electric Power Company	None
Delmarva Power & Light Company	None
Atlantic City Electric Company	None
The number of shares outstanding of each registrant’s Common stock as of January 31, 2025 was as follows:

Exelon Corporation Common Stock, without par value	1,005,217,157
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,417
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	Not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017
Documents Incorporated by Reference

Portions of the Exelon Proxy Statement for the 2025 Annual Meeting of Shareholders and the Commonwealth Edison Company 2025 Information Statement are incorporated by reference in Part III.

PECO Energy Company, Baltimore Gas and Electric Company, Pepco Holdings LLC, Potomac Electric Power Company, Delmarva Power & Light Company, and Atlantic City Electric Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form in the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC (formerly Pepco Holdings, Inc.)
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
Legacy PHI	PHI, Pepco, DPL, ACE, PES, and PCI, collectively
BSC	Exelon Business Services Company, LLC
EEDC	Exelon Energy Delivery Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
Exelon Enterprises	Exelon Enterprises Company, LLC
Exelon InQB8R	Exelon InQB8R, LLC
PCI	Potomac Capital Investment Corporation and its subsidiaries
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Pepco Energy Services or PES	Pepco Energy Services, Inc. and its subsidiaries
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
UII	Unicom Investments, Inc.

Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon as of December 31, 2021 prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
ABO	Accumulated Benefit Obligation
AECs	Alternative Energy Credits that are issued for each megawatt hour of generation from a qualified alternative energy source
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ATM	At the market
ARP	Alternative Revenue Program
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CBAs	Collective Bargaining Agreements
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CMC	Carbon Mitigation Credit
CODMs	Chief Operating Decision Makers
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE during the Predecessor periods
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	District of Columbia Public Service Commission
DEPSC	Delaware Public Service Commission
DERs	Distributed Energy Resources
DOEE	Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DPP	Deferred Purchase Price
DSIC	Distribution System Improvement Charge
EDIT	Excess Deferred Income Taxes
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
ETAC	Energy Transition Assistance Charge
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GDP	Gross Domestic Product
GHG	Greenhouse Gas
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
IIJA	Infrastructure Investment and Jobs Act
IIP	Infrastructure Investment Program
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISOs	Independent System Operators
LNG	Liquefied Natural Gas
LTIP	Long-Term Incentive Plan
LTRRPP	Long-Term Renewable Resources Procurement Plan
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MRP	Multi-Year Rate Plan
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt hour
N/A	Not Applicable
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOLC	Tax Net Operating Loss Carryforward
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PCBs	Polychlorinated Biphenyls
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
PJM Tariff	PJM Open Access Transmission Tariff
PLR	Private Letter Ruling
POLR	Provider of Last Resort
PPA	Purchase Power Agreement
PP&E	Property, Plant, and Equipment
PRPs	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to regulatory agreements with the ICC and PAPUC
RES	Retail Electric Suppliers

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RGGI	Regional Greenhouse Gas Initiative
ROE	Return on Equity
ROU	Right-of-use
RPS	Renewable Energy Portfolio Standards
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SOA	Society of Actuaries
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SSA	Social Security Administration
TCJA	Tax Cuts and Jobs Act
Transition Bonds	Transition Bonds issued by Atlantic City Electric Transition Funding LLC
USAO	United States Attorney's Office for the Northern District of Illinois
ZEC	Zero Emission Credit

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This Report contains certain forward-looking statements within the meaning of federal securities laws that are subject to risks and uncertainties. Words such as “could,” “may,” “expects,” “anticipates,” “will,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” "should," and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance, are intended to identify such forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that may cause our actual results or outcomes to differ materially from those contained in our forward-looking statements, including, but not limited to:

•unfavorable legislative and/or regulatory actions;
•uncertainty as to outcomes and timing of regulatory approval proceedings and/or negotiated settlements thereof;
•environmental liabilities and remediation costs;
•state and federal legislation requiring use of low-emission, renewable, and/or alternate fuel sources and/or mandating implementation of energy conservation programs requiring implementation of new technologies;
•challenges to tax positions taken, tax law changes, and difficulty in quantifying potential tax effects of business decisions;
•negative outcomes in legal proceedings;
•adverse impact of the activities associated with the past DPA and now-resolved SEC investigation on Exelon’s and ComEd’s reputation and relationships with legislators, regulators, and customers;
•physical security and cybersecurity risks;
•extreme weather events, natural disasters, operational accidents such as wildfires or natural, gas explosions, war, acts and threats of terrorism, public health crises, epidemics, pandemics, or other significant events;
•lack of sufficient capacity to meet actual or forecasted demand or disruptions at power generation facilities owned by third parties;
•emerging technologies that could affect or transform the energy industry;
•instability in capital and credit markets;
•a downgrade of any Registrant’s credit ratings or other failure to satisfy the credit standards in the Registrants’ agreements or regulatory financial requirements;
•significant economic downturns or increases in customer rates;
•impacts of climate change and weather on energy usage and maintenance and capital costs; and
•impairment of long-lived assets, goodwill, and other assets.

New factors emerge from time to time, and it is impossible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For more information, see those factors discussed with respect to the Registrants in Part I, ITEM 1A. Risk Factors, and in other reports filed by the Registrants from time to time with the SEC. This Annual Report on Form 10-K also describes material contingencies and critical accounting policies in (a) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (b) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 18, Commitments and Contingencies.
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

PART I

ITEM 1.
General
Corporate Structure and Business and Other Information
Exelon is a utility services holding company engaged in the energy transmission and distribution businesses through its subsidiaries, ComEd, PECO, BGE, Pepco, DPL, and ACE.

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

Utility Registrants
Utility Operations
Service Territories and Franchise Agreements
The following table presents the size of service territories, populations of each service territory, and the number of customers within each service territory for the Utility Registrants as of December 31, 2024:

	ComEd	PECO	BGE	Pepco	DPL	ACE
Service Territories (in square miles)
Electric	11,450	1,900	2,300	650	5,400	2,700
Natural Gas	N/A	1,900	3,050	N/A	250	N/A
Total(a)	11,450	2,100	3,250	650	5,400	2,700

Service Territory Population (in millions)
Electric	9.1	4.2	3.0	2.4	1.5	1.2
Natural Gas	N/A	2.6	2.9	N/A	0.6	N/A
Total(b)	9.1	4.2	3.2	2.4	1.5	1.2
Main City	Chicago	Philadelphia	Baltimore	District of Columbia	Wilmington	Atlantic City
Main City Population	2.6	1.6	0.6	0.7	0.1	0.1

Number of Customers (in millions)
Electric	4.1	1.7	1.3	1.0	0.6	0.6
Natural Gas	N/A	0.6	0.7	N/A	0.1	N/A
Total(c)	4.1	1.7	1.3	1.0	0.6	0.6
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
ComEd, BGE, Pepco, DPL Maryland, and ACE have electric distribution decoupling mechanisms and BGE has a natural gas decoupling mechanism that eliminate the favorable and unfavorable impacts of weather and customer usage patterns on electric distribution and natural gas delivery volumes. As a result, ComEd's, BGE's, Pepco's, DPL Maryland's, and ACE's electric distribution revenues and BGE's natural gas distribution revenues are not intended to be impacted by delivery volumes. PECO's and DPL Delaware's electric distribution revenues and natural gas distribution revenues are impacted by delivery volumes.
Electric and Natural Gas Distribution Services
The Utility Registrants are allowed to recover reasonable costs and fair and prudent capital expenditures associated with electric and natural gas distribution services and earn a return on those capital expenditures, subject to commission approval. Beginning in 2024 through 2027, ComEd's electric distribution costs are recovered through a multi-year rate plan with case proceedings as filed with the ICC. PECO's and DPL's electric and gas distribution costs and ACE’s electric distribution costs have generally been recovered through base rate case proceedings, with PECO utilizing a fully projected future test year, DPL Delaware's electric and gas distribution services utilizing either a partial actual and partial forecast test year or a fully historical test year, and ACE utilizing a fully historical test year. BGE’s electric and gas distribution costs and Pepco’s and DPL Maryland's electric distribution costs are currently recovered through multi-year rate case proceedings, as the MDPSC and the DCPSC allow utilities to file multi-year rate plans. In certain instances, the Utility Registrants use specific recovery mechanisms as approved by their respective regulatory agencies. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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
PECO's, BGE’s, and DPL's natural gas supplies are purchased from a number of suppliers for terms that currently do not exceed three years. PECO, BGE, and DPL each have annual firm transportation contracts of 437,000 mmcf, 283,000 mmcf, and 44,000 mmcf, respectively, for delivery of gas. To supplement gas transportation and supply at times of heavy winter demands and in the event of temporary emergencies, PECO, BGE, and DPL have available storage capacity from the following sources:

	Peak Natural Gas Sources (in mmcf)
	LNG Facility	Propane-Air Plant	Underground Storage Service Agreements(a)
PECO	1,200	150	19,400
BGE	1,056	550	22,000
DPL	250	N/A	3,900
___________
(a)Natural gas from underground storage represents approximately 27%, 40%, and 33% of PECO's, BGE’s, and DPL's 2024-2025 heating season pipeline capacity, respectively.
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

Energy Efficiency Programs
The Utility Registrants are generally allowed to recover costs associated with energy efficiency and demand response programs they offer. Each commission approved program seeks to meet mandated electric consumption reduction targets and implement demand response measures to reduce peak demand. The programs are designed to meet standards required by each respective regulatory agency.
ComEd, with limited exceptions, earns a return on its energy efficiency costs through a regulatory asset. ACE earns a return on most of its energy efficiency and demand response program costs through a regulatory asset. Historically, BGE, Pepco Maryland, and DPL Maryland deferred most of their energy efficiency program costs to a regulatory asset and either deferred most of their demand response program costs to a regulatory asset or capitalized them. In 2024, BGE, Pepco, and DPL began deferring less energy efficiency and demand response program costs to a regulatory asset. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Capital Investment
The Utility Registrants' businesses are capital intensive and require significant investments, primarily in electric transmission and distribution and natural gas transportation and distribution facilities, to ensure the adequate capacity, reliability, and efficiency of their systems. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Liquidity and Capital Resources, for additional information regarding projected 2025 capital expenditures.
Transmission Services
The Utility Registrants, as owners of transmission facilities, are required to provide open access to their transmission facilities at cost-based rates pursuant to tariffs approved by FERC. The Utility Registrants and their affiliates are required to comply with FERC’s Standards of Conduct regulation governing the communication of non-public transmission information between the transmission owner’s employees and wholesale merchant employees.
PJM is the regional grid operator and operates pursuant to its FERC-approved tariffs. PJM is the transmission provider under, and the administrator of, the PJM Tariff. PJM operates the PJM energy, capacity, and other wholesale markets. PJM controls the day-to-day operations of the bulk power system for the region. The Utility Registrants are members of PJM and provide regional transmission service pursuant to the PJM Tariff. The Utility Registrants and the other transmission owners in PJM have turned over control of certain of their transmission facilities to PJM, and their transmission systems are under the dispatch control of PJM. Under the PJM Tariff, transmission service is provided on a region-wide, open-access basis through the transmission facilities of the PJM transmission owners.
The Utility Registrants' transmission rates are based on a FERC approved formula. The rates are updated on an annual basis.
Exelon’s Strategy and Outlook
Exelon is a transmission and distribution company that delivers electricity and natural gas service to our customers and communities. Exelon's businesses remain focused on maintaining industry leading operational excellence, meeting or exceeding their financial commitments, ensuring timely recovery on investments to enable customer benefits, supporting clean energy policies including those that advance our jurisdictions' clean energy targets, and continued commitment to corporate responsibility.
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
The Utility Registrants anticipate investing approximately $38 billion over the next four years in electric and natural gas infrastructure improvements and modernization projects, including smart grid technology, storm hardening, advanced reliability technologies, new business, and transmission projects, which is projected to result in an increase to current rate base of approximately $20 billion by the end of 2028. These investments provide greater reliability, improved service for our customers, increased capacity to accommodate new technologies and support a cleaner grid, and a stable return for the company.
In August 2021, Exelon announced its Path to Clean goal to collectively reduce its operations-driven GHG emissions 50% by 2030 against a 2015 baseline and to reach net-zero operations-driven GHG emissions by 2050, while supporting customers and communities in achieving their GHG reduction goals (Path to Clean). Exelon's quantitative goals include its Scope 1 and 2 GHG emissions, with the exception of Scope 2 emissions associated with system losses of electric power delivered to customers ("line losses"), and build upon Exelon's long-standing commitment to reducing our GHG emissions. Exelon's Path to Clean efforts extend beyond these quantitative goals to include efforts such as customer energy efficiency programs, which support reductions in customers' direct emissions and have the potential to reduce Exelon's Scope 3 emissions and Scope 2 line losses as well. See ITEM 1. BUSINESS — Environmental Matters and Regulation — Climate Change for additional information.
Various regulatory, legislative, operational, market, and financial factors could affect Exelon's success in pursuing its strategies. Exelon continues to assess infrastructure, operational, policy, and legal solutions to these issues. See ITEM 1A. RISK FACTORS for additional information.
Employees
The Registrants strive to create a diverse workforce and an inclusive workplace so that they can innovate, grow, and meet the needs of their employees, customers, and community. Therefore, the Registrants take steps to attract, develop, and retain highly qualified talent with a broad range of skills, expertise, and backgrounds who reflect the communities they serve. The Registrants strive to foster an environment where all employees are engaged, feel a sense of belonging and can pursue their full potential – providing comprehensive employee development opportunities to build the skills of their workforce and create high performing teams. Employee well-being and safety are a priority. The Registrants provide a full suite of wellness benefits targeted at supporting work-life balance, physical, mental, and financial health, and industry-leading paid leave policies.
The Registrants typically conduct an employee engagement survey every other year to gain feedback from employees, help identify organizational strengths, and help identify areas of opportunity for growth. The survey results are reviewed with senior management and the Exelon Board of Directors.
Diversity Metrics
The following tables show diversity metrics for all employees and management as of December 31, 2024. Management is defined as executive/senior level officials and managers as well as all employees who have direct reports and/or supervisory responsibilities.

Employees	Exelon(c)	ComEd	PECO	BGE	PHI(d)	Pepco	DPL	ACE
Female(a)	5,651	1,605	793	845	1,345	339	135	104
People of Color(a)	8,370	2,791	1,093	1,359	1,948	866	236	157
Aged <30	2,341	784	429	379	440	140	95	61
Aged 30-50	11,348	3,963	1,633	1,993	2,375	751	500	351
Aged >50	6,325	1,800	993	1,037	1,463	424	328	196
Total Employees(b)	20,014	6,547	3,055	3,409	4,278	1,315	923	608

Management	Exelon(c)	ComEd	PECO	BGE	PHI(d)	Pepco	DPL	ACE
Female(a)	1,173	253	137	155	254	56	13	18
People of Color(a)	1,314	368	143	202	319	117	35	31
Aged <30	23	8	2	—	8	3	1	1
Aged 30-50	2,056	554	209	337	457	114	69	44
Aged >50	1,400	377	164	170	282	64	45	40
Total Employees in Management(b)	3,479	939	375	507	747	181	115	85
 __________
(a)Information concerning women and people of color is based on self-disclosed information.
(b)Total employees represents the sum of the aged categories.
(c)Exelon includes individuals employed by BSC in addition to those employed by ComEd, PECO, BGE, and PHI. Exelon Corporate does not employ any individuals.
(d)PHI includes individuals employed by PHISCO in addition to those employed by Pepco, DPL, and ACE.
Turnover Rates
As turnover is inherent, management succession planning is performed and tracked for all executives and critical key manager positions. Management frequently reviews succession planning to ensure the Registrants are prepared when positions become available.
The table below shows the average turnover rate for all employees for the last three years of 2022 to 2024.

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Retirement Age	2.80%	3.38%	3.10%	2.16%	2.48%	2.19%	2.86%	2.92%
Voluntary	3.00%	2.64%	2.65%	2.06%	3.15%	3.43%	1.61%	2.81%
Non-Voluntary	1.00%	0.87%	1.37%	1.06%	1.16%	1.77%	0.62%	0.70%
Collective Bargaining Agreements
Approximately 43% of Exelon’s employees participate in CBAs. The following table presents employee information, including information about CBAs, as of December 31, 2024.

	Total Employees Covered by CBAs	Number of CBAs	CBAs New and Renewed in 2024(a)	Total Employees Under CBAs New and Renewed in 2024
Exelon	8,549	10	3	851
ComEd	3,553	2	—	—
PECO	1,462	2	—	—
BGE	1,485	1	—	—
PHI	2,045	5	3	851
Pepco	818	1	—	—
DPL	633	2	2	633
ACE	395	2	1	26
Corporate(b)	203	—	—	192
 __________
(a)Does not include CBAs that were extended in 2024 while negotiations are ongoing for renewal.
(b)Corporate represents employees employed by BSC or PHISCO.

Environmental Matters and Regulation
The Registrants are subject to comprehensive and complex environmental legislation and regulation at the federal, state, and local levels, including requirements relating to climate change, air and water quality, solid and hazardous waste, and impacts on species and habitats.
The Exelon Board of Directors is responsible for overseeing the management of environmental matters. Exelon has a management team to address environmental compliance and strategy, including the President and Chief Executive Officer; the Senior Vice President and Chief Strategy and Sustainability Officer; as well as senior management of the Utility Registrants. Performance of those individuals directly involved in environmental compliance and strategy is reviewed and affects compensation as part of the annual individual performance review process. The Audit and Risk Committee oversees compliance with environmental laws and regulations, including environmental risks related to Exelon's operations and facilities, as well as SEC disclosures related to environmental matters. Exelon's Corporate Governance Committee has the authority to oversee Exelon’s climate change and sustainability policies and programs, as discussed in further detail below. The respective Boards of the Utility Registrants oversee environmental issues related to these companies. The Exelon Board of Directors has general oversight responsibilities for Environmental, Social, and Governance matters, including strategies and efforts to protect and improve the quality of the environment.
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
The Registrants currently are subject to, and may become subject to additional, federal and/or state law and/or regulations addressing GHG emissions. The direct (Scope 1) GHG emission sources associated with the Registrants include sulfur hexafluoride (SF6) leakage from electric transmission and distribution operations, fossil fuel combustion in motor vehicles and refrigerant leakage from chilling and cooling equipment. In addition, PECO, BGE, and DPL, as distributors of natural gas, have natural gas (methane) leakage on the natural gas systems. The Registrants also have indirect (Scope 2 and 3) emissions associated with the production of the electricity they consume and deliver, and indirect (Scope 3) emissions associated with the production of natural gas they deliver and consumer use of such natural gas.
Exelon uses definitions and protocols provided by the World Resources Institute for its GHG inventory. In 2023, Exelon's Scope 1 and 2 GHG emissions were just over 5.3 million metric tons carbon dioxide equivalent using the World Resources Institute Corporate Standard Market-based accounting. Of these emissions, 0.4 million metric tons are considered to be operations-driven and in more direct control of our employees and processes. The majority of these operations-driven emissions are fugitive emissions from the gas delivery systems of Registrants PECO, BGE, and DPL. The remaining 4.9 million metric tons, approximately 92%, are the indirect emissions associated with the electric transmission and distribution system and primarily consists of losses resulting from the Utility Registrant's delivery of electricity to their customers (line losses). These emissions are driven primarily by customer demand for electricity and the mix of generation assets supplying energy to the electric grid. The Registrants do not own generation and must comply with applicable legal and regulatory requirements governing procurement of electricity for delivery to retail customers and use of the system to support other transmission transactions. However, the Registrants do engage in efforts that help to reduce these emissions, including customer programs to drive customer energy efficiency, to help manage peak demands, and to enable distributed solar generation.

In August 2021, Exelon announced a Path to Clean goal to collectively reduce its operations-driven GHG emissions 50% by 2030 against a 2015 baseline, and to reach net-zero operations-driven GHG emissions by 2050, while also supporting customers and communities to achieve their clean energy and emissions reduction goals. Exelon’s quantitative goals include its Scope 1 and 2 GHG emissions with the exception of Scope 2 line losses, and build upon Exelon's long-standing commitment to reducing our GHG emissions. Exelon's activities in support of the Path to Clean goal will include efficiency and clean electricity for operations, vehicle fleet electrification, equipment and processes to reduce sulfur hexafluoride (SF6) leakage, investments in natural gas infrastructure to minimize methane leaks and increase safety and reliability, and investment and collaboration to develop new technologies. Beyond 2030, Exelon recognizes that technology advancement and continued policy support will be needed to ensure achievement of its net-zero goal by 2050. Exelon is laying the groundwork by partnering with national labs, universities, and research consortia to research, develop, and pilot clean technologies, as well as working with our states, jurisdictions, and policy makers to understand the scope and scale of energy transformation, and policies and incentives, needed to reach local ambitions for GHG emissions reductions. The Utility Registrants are also supporting customers and communities to achieve their clean energy and emissions goals through significant energy efficiency programs. Estimated customer program energy efficiency investments across the Utility Registrants for 2025 — 2028 total $4.9 billion. These programs enable customer savings through home energy audits, discounts on efficient lighting, appliance recycling, home improvement rebates, equipment upgrade incentives, and innovative programs like smart thermostats and combined heat and power programs.
As an energy delivery company, Exelon can play a role in helping to reduce GHG emissions in its service territories. In connecting end users of energy to electric and gas supply, Exelon can leverage its assets and customer interface to help support efficient use of lower emitting resources as they become available. Electrification, where feasible, for transportation, buildings, and industry coupled with simultaneous decarbonization of electric generation, can be an important means to reduce emissions. Exelon is advocating for public policy supportive of vehicle electrification, investing in enabling infrastructure and technology, and supporting customer education and adoption. In addition, the Utility Registrants have a goal to electrify 30% of their own vehicle fleet by 2025, increasing to 50% by 2030. Clean fuels and other emerging technologies can also support the transition, lessen the strain on electric system expansion, and support energy system resiliency. Exelon, and its registrants PECO, BGE, and DPL, which own gas distribution assets, are also continuing to explore these other decarbonization opportunities, supporting pilots of emerging energy technologies and clean fuels to support both operational and customer-driven emissions reductions. Exelon believes its market and business model could be significantly affected by the transition of the energy system, such as through an increased electric load and decreased demand for natural gas, potentially accompanied by changes in technology, customer expectations, and/or regulatory structures. See the risk factor entitled "The Registrants are potentially affected by emerging technologies that could over time affect or transform the energy industry" in ITEM 1A. of this report for additional information.
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
International Climate Change Agreements. At the international level, the United States has been a party to the United Nations Framework Convention on Climate Change (UNFCCC). The Parties to the UNFCCC adopted the Paris Agreement at the 21st session of the UNFCCC Conference of the Parties (COP 21) on December 12, 2015. Under the Agreement, which became effective on November 4, 2016, the parties committed to try to limit the global average temperature increase and to develop national GHG reduction commitments. Though under the first Trump Administration, the United States formally withdrew from the Paris Agreement, on January 20, 2021, President Biden accepted the Agreement, which resulted in the United States’ formal re-entry on February

19, 2021. Following this reentry, the United States set an economy-wide target of reducing its net GHG emissions by 50-52% below 2005 levels by 2030. On November 11, 2022, at the UNFCCC Conference of the Parties (COP 27), President Biden recommitted the U.S. to these goals and detailed the significant domestic climate actions the U.S. had taken to spur a new era of clean American manufacturing, enhance energy security, and drive down the costs of clean energy for consumers in the U.S. and around the world. In January 2025, President Trump issued an Executive Order instructing the federal government to begin the actions needed to withdraw from the Paris Agreement again. This withdrawal process will take a year to complete. President Trump also issued an Executive Order calling for many of the clean energy programs created under IIJA and the IRA to be suspended for 90 days while they are reviewed.
State Climate Change Legislation and Regulation. A number of states in which the Registrants operate have state and regional programs to reduce GHG emissions and renewable and other portfolio standards, which impact the power sector. See discussion below for additional information on renewable and other portfolio standards.
Certain northeast and mid-Atlantic states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, Vermont) currently participate in the RGGI. The program requires most fossil fuel-fired power plant owners and operators in the region to hold allowances, purchased at auction, for each ton of CO2 emissions. Non-emitting resources do not have to purchase or hold these allowances.
Broader state programs impact other sectors as well, such as the District of Columbia's Clean Energy DC Omnibus Act and cross-sector GHG reduction plans, which resulted in recent requirements for Pepco to develop a 15-year decarbonization program and strategy. Maryland expects to meet and exceed the mandate set in the Greenhouse Gas Emissions Reduction Act to reduce statewide GHG emissions 40% (from 2006 levels) by 2030, and the state’s Climate Solutions Now Act of 2022 further updates requirements with a proposal to reduce emissions 60% (from 2006 levels) by 2031 and achieve net-zero emissions by 2045. New Jersey accelerated its goals through Executive Order 274, which establishes an interim goal of 50% reductions below 2006 levels by 2030 and affirms its goal of achieving 80% reductions by 2050 and includes programs to drive greater amounts of electrified transportation. Delaware's Climate Change Solutions Act, established in August 2023, sets a statewide GHG emissions reduction goal of 50% by Jan 1, 2030 and a net-zero GHG emissions goal by Jan 1, 2050, on a net basis as compared to a 2005 baseline. Illinois’ climate bill, CEJA, establishes decarbonization requirements for the state to transition to 100% clean energy by 2050 and supports programs to improve energy efficiency, manage energy demand, attract clean energy investment, and accelerate job creation. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on CEJA.
The Registrants cannot predict the nature of future regulations or how such regulations might impact future financial statements. See ITEM 1A. RISK FACTORS for additional information related to the Registrants' risks associated with climate legislation.
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
Under Clean Water Act Section 404 and state laws and regulations, the Registrants may be required to obtain permits for projects involving dredge or fill activities in waters of the United States. What constitutes a Water of the United States has been subject to varied definition over the past several Administrations. The most recent definitions established under the Biden Administration are subject to pending legal challenge. It is expected that, under the Trump Administration, the Environmental Protection Agency will issue new regulations that reflect a more narrow scope.
Where Registrants’ facilities are required to secure a federal license or permit for activities that may result in a discharge to covered waters, they may be required to obtain a state water quality certification under Clean Water Act section 401.
Solid and Hazardous Waste and Environmental Remediation
CERCLA provides for response and removal actions coordinated by the EPA in the event of threatened or actual releases of hazardous substances. CERCLA authorizes the EPA either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are strictly, jointly, and severally liable for the cleanup costs of hazardous substances at sites, many of which are listed by the EPA on the National Priorities List (NPL). These PRPs can be ordered to perform a cleanup, can be sued for costs associated with an EPA-directed cleanup, may voluntarily settle with the EPA concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation, under EPA oversight. Most states have also enacted statutes that contain provisions substantially similar to CERCLA. Such statutes apply in many states where the Registrants currently own or operate, or previously owned or operated, facilities, including Delaware, Illinois, Maryland, New Jersey, and Pennsylvania and the District of Columbia. In addition, RCRA governs treatment, storage and disposal of solid and hazardous wastes, and cleanup of sites where such activities were conducted.
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
ComEd’s and PECO’s environmental liabilities primarily arise from contamination at former MGP sites, which were operated by ComEd's and PECO's predecessor companies. ComEd, pursuant to an ICC order, and PECO, pursuant to settlements of natural gas distribution rate cases with the PAPUC, have an on-going process to recover certain environmental remediation costs of the MGP sites through a provision within customer rates. BGE, Pepco, DPL, and ACE do not have material contingent liabilities relating to MGP sites. The amount to be expended in 2025 for activities associated with the environmental investigation and remediation related to contamination at former MGP sites and other gas purification sites is estimated to be approximately $14 million, which consists primarily of $9 million at PECO.
As of December 31, 2024, the Registrants have established appropriate contingent liabilities for environmental remediation requirements. In addition, the Registrants may be required to make significant additional expenditures not presently determinable for other environmental remediation costs.
See Note 3 — Regulatory Matters and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding the Registrants’ environmental matters, remediation efforts, and related impacts to the Registrants’ Consolidated Financial Statements.

Information about our Executive Officers as of February 12, 2025
Exelon

Name	Age	Position	Period
Butler Jr., Calvin G.	55	President and Chief Executive Officer, Exelon	2022 - Present
		Chief Operating Officer, Exelon	2021 - 2022
		Senior Executive Vice President, Exelon	2019 - 2022
		Chief Executive Officer, Exelon Utilities	2019 - 2022
		Chief Executive Officer, BGE	2014 - 2019

Glockner, David	64	Executive Vice President, Compliance, Audit and Risk, Exelon	2020 - Present
		Chief Compliance Officer, Citadel LLC	2017 - 2020

Honorable, Colette	54	Chief Legal Officer and Corporate Secretary	2024 - Present
		Executive Vice President, Public Policy	2023 - 2024
		Chief External Affairs Officer	2023 - 2024
		Partner, Reed Smith LLP	2017 - 2023

Innocenzo, Michael A.	59	Executive Vice President and Chief Operating Officer, Exelon	2024 - Present
		President and Chief Executive Officer, PECO	2018 - 2024

Jones, Jeanne	45	Executive Vice President and Chief Financial Officer, Exelon	2022 - Present
		Senior Vice President, Corporate Finance, Exelon	2021 - 2022
		Senior Vice President and Chief Financial Officer, ComEd	2018 - 2021

Kleczynski, Robert A.	56	Senior Vice President, Controller and Tax, Exelon	2023 - Present
		Senior Vice President, Exelon	2020 - 2023
		Vice President, Exelon	2018 - 2020
		General Tax Officer, Exelon	2018 - 2023

ComEd

Name	Age	Position	Period
Quiniones, Gil	58	President, ComEd	2024 - Present
		Chief Executive Officer, ComEd	2021 - Present
		President and Chief Executive Officer, New York Power Authority	2011 - 2021

Binswanger, Lewis	65	Senior Vice President, Governmental, Regulatory and External Affairs, ComEd	2022 - Present
		Vice President, External Affairs, Nicor Gas	2013 - 2022

Levin, Joshua	45	Senior Vice President, Chief Financial Officer & Treasurer, ComEd	2023 - Present
		Vice President, Financial, Planning and Analysis, ComEd	2021 - 2023
		Director of Financial Planning and Analysis, ComEd	2019 - 2021
Perez, David R.	55	Executive Vice President and Chief Operating Officer, ComEd	2024 - Present
		Senior Vice President, Distribution Operations, ComEd	2019 - 2023

Rippie, E. Glenn	64	Senior Vice President and General Counsel, ComEd	2022 - Present
		Senior Vice President and Deputy General Counsel, Energy Regulation, Exelon	2022 - Present
		Partner, Jenner & Block LLP	2019 - 2022

PECO

Name	Age	Position	Period
Velazquez, David	65	President and Chief Executive Officer, PECO	2024 - Present
		Executive Vice President, Operations and Technology, Exelon	2023 - 2024
		Executive Vice President, Utility Operations, Exelon	2021 - 2023
		President and Chief Executive Officer, PHI, Pepco, DPL, and ACE	2016 - 2021

Gay, Anthony	59	Vice President and General Counsel, PECO	2019 - Present
		Vice President, Governmental and External Affairs, PECO	2016 - 2019

Humphrey, Marissa	45	Senior Vice President, Chief Financial Officer and Treasurer, PECO	2022 - Present
		Vice President, Regulatory Policy and Strategy (NJ/DE), PHI, DPL, and ACE	2021 - 2022
		Vice President, Finance, Exelon Utilities	2019 - 2020
		Vice President, Financial Planning and Analysis, PHI, Pepco, DPL, and ACE	2016 - 2019

Levine, Nicole	48	Senior Vice President and Chief Operations Officer, PECO	2022 - Present
		Vice President, Electrical Operations, PECO	2018 - 2022

Oliver, Douglas	50	Senior Vice President, Governmental, Regulatory and External Affairs, PECO	2023 - Present
		Vice President, Governmental and External Affairs, PECO	2019 - 2023
		Vice President, Communications, PECO	2018 - 2019

BGE

Name	Age	Position	Period
Khouzami, Carim V.	50	President, BGE	2021 - Present
		Chief Executive Officer, BGE	2019 - Present

Cloyd, Michael	54	Senior Vice President, Chief Financial Officer, and Treasurer, BGE	2024 - Present
		Vice President, Support Services, BGE	2021 - 2024

Dickens, Derrick	60	Senior Vice President and Chief Operating Officer, BGE	2021 - Present
		Senior Vice President, Customer Operations, PHI, Pepco, DPL, and ACE	2020 - 2021
		Vice President, Technical Services, BGE	2016 - 2020

Núñez, Alexander G.	53	Senior Vice President, Governmental, Regulatory and External Affairs, BGE	2021 - Present
		Senior Vice President, Regulatory Affairs and Strategy, BGE	2020 - 2021
		Senior Vice President, Regulatory and External Affairs, BGE	2016 - 2020

Ralph, David	58	Vice President and General Counsel, BGE	2021 - Present
		Associate General Counsel, BGE	2019 - 2021
		Assistant General Counsel, Exelon	2017 - 2019
PHI, Pepco, DPL, and ACE

Name	Age	Position	Period
Anthony, J. Tyler	60	President and Chief Executive Officer, PHI, Pepco, DPL, and ACE	2021 - Present
		Senior Vice President and Chief Operating Officer, PHI, Pepco, DPL, and ACE	2016 - 2021

Bancroft, Anne	58	Vice President and General Counsel, PHI, Pepco, DPL, and ACE	2021 - Present
		Associate General Counsel, Exelon	2017 - 2021

Oddoye, Rodney	48	Senior Vice President, Governmental, Regulatory and External Affairs, PHI, Pepco, DPL, and ACE	2021 - Present
		Senior Vice President, Governmental and External Affairs, BGE	2020 - 2021
		Vice President, Customer Operations, BGE	2018 - 2020

Olivier, Tamla	52	Senior Vice President and Chief Operating Officer, PHI, Pepco, DPL, and ACE	2021 - Present
		Senior Vice President, Customer Operations, BGE	2020 - 2021
		Senior Vice President, Constellation NewEnergy, Inc.	2016 - 2020

Vahos, David	52	Senior Vice President, Chief Financial Officer, and Treasurer, PHI, Pepco, DPL, ACE	2024 - Present
		Senior Vice President, Chief Financial Officer, and Treasurer, BGE	2016 - 2024

ITEM 1A.	RISK FACTORS
Each of the Registrants operates in a complex market and regulatory environment that involves significant risks, many of which are beyond that Registrant’s direct control. A number of these risks, any of which could negatively affect one or more of the Registrants’ future Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows, and/or Consolidated Balance Sheets (consolidated financial statements), are captured below. Although the risks are generally organized by category and separately described, many of these risks are interrelated. Additionally, the risks should be considered holistically with other information included in this filing and future filings with the SEC. There may be further risks and uncertainties that are presently known or that are not currently believed to be material that could negatively affect the Registrants' future consolidated financial statements.
Risks Related to Legislative, Regulatory, and Legal Factors
The Registrants' businesses are highly regulated and electric and gas revenue and earnings could be negatively affected by legislative and/or regulatory actions (All Registrants).
Substantial aspects of the Registrants' businesses are subject to comprehensive Federal or state legislation and/or regulation.
The Utility Registrants' consolidated financial statements are heavily dependent on the ability of the Utility Registrants to recover their costs associated with the retail purchase, transmission, and distribution of power and natural gas to their customers.
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
The Utility Registrants are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services, adoption of new rate structures and constructs or establishment of new rate cases. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or even reducing rates. Decisions are subject to appeal, potentially leading to additional uncertainty associated with the approval proceedings. The potential duration of such proceedings creates a risk that rates ultimately approved by the applicable regulatory body may not be sufficient for a Utility Registrant to recover its costs once the rates become effective. Established rates are also subject to subsequent prudency reviews by state regulators, whereby various portions of rates including recovery mechanisms for costs associated with the procurement of electricity or gas, credit losses, MGP remediation, smart grid infrastructure, and energy efficiency and demand response programs, could be adjusted, subject to refund, or disallowed. In certain instances, the Utility Registrants could agree to negotiated settlements related to various rate matters, customer initiatives, or franchise agreements. These settlements are subject to regulatory approval. The ultimate outcome and timing of regulatory rate proceedings have a significant effect on the ability of the Utility Registrants to recover their costs or earn an adequate return.
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
See Note 3 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information.

The Registrants could be subject to higher costs and/or penalties related to mandatory reliability standards, including the likely exposure of the Utility Registrants to the results of NERC compliance requirements (All Registrants).
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
The Registrants could be negatively affected by federal and state RPS, energy conservation and GHG reduction legislation and regulation, and/or changing customer expectations, along with energy conservation by customers (All Registrants).
Risks include changes to energy systems due to new technologies, changing customer expectations and/or voluntary GHG goals, as well as local, state, or federal regulatory requirements intended to reduce GHG emissions and/or mandate implementation of energy conservation programs, including through limitation of the use of natural gas. Changes to current state legislation or the development of Federal legislation that requires the use of low-emission, renewable, and/or alternate fuel sources could significantly impact the Utility Registrants, especially if timely cost recovery is not allowed.
Federal and state legislation mandating the implementation of energy conservation programs that require the implementation of new technologies, such as smart grid, DERs and energy efficiency programs, could increase capital expenditures and could significantly impact the Utility Registrants' consolidated financial statements if timely cost recovery is not allowed. These energy conservation programs, regulated energy consumption reduction targets, and new energy consumption technologies could cause declines in customer energy consumption and lead to a decline in the Registrants' earnings, if timely recovery is not allowed.
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
The Registrants are involved in legal proceedings, claims, and litigation arising out of their business operations. The material legal proceedings, claims, and litigation arising out of business operations are summarized in Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements. Adverse outcomes in these proceedings could require significant expenditures, result in lost revenue, or restrict or disrupt business activities.
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
Risks from cybersecurity and physical threats to energy infrastructures are increasing. Threat actors, including sophisticated nation-state actors and criminal groups, exploit potential vulnerabilities in the electric and natural gas utility industry, grid infrastructure, and other energy infrastructures. Attacks and disruptions, which could involve physical, cyber, and hybrid targeting of physical and cyber assets, are increasingly sophisticated and dynamic. The increased implementation of, and reliance on, information technologies and networks to manage business operations, including the operation of technical systems, as well as the Registrants' use of numerous vendors and suppliers, create additional points of vulnerability that could be, and in certain instances have been, exploited by malicious threat actors. Several U.S. government agencies have warned that the energy sector and its supply chains are subject to increasing risks of physical attacks, ransomware attacks and cybersecurity threats, and that the risks may escalate during periods of heightened geopolitical tensions. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify the Registrants' cybersecurity risks.
A security breach of the Registrants' physical assets or information systems or those of the Registrants' competitors, vendors, business partners and interconnected entities (including RTOs and ISOs) could materially impact Registrants by, among other things, impairing the availability of electricity and gas distributed by Registrants and/or the reliability of transmission and distribution systems, damaging grid infrastructure, interrupting critical business functions, impairing the availability of vendor services and materials that the Registrants rely on to maintain their operations, or by leading to the theft or inappropriate release of certain types of information, including critical infrastructure information, system data and architecture, sensitive customer, vendor, or employee data, or other confidential data. While Registrants and some of the Registrants' vendors have experienced cybersecurity incidents, such incidents have not, to Registrants' knowledge, resulted in material impact to any of the Registrants to date.
If a material physical or cybersecurity breach or disruption were to occur, the Registrants' reputation could be negatively affected, customer confidence in the Registrants could be diminished and the Registrants could be subject to legal claims, regulatory exposure, loss of revenues, and increased costs, including infrastructure repairs or operations shutdown, all of which could materially affect the Registrants' financial condition and materially damage their business reputation. Moreover, the amount and scope of insurance maintained against losses resulting from any such security breaches or disruptions may not be sufficient to cover losses or otherwise adequately compensate for any resulting business disruptions. The continued increase in Federal and state regulatory requirements related to cybersecurity and evolving threat actor-capabilities could require changes to measures currently undertaken by the Registrants or to their business operations and could adversely affect their consolidated financial statements.

The Registrants’ electricity and natural gas operations are inherently hazardous and involve significant risks to employees, contractors, customers, and the general public (All Registrants).
Employees and contractors throughout the organization work in, and customers and the general public could be exposed to, potentially dangerous environments near the Registrants’ operations. As a result, employees, contractors, customers, and the general public may face, and in the past have experienced, serious injury, including loss of life, damage to or destruction of facilities and residences, business interruptions, and environmental pollution. These risks include, among others, gas explosions, uncontrolled release of natural gas and other environmental hazards, fires, pole strikes, and electric contact cases. Further, the location of natural gas pipelines and associated distribution facilities, or electric generation, transmission, substations and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, increases the potential damages resulting from these risks.
Extreme weather events, natural disasters, operational accidents such as wildfires or natural gas explosions, war, acts and threats of terrorism or sabotage, cyberattacks or compromises, equipment or process failures, public health crises, or other significant events could negatively impact the Registrants' results of operations, ability to raise capital and future growth (All Registrants).
The Utility Registrants' infrastructures and/or operations could be affected by extreme weather events, natural disasters, operational accidents such as wildfires or natural gas explosions or equipment or process failures due to aging infrastructure or otherwise, each of which could result in increased costs, including supply chain costs and claims for third-party property damage. An extreme weather event, natural disaster, wildfire, or operational accident within the Utility Registrants’ service areas can also directly affect their capital assets, causing disruption in service to customers due to downed wires and poles or damage to other operating equipment.
The Registrants face a risk that their operations would be direct targets or indirect casualties of attacks or sabotaged by nation-states or their agents, or by foreign or domestic terrorist groups. Responses to such attacks or sabotage, and any resulting retaliatory actions or sustained conflict could affect the Registrants’ operations and finances in unpredictable and material ways. Furthermore, such events could compromise the physical or cybersecurity of the Registrants' facilities, which could adversely affect the Registrants' ability to manage their businesses effectively. Instability in the financial markets as a result of terrorism, war, natural disasters, public health crises, epidemics, pandemics, credit crises, recession, or other significant events also could result in a decline in energy consumption or interruption of fuel or the supply chain. In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs.
The Registrants could be significantly affected by public health crises, including epidemics or pandemics. The Registrants have plans in place to respond to such events. However, depending on the severity and the resulting impacts to workforce and other resource availability, a public health crisis, epidemic, or pandemic could adversely affect our vendors, or customers and customer demand as well as the Registrants’ ability to operate their transmission and distribution assets.
In addition, Exelon, on behalf of the Registrants, maintains a level of insurance coverage consistent with industry practices against property, casualty, third party liability, and cybersecurity losses subject to unforeseen occurrences or catastrophic events that could damage or destroy assets or interrupt operations. However, such losses may not be covered under applicable insurance policies, or the amount of insurance may be inadequate to cover all such losses.
The Registrants are subject to risks associated with climate change (All Registrants).
The Registrants periodically perform analyses to better understand long-term projections of climate change and how those changes in the physical environments where they operate could affect their facilities and operations. The Registrants primarily operate in the Midwest and Mid-Atlantic of the United States, areas that historically have been prone to various types of severe weather events, and the Registrants have well-developed response and recovery programs based on these historical events. However, the Registrants’ physical facilities could be at greater risk of damage as changes in the global climate affect temperature and weather patterns, including if such climate changes result in more intense, frequent and extreme weather events, elevated or decreased levels of precipitation, sea level rise, increased surface water temperatures, wildfires and/or other effects.
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
The Utility Registrants’ businesses are capital intensive and require significant investments in transmission and distribution infrastructure projects. Equipment, even if maintained in accordance with good utility practices, is subject to operational failure, including events that are beyond the Utility Registrants’ control, and could require significant expenditures to operate efficiently. Disruptions or cost increases in the supply chain, including shortages in labor, materials or parts, or significant increases in relevant tariffs, could materially impact the timing and execution of capital projects, and the timing of placing assets in service, as well as other aspects of the Registrants' businesses. In recent years, the energy industry has been experiencing shortages of, and long lead times for, critical equipment such as transformers and conductors. The Registrants' consolidated financial statements could be negatively affected if they were unable to effectively manage their capital projects or raise the necessary capital, or if they are deemed liable for operational failure. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources for additional information regarding the Registrants’ potential future capital expenditures.
Lack of sufficient generation to meet actual or forecasted demand or disruptions at power generation facilities owned by third parties could interrupt transmission and distribution services, impair economic development, cause outages, and result in use limitations or affordability implications for customers. (All Registrants)
Exelon does not generate the electricity it delivers. The Utility Registrants purchase, transmit, and distribute electric power obtained from power generation facilities owned by third parties. This power is primarily procured through contracts as directed by the Utility Registrants’ respective state laws and regulatory commission actions from various approved bidders or from purchases on the PJM operated markets. Third-party power generation may be insufficient to meet our customers’ electricity demand in the short- and medium-term because of extreme weather, fuel security, market procurement, regulatory requirements, operational issues, maintenance outages, inflexibility of demand, or financial uncertainty impacting existing or prospective generation facilities. Faster energy demand growth, acceleration of generator retirements, or the limited entry of new generating resources in any of the Utility Registrants’ respective service territories may result in a longer-term power generation capacity shortfall. Exelon has forecast substantial increases in load, driven largely by the increasing use of data processing facilities dedicated to artificial intelligence technologies. If third-party power generation capacity is insufficient to meet any Utility Registrant’s customers’ electricity demand or customers’ electricity demand across PJM over any period, transmission and distribution services may be diminished or interrupted, and results of operations, financial condition, and cash flows could be adversely affected.
In the event generation capacity is insufficient to meet demand, the Utility Registrants’ customers may experience greater price volatility, power service outages during peak demand periods or during generation contingencies (e.g., severe storms), and electricity use limits to maintain system balance. Furthermore, the Utility Registrants may be unable to support new economic development should generation constraints last for extended periods.
The Utility Registrants' respective ability to deliver electricity, their operating costs, and their capital expenditures could be negatively impacted by transmission congestion and failures of neighboring transmission systems (All Registrants).
Demand for electricity within the Utility Registrants' service areas could stress available transmission capacity requiring alternative routing or curtailment of electricity usage. Also, insufficient availability of electric supply to meet customer demand could jeopardize the Utility Registrants' ability to comply with reliability standards and strain customer and regulatory agency relationships. As is the case for electric utilities generally, potential concerns over transmission capacity or generation facility retirements could result in PJM or FERC requiring the

Utility Registrants to upgrade or expand their respective transmission systems through additional capital expenditures. Delays in siting, permitting, and interconnection could defer the introduction of new generation resources that could address resource adequacy concerns.
PJM’s systems and operations are designed to ensure the reliable operation of the transmission grid and prevent the operations of one utility from having an adverse impact on the operations of the other utilities. However, service interruptions at other utilities may cause interruptions in the Utility Registrants’ service areas. Additionally, efforts to artificially manipulate power demand on the grid, or even accidental activity that results in sharp fluctuations of demand, could disrupt grid operations.
The Registrants' performance could be negatively affected if they fail to attract and retain an appropriately qualified workforce (All Registrants).
Certain factors, such as employee strikes, work stoppages, loss of employees, loss of contract resources due to a major event, inability to negotiate future collective bargaining agreements on commercially reasonable terms, an aging workforce, mismatching of skill sets for current and future needs, and failing to appropriately anticipate future workforce needs, could lead to operating challenges and increased costs for the Registrants. Such challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. Such events and other factors could result in increased costs, including costs of replacing lost labor through contractors or new hires, training costs, and costs of lost productivity. Such events also could increase operational risks. The Registrants are particularly affected due to the specialized knowledge required of the technical and support employees needed to conduct Registrants' transmission and distribution operations as well as areas where new technologies are pertinent.
The Registrants’ performance could be negatively affected by poor performance of third-party contractors that perform periodic or ongoing work (All Registrants).
The Registrants rely on third-party contractors to perform operations, maintenance, and construction work. Performance standards typically are included in all contractual obligations, but poor performance may impact capital execution plans or operations, or have adverse financial, regulatory, or reputational consequences.
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
The Registrants rely on the capital markets, particularly for publicly offered debt, as well as the banking and commercial paper markets, to meet their financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets in the United States or abroad could negatively affect the Registrants’ ability to access the capital markets or draw on their respective bank revolving credit facilities. The banks may not be able to meet their funding commitments to the Registrants if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. The inability to access capital markets or credit facilities, and longer-term disruptions in the capital and credit markets because of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could result in the deferral of discretionary capital expenditures, or require a reduction in dividend payments or other discretionary uses of cash. In addition, the Registrants have exposure to worldwide financial markets, including Europe, Canada, and Asia. Disruptions in these markets could reduce or restrict the Registrants’ ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of December 31, 2024, approximately 17%, 11%, and 17% of the Registrants’ available credit facilities were with European, Canadian, and Asian banks, respectively. Additionally, higher interest rates may put pressure on the Registrants’ overall liquidity profile, financial health and impact financial results. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the credit facilities.
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
Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below normal levels in the winter tend to increase winter heating electricity and gas demand and revenues. Moderate temperatures adversely affect the usage of energy and resulting operating revenues at PECO and DPL Delaware. Due to revenue decoupling, operating revenues from electric distribution at ComEd, BGE, Pepco, DPL Maryland, and ACE and gas distribution at BGE are not intended to be affected by abnormal weather.
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
The CISO, through Exelon’s Cyber Information and Security Services (CISS), reviews external and internal sources to obtain cyber threat intelligence to develop strategic and tactical threat assessments that inform the enterprise-wide cyber risk mitigation programs and actions. Exelon uses a wide range of tools, including endpoint, anomaly and network detection, logging and monitoring of security events, network segmentation, firewalls, hardening and securing devices, cyber vulnerability detection and patch management, cyber threat hunting, malware forensic analysis, industry-specific reports, and tabletop exercises to inform the cybersecurity management team. Exelon protects assets critical to grid reliability and national security through the implementation of the North American Electric Reliability Corporation’s Critical Infrastructure Protection requirements, and gas pipeline security under the U.S. Department of Homeland Security’s Transportation Safety Administration’s Security Directives. Exelon maintains security relationships with law enforcement and U.S. intelligence agencies, coordinates with the Electricity Information Sharing and Analysis Center (E-ISAC) and participates in the Department of Energy’s Cybersecurity Risk Information Sharing Program (CRISP) to strengthen the security of the energy grid, share information, design and participate in drills and exercises such as the bi-annual Grid Security Exercises and facilitate cross-sector coordination. Exelon applies stringent employee and contractor screening, and advances security awareness through training and monitoring programs that address both cyber and physical threats. Exelon employees are subject to annual mandatory training addressing security awareness, including cybersecurity and phishing. Exelon maintains cyber insurance coverage at limits consistent with the utility industry and reviews policy coverage and limits on an annual basis.
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
Governance
The Exelon Board of Directors is responsible for oversight of risks from cybersecurity threats. As part of its responsibility and as documented in the Cybersecurity Oversight Policy, the Board of Directors oversees Exelon's cybersecurity program and Exelon’s enterprise-wide risk related to cybersecurity, including management’s identification, assessment, and mitigation of cybersecurity risks. At each regular quarterly meeting, the Board of Directors engages with the CISO and a cross-functional management team regarding the risks from cybersecurity threats. The CISO and professionals from the legal and compliance departments brief the Board of Directors on relevant topics, including information security and operational security, legislative and regulatory developments, and notable external cyber events relevant to Exelon and the industry more broadly. Management engages with the Board of Directors on risks from cybersecurity threats as appropriate outside of the quarterly meetings.
The CISO manages Exelon's enterprise-wide cybersecurity programs and reports to Exelon’s Chief Information Officer. The CISO has been responsible for assessing and managing material risks from cybersecurity threats at Exelon since 2018 and was named to the current role in 2022. The CISO has 26 years of information technology and cybersecurity experience in the critical infrastructure sector, of which 24 years have been in the utility industry. The CISO leads CISS, which manages centralized information technology and operational technology security programs for the Registrants. The programs are aligned to the National Institute of Standards and Technology Cyber Security Framework (NIST CSF) and integrate cyber asset identification; threat assessment;

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
Transmission and Distribution
The Utility Registrants’ high voltage electric transmission lines owned and in service at December 31, 2024 were as follows:

Voltage	Circuit Miles
(Volts)	ComEd	PECO	BGE	Pepco	DPL	ACE
765,000	90	—	—	—	—	—
500,000(a)	—	188	216	109	16	—
345,000	2,678	—	—	—	—	—
230,000	—	550	352	792	472	259
138,000	2,268	135	55	61	587	215
115,000	—	—	700	26	—	—
69,000	—	177	—	—	568	675
___________
(a)In addition, PECO, DPL, and ACE have an ownership interest located in Delaware and New Jersey. See Note 8 — Jointly Owned Electric Utility Plant of the Combined Notes to the Consolidated Financial Statements for additional information.
The Utility Registrants' electric distribution system includes the following number of circuit miles of overhead and underground lines:

Circuit Miles	ComEd	PECO	BGE	Pepco	DPL	ACE
Overhead	35,340	12,982	9,128	4,170	6,022	7,339
Underground	32,993	9,814	18,197	7,385	6,669	3,055
Gas
The following table presents PECO’s, BGE’s, and DPL’s natural gas pipeline miles at December 31, 2024:

	PECO	BGE	DPL
Transmission(a)	6	146	8
Distribution	7,305	7,644	2,225
Service piping	6,533	6,518	1,497
Total	13,844	14,308	3,730
___________
(a)DPL has a 10% undivided interest in approximately 8 miles of natural gas transmission mains located in Delaware, which are used by DPL for its natural gas operations and by 90% owner for distribution of natural gas to its electric generating facilities.

The following table presents PECO’s, BGE’s, and DPL’s natural gas facilities:

Registrant	Facility	Location	Storage Capacity (mmcf)	Send-out or Peaking Capacity (mmcf/day)
PECO	LNG Facility	West Conshohocken, PA	1,200	195
PECO	Propane Air Plant	Chester, PA	105	25
BGE	LNG Facility	Baltimore, MD	1,056	332
BGE	Propane Air Plant	Baltimore, MD	550	85
DPL	LNG Facility	Wilmington, DE	250	60
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
Exelon
Exelon’s common stock is listed on the Nasdaq (trading symbol: EXC). As of January 31, 2025, there were 1,005,217,157 shares of Common stock outstanding and approximately 73,288 record holders of Common stock.
Stock Performance Graph
The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in Exelon Common stock, compared with the S&P 500 Stock Index and the S&P Utility Index, for the period 2020 through 2024. Cumulative total returns account for the separation of Constellation, as the spin-off dividend was assumed to have been reinvested upon receipt.
This performance chart assumes:
•$100 invested on December 31, 2019 in Exelon Common stock, the S&P 500 Stock Index, and the S&P Utility Index; and
•All dividends are reinvested.

Comparison of Five-Year Cumulative Return

240
220
200
180
160
140
120
100
80
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Exelon
S&P 500
S&P Utilities

Value of Investment at December 31,
	2019	2020	2021	2022	2023	2024
Exelon Corporation	$100.00	$100.22	$141.73	$153.53	$132.08	$144.25
S&P 500	$100.00	$155.68	$200.37	$164.08	$207.21	$259.05
S&P Utilities	$100.00	$126.96	$149.39	$151.73	$140.99	$174.02
ComEd
As of January 31, 2025, there were 127,021,417 outstanding shares of Common stock, $12.50 par value, of ComEd, of which 127,002,904 shares were indirectly held by Exelon. As of January 31, 2025, in addition to Exelon, there were 280 record holders of ComEd Common stock. There is no established market for shares of the Common stock of ComEd.
PECO
As of January 31, 2025, there were 170,478,507 outstanding shares of Common stock, without par value, of PECO, all of which were indirectly held by Exelon.
BGE
As of January 31, 2025, there were 1,000 outstanding shares of Common stock, without par value, of BGE, all of which were indirectly held by Exelon.
PHI
As of January 31, 2025, Exelon indirectly held the entire membership interest in PHI.
Pepco
As of January 31, 2025, there were 100 outstanding shares of Common stock, $0.01 par value, of Pepco, all of which were indirectly held by Exelon.
DPL
As of January 31, 2025, there were 1,000 outstanding shares of Common stock, $2.25 par value, of DPL, all of which were indirectly held by Exelon.
ACE
As of January 31, 2025, there were 8,546,017 outstanding shares of Common stock, $3.00 par value, of ACE, all of which were indirectly held by Exelon.
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
Exelon’s Board of Directors approved an updated dividend policy for 2025. The 2025 quarterly dividend will be $0.40 per share.
As of December 31, 2024, Exelon had Retained earnings of $6,426 million, ComEd had Retained earnings of $2,664 million, PECO had Retained earnings of $2,170 million, BGE had Retained earnings of $2,403 million, and PHI had Undistributed losses of $240 million.
The following table sets forth Exelon’s quarterly cash dividends per share paid during 2024 and 2023:

	2024				2023
(per share)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Exelon	$0.3800	$0.3800	$0.3800	$0.3800	$0.3600	$0.3600	$0.3600	$0.3600

The following table sets forth PHI's quarterly distributions and ComEd’s, PECO’s, BGE's, Pepco's, DPL's, and ACE's quarterly common dividend payments:

	2024				2023
(in millions)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
ComEd	$194	$194	$194	$194	$187	$185	$187	$187
PECO	100	100	100	100	102	101	101	101
BGE	92	92	92	92	78	79	79	80
PHI	157	267	164	118	103	198	100	112
Pepco	73	133	102	51	52	85	67	48
DPL	58	78	39	45	36	37	18	42
ACE	27	56	22	22	15	75	15	21
First Quarter 2025 Dividend
On February 12, 2025, Exelon's Board of Directors declared a regular quarterly dividend of $0.40 per share on Exelon’s Common stock for the first quarter of 2025. The dividend is payable on Friday, March 14, 2025, to shareholders of record of Exelon as of 5 p.m. Eastern time on Monday, February 24, 2025.

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
Exelon’s consolidated financial information includes the results of its seven separate operating subsidiary registrants, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, which, along with Exelon, are collectively referred to as the Registrants. The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE. However, none of the Registrants makes any representation as to information related solely to any of the other Registrants. For discussion of the Utility Registrants' year ended December 31, 2023 compared to the year ended December 31, 2022, refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the 2023 Form 10-K, which was filed with the SEC on February 21, 2024.
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders from continuing operations by Registrant for the year ended December 31, 2024 compared to the same period in 2023. For additional information regarding the financial results for the years ended December 31, 2024 and 2023, see the discussions of Results of Operations by Registrant.

	2024	2023	Favorable (Unfavorable) Variance
Exelon	$2,460	$2,328	$132
ComEd	1,066	1,090	(24)
PECO	551	563	(12)
BGE	527	485	42
PHI	741	590	151
Pepco	390	306	84
DPL	209	177	32
ACE	155	120	35
Other(a)	(425)	(400)	(25)
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investing activities.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023. Net income attributable to common shareholders from continuing operations increased by $132 million and Diluted earnings per average common share from continuing operations increased to $2.45 in 2024 from $2.34 in 2023 primarily due to:
•Favorable impacts of rate increases at BGE and PHI;
•Less unfavorable weather at PECO;
•Higher return on regulatory assets at ComEd;
•Lower contracting costs at PHI;
•A tax repairs deduction at PECO;
•Favorable impacts of multi-year plans reconciliations at Pepco;
•Absence of realized losses from hedging activity at Exelon Corporate;
•Higher transmission peak load due to higher energy demand at ComEd; and
•Lower storm costs at PHI.
Note that rate increases are associated with updated recovery rates for costs and investments to serve customers. The increases were partially offset by:
•Higher interest expense at PECO, BGE, PHI, and Exelon Corporate;
•Lower impacts of multi-year plans reconciliations at BGE;
•Higher depreciation and amortization expense at PECO, BGE, and PHI;
•Lower electric distribution earnings from lower allowed ROE and the absence of a return on the pension asset at ComEd;
•Higher credit loss expense at PECO and BGE;
•Lower carrying cost recovery related to the CMC regulatory asset at ComEd; and
•Higher storm costs at BGE.
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

The following table provides a reconciliation between Net income attributable to common shareholders from continuing operations as determined in accordance with GAAP and Adjusted (non-GAAP) operating earnings for the year ended December 31, 2024 compared to 2023:

	2024		2023
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders from continuing operations	$2,460	$2.45	$2,328	$2.34
Mark-to-market impact of economic hedging activities (net of taxes of $0 and $1, respectively)	—	—	(4)	—
Environmental costs (net of taxes of $5 and $8, respectively)	(13)	(0.01)	29	0.03
Asset retirement obligations (net of taxes of $3 and $1, respectively)	8	0.01	(1)	—
SEC matter loss contingency (net of taxes of $0)	—	—	46	0.05
Separation costs (net of taxes of $0 and $7, respectively)(a)	—	—	22	0.02
Cost management charge (net of taxes of 4)(b)	13	0.01	—	—
Change in FERC audit liability (net of taxes of $13 and $4, respectively)	42	0.04	11	0.01
Income tax-related adjustments (entire amount represents tax expense)(c)	(3)	—	(54)	(0.05)
Adjusted (non-GAAP) operating earnings	$2,507	$2.50	$2,377	$2.38
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
(c)In 2023, reflects the adjustment to state deferred income taxes due to changes in forecasted apportionment. In 2024, reflects the adjustment to state deferred income taxes due to change in DPL's Delaware net operating loss valuation allowance.

Significant 2024 Transactions and Developments
At-the-Market Program
In the third quarter 2024, Exelon issued approximately 4 million shares of Common Stock at an average gross price of $37.60 per share. The net proceeds from the 2024 issuances were $148 million, which were used for general corporate purposes. See Note 19 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
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
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$1,045	8.905%	December 19, 2024	January 1, 2024
	April 26, 2024 (amended on September 11, 2024)	Electric	$624	$623	9.89%	October 31, 2024	January 1, 2025
PECO - Pennsylvania	March 28, 2024	Electric	$464	$354	N/A	December 12, 2024	January 1, 2025
		Natural Gas	$111	$78
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	$123	9.50%	November 26, 2024	January 1, 2025
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	$104	$52	9.55%	June 28, 2021	June 28, 2021
	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
DPL - Delaware	September 20, 2024	Natural Gas	$39	10.50%	First quarter of 2026
ACE - New Jersey	November 21, 2024	Electric	$109	10.70%	Fourth quarter of 2025
Transmission Formula Rates
The following total increases/(decreases) were included in the Utility Registrants' 2024 annual electric transmission formula rate updates. All rates are effective June 1, 2024 to May 31, 2025, subject to review by interested parties pursuant to review protocols of each Utility Registrants' tariff. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase	Annual Reconciliation (Decrease) Increase	Total Revenue Requirement Increase	Allowed Return on Rate Base	Allowed ROE
ComEd	$32	$(12)	$20	8.14%	11.50%
PECO	$2	$3	$5	7.45%	10.35%
BGE	$42	$13	$53	7.47%	10.50%
Pepco	$58	$15	$73	7.62%	10.50%
DPL	$7	$17	$24	7.23%	10.50%
ACE	$14	$18	$32	7.11%	10.50%
ComEd's FERC Audit
The Utility Registrants are subject to periodic audits and investigations by FERC. FERC’s Division of Audits and Accounting initiated a nonpublic audit of ComEd in April 2021 evaluating ComEd’s compliance with (1) approved terms, rates and conditions of its federally regulated service; (2) accounting requirements of the Uniform System of Accounts; (3) reporting requirements of the FERC Form 1; and (4) the requirements for record retention. The audit period extended back to January 1, 2017.
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
On July 30, 2024, ComEd reached an agreement in principle on the contested overhead allocation finding. As a result of the settlement process, ComEd recorded a charge for the probable disallowance of $70 million of certain currently capitalized construction costs to operating expenses, which are not expected to be recovered in future rates. The final settlement is subject to FERC approval. The existing loss estimate is reflected in Exelon and ComEd's financial statements as of December 31, 2024. ComEd and FERC staff jointly filed the settlement agreement with FERC for approval on February 11, 2025.
Other Key Business Drivers and Management Strategies

Utility Rates and Rate Proceedings
The Utility Registrants file rate cases with their regulatory commissions seeking increases or decreases to their electric transmission and distribution and gas distribution rates to recover their costs and earn a fair return on their investments. The outcomes of these regulatory proceedings impact the Utility Registrants’ current and future results of operations, cash flows, and financial positions. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on these regulatory proceedings.
Allocation of Income Taxes to Regulated Utilities (All Registrants)
In Q2 2024, the IRS issued a series of PLRs, to another taxpayer, providing guidance with respect to the application of the tax normalization rules to the allocation of consolidated tax benefits among the members of a consolidated group associated with NOLC for ratemaking purposes. The rulings provide that for ratemaking purposes the tax benefit of NOLC should be reflected on a separate company basis not taking into consideration the utilization of losses by other affiliates. A PLR issued to another taxpayer may not be relied on as precedent.
For the Registrants, except for PECO, the methodology prescribed by the IRS in these PLRs could result in a reduction of the regulatory liability established for EDITs arising from the TCJA corporate tax rate change that is being amortized and flowed through to customers as well as a reduction in the accumulated deferred income taxes included in rate base for ratemaking purposes of approximately $1.2 billion - $1.7 billion.
Management will continue to work collaboratively with the Registrants’ regulatory commissions to file PLR requests with the IRS confirming the treatment of NOLC for ratemaking purposes. The Registrants will record the impact, if any, upon receiving their own PLRs from the IRS.
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
In March 2023, Exelon, ComEd, and PHI submitted three applications related to the Smart Grid Grants program under section 40107 of IIJA. These applications are focused on replacing existing Advanced Distribution Management Systems (ADMS) in support of DERs and grid-edged technologies, strengthening interoperability and data architecture of systems in support of two-way power flows and accelerating advanced metering deployment in disadvantaged communities. In October 2023, ComEd’s project, Deployment of a Community-Oriented Interoperable Control Framework for Aggregating and Integrating Distributed Energy Resources and Other Grid-Edge Devices, was recommended by the Grid Deployment Office (GDO) for negotiation of a final award up to $50 million. This project will enable ComEd and its local partners to deploy the next generation of grid technologies that support the growth of solar and electric vehicles (EVs), while piloting new local workforce training initiatives to support job creation connected to the clean energy transition. The award negotiation process is complete and funding has been obligated.
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
In October 2024, Exelon’s project, Renewable-Aware Distribution Operations: Pioneering a cleaner future for all our communities, and BGE’s project, Baltimore Interconnection Readiness & Deployment of Storage (BIRDS), were recommended by the GDO for negotiation of a final award up to $100 million and $50 million, respectively. The Exelon project will deploy advanced Distribution Energy Resource Management System (DERMS) capabilities and pilot technology to increase the flexibility, efficiency, reliability, and resilience of its distribution network. BGE’s project will facilitate a programmatic approach to a flexible and decentralized energy distribution grid while setting an automated and digitized framework for unlocking future clean energy investments. Both the Exelon and BGE projects have been issued conditional awards, subject to final negotiations.
The Trump Administration has issued numerous Executive Orders (EOs), including the Unleashing American Energy Order on January 20, 2025, which requires an immediate pause in the disbursement of funds appropriated through the IRA and IIJA during a 90-day review period. Exelon is currently evaluating this EO and others to determine what, if any, impact they might have on awards selected or received from the Department of Energy.
PJM Regional Transmission Expansion
At the February 4, 2025 Transmission Expansion Advisory Committee meeting, PJM disclosed PECO’s, BGE’s and Pepco’s revised total estimated costs for the planned retirement of the Brandon Shores Generating Station of approximately $154 million, $1.1 billion, and $241 million, respectively.
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
Goodwill (Exelon, ComEd, and PHI)
As of December 31, 2024, Exelon’s $6.6 billion carrying amount of goodwill consists of $2.6 billion at ComEd and $4 billion at PHI. These entities are required to perform an assessment for possible impairment of their goodwill at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting units below their carrying amount. A reporting unit is an operating segment or one level below an operating segment (known as a component) and is the level at which goodwill is assessed for impairment. ComEd has a single operating segment and reporting unit. PHI’s operating segments and reporting units are Pepco, DPL, and ACE. See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information. Exelon's and ComEd’s goodwill has been assigned entirely to the ComEd reporting unit. Exelon's and PHI’s goodwill has been assigned to the Pepco, DPL, and ACE reporting units in the amounts of $2.1 billion, $1.4 billion, and $0.5 billion, respectively. See Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information.

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
While the 2024 annual assessments indicated no impairments, certain assumptions used in the assessment are highly sensitive to changes. Adverse regulatory actions or changes in significant assumptions could potentially result in future impairments of Exelon’s, ComEd's, or PHI’s goodwill, which could be material.
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
Pension and OPEB plan assets include cash and cash equivalents, equity securities, including U.S. and international securities, and fixed income securities, as well as certain alternative investment classes such as private equity, real estate, private credit, and hedge funds.
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

Sensitivity to Changes in Key Assumptions. The following tables illustrate the effects of changing certain of the actuarial assumptions discussed above, while holding all other assumptions constant:

	Actual Assumption			(Decrease) Increase
Actuarial Assumption	Pension	OPEB	Change in Assumption	Pension	OPEB	Total
Change in 2024 cost:
Discount rate(a)	5.19%	5.17%	0.5%	$(18)	$(2)	$(20)
	5.19%	5.17%	(0.5)%	$20	$2	$22
EROA	7.00%	6.50%	0.5%	$(53)	$(6)	$(59)
	7.00%	6.50%	(0.5)%	$53	$6	$59
Change in benefit obligation at December 31, 2024:
Discount rate(a)	5.68%	5.64%	0.5%	$(451)	$(83)	$(534)
	5.68%	5.64%	(0.5)%	$517	$94	$611
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
The following table illustrates gains (losses) to be included in net income that could result from the elimination of regulatory assets and liabilities and charges against OCI related to deferred costs associated with Exelon's pension and OPEB plans that are recorded as Regulatory assets in Exelon's Consolidated Balance Sheets (before taxes) at December 31, 2024:

(In millions)	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Gain (loss)	$2,803	$4,897	$(693)	$(347)	$(1,030)	$(276)	$92	$(447)
Charge against OCI(a)	(2,844)	—	—	—	—	—	—	—
___________
(a)Exelon's charge against OCI (before taxes) consists of up to $2.2 billion, $363 million, $384 million, $253 million, $95 million, and $7 million related to ComEd's, BGE's, PHI's, Pepco's, DPL's, and ACE's respective portions of the deferred costs associated with Exelon's pension and OPEB plans. Exelon also has a net regulatory liability of $106 million (before taxes) related to PECO’s portion of the deferred costs associated with Exelon’s OPEB plans that would result in an increase in OCI if reversed.

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
Refer to the revenue recognition discussion below for additional information on the annual revenue reconciliations associated with ICC-approved electric distribution MRP and formula rate mechanisms for ComEd, and FERC transmission formula rate tariffs for the Utility Registrants.
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

Interest Rate Derivative Instruments. Exelon Corporate utilizes interest rate swaps to manage interest rate risk on existing and planned future debt issuances. The fair value of the swaps is calculated by discounting the future net cash flows to the present value based on the terms and conditions of the agreements and the forward interest rate curves. As these inputs are based on observable data and valuations of similar instruments, the interest rate derivatives are primarily categorized in Level 2 in the fair value hierarchy.
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
Accounting for Loss Contingencies (All Registrants)
In the preparation of the financial statements, the Registrants make judgments regarding the future outcome of contingent events and record liabilities for loss contingencies that are probable and can be reasonably estimated based upon available information. The amount recorded may differ from the actual expense incurred when the uncertainty is resolved. Such difference could have a significant impact in the Registrants' consolidated financial statements.
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
Alternative Revenue Program Accounting. Certain of the Registrants’ ratemaking mechanisms qualify as ARPs if they (i) are established by a regulatory order and allow for automatic adjustment to future rates, (ii) provide for additional revenues (above those amounts currently reflected in the price of utility service) that are objectively determinable and probable of recovery, and (iii) allow for the collection of those additional revenues within 24 months following the end of the period in which they were recognized. For mechanisms that meet these criteria, the Registrants adjust revenue and record an offsetting regulatory asset or liability once the condition or event allowing additional billing or refund has occurred. The ARP revenues presented in the Registrants’ Consolidated Statements of Operations and Comprehensive Income include both: (i) the recognition of “originating” ARP revenues (when the regulator-specified condition or event allowing for additional billing or refund has occurred) and (ii) an equal and offsetting reversal of the “originating” ARP revenues as those amounts are reflected in the price of utility service and recognized as Revenue from Contracts with Customers.
ComEd records ARP revenue for its best estimate of the electric distribution, energy efficiency, distributed generation rebates, and transmission revenue impacts resulting from future changes in rates that ComEd believes are probable of approval by the ICC and FERC in accordance with its distribution multi-year rate plan, distribution revenue decoupling mechanisms, and formula rate mechanisms. BGE, Pepco, DPL, and ACE record ARP revenue for their best estimate of the electric and natural gas distribution revenue impacts resulting from future changes in rates that they believe are probable of approval by the MDPSC, DCPSC, and/or NJBPU in accordance with their revenue decoupling mechanisms. PECO, BGE, Pepco, DPL, and ACE record ARP revenue for their best estimate of the transmission revenue impacts resulting from future changes in rates that they believe are probable of approval by FERC in accordance with their formula rate mechanisms. Estimates of the current year revenue requirement are based on actual and/or forecasted costs and investments in rate base for the period and the rates of return on common equity and associated regulatory capital structure allowed under the applicable tariff. The estimated reconciliation can be affected by, among other things, variances in costs incurred, investments made, allowed ROE, and actions by regulators or courts.

See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Allowance for Credit Losses on Customer Receivables (All Registrants)
The Registrants allowance for credit losses on customer receivables is estimated based on historical experience, current conditions, and forward-looking risk factors. Historical experience considered include collection activities and payment history utilized for risk segmentation; current conditions include changes in economic conditions, aging of receivable balances, payment options and programs available to customers, and industry trends for each company; and forward-looking risk factors include assumptions related to the level of write-offs and recoveries. Risk segments represent a group of customers with similar forward-looking credit quality indicators and risk factors that are comprised based on various attributes, including delinquency of their balances and payment history and represent expected, future customer behavior. The Registrants' customer accounts are generally considered delinquent if the amount billed is not received by the time the next bill is issued, which normally occurs on a monthly basis. The Registrants' customer accounts are written off consistent with approved regulatory requirements. The Registrants' allowances for credit losses will continue to be affected by changes in volume, prices, and economic conditions as well as changes in ICC, PAPUC, MDPSC, DCPSC, DEPSC, and NJBPU regulations.

ComEd
Results of Operations by Registrant
Results of Operations—ComEd

	2024	2023	Favorable (Unfavorable) Variance
Operating revenues	$8,219	$7,844	$375
Operating expenses
Purchased power	3,042	2,816	(226)
Operating and maintenance	1,703	1,450	(253)
Depreciation and amortization	1,514	1,403	(111)
Taxes other than income taxes	376	369	(7)
Total operating expenses	6,635	6,038	(597)
Gain on sales of assets	5	—	5
Operating income	1,589	1,806	(217)
Other income and (deductions)
Interest expense, net	(501)	(477)	(24)
Other, net	94	75	19
Total other income and (deductions)	(407)	(402)	(5)
Income before income taxes	1,182	1,404	(222)
Income taxes	116	314	198
Net income	$1,066	$1,090	$(24)
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023. Net income decreased by $24 million primarily due to a lower allowed distribution ROE, the absence of a return on the pension asset within distribution earnings, and lower carrying cost recovery related to the CMC regulatory asset. These were partially offset by higher distribution rate base, higher return on regulatory assets primarily due to an increase in asset balances, and higher transmission peak load.
The changes in Operating revenues consisted of the following:

2024 vs. 2023
Increase
Distribution	$191
Transmission	78
Energy efficiency	59
Other	44
372
Regulatory required programs	3
Total increase	$375

Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not intended to be impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms.
Distribution Revenue. Distribution revenues were under a performance-based formula rate through 2023. Starting in 2024, distribution revenues are under a MRP. Both the performance-based formula rate and the MRP require annual reconciliations of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred with certain limitations for the MRP reconciliations. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased during the year ended December 31, 2024, compared to the same period in 2023, primarily due to higher fully

ComEd
recoverable costs and higher rate base, partially offset by lower allowed ROE and the absence of a return on the pension asset.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak load, which is updated annually in January based on the prior calendar year. Transmission revenues increased during the year ended December 31, 2024, compared to the same period in 2023, primarily due to increased underlying costs, higher peak load, and increased capital investments.
Energy Efficiency Revenue. Energy efficiency revenues are under a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred in a given year. Energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased during the year ended December 31, 2024, compared to the same period in 2023, primarily due to increased regulatory asset amortization, which is fully recoverable, and the impacts of a higher rate base.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenue increased for the year ended December 31, 2024, compared to the same period in 2023, which primarily reflects mutual assistance revenues associated with storm restoration efforts.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The $226 million increase in Purchased power expense for the year ended December 31, 2024 compared to the same period in 2023 is offset in Operating revenues as part of regulatory required programs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

2024 vs. 2023
Increase (Decrease)
Labor, other benefits, contracting, and materials(a)	$112
BSC costs	66
Pension and non-pension postretirement benefits expense	24
Storm-related costs	(4)
Other(b)	62
260
Regulatory required programs	(7)
Total increase	$253
__________
(a)Primarily reflects an updated rate of capitalization of certain overhead costs.
(b)Primarily reflects the reclassification and increase of the FERC audit liability during the current year and an increase in credit loss expense. See Note 3 — Regulatory Matters for additional information regarding the FERC audit liability.
The changes in Depreciation and amortization expense consisted of the following:

2024 vs. 2023
Increase
Depreciation and amortization(a)	$70
Regulatory asset amortization(b)	41
Total increase	$111
__________
(a)Reflects ongoing capital expenditures.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Interest expense, net increased $24 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to an increase in the principal balance and interest rates of debt issued in 2024.
Effective income tax rates were 9.8% and 22.4% for the years ended December 31, 2024 and 2023, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations—PECO

	2024	2023	Favorable (Unfavorable) Variance
Operating revenues	$3,973	$3,894	$79
Operating expenses
Purchased power and fuel	1,477	1,544	67
Operating and maintenance	1,120	1,003	(117)
Depreciation and amortization	428	397	(31)
Taxes other than income taxes	218	202	(16)
Total operating expenses	3,243	3,146	(97)
Gain on sales of assets	4	—	4
Operating income	734	748	(14)
Other income and (deductions)
Interest expense, net	(232)	(201)	(31)
Other, net	37	36	1
Total other income and (deductions)	(195)	(165)	(30)
Income before income taxes	539	583	(44)
Income taxes	(12)	20	32
Net income	$551	$563	$(12)
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023. Net income decreased by $12 million, primarily due to an increase in credit loss expense, interest expense, and depreciation expense, partially offset by a decrease in income tax expense due to a higher tax repairs deduction and an increase in revenue as a result of less unfavorable weather impact relative to the same period last year.
The changes in Operating revenues consisted of the following:

	2024 vs. 2023
	Increase (Decrease)
	Electric	Gas	Total
Weather	$62	$15	$77
Volume	9	1	10
Pricing	28	3	31
Transmission	10	—	10
Other	1	(2)	(1)
	110	17	127
Regulatory required programs	14	(62)	(48)
Total increase (decrease)	$124	$(45)	$79
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. For the year ended December 31, 2024 compared to the same period in 2023, Operating revenues related to weather increased due to less unfavorable weather conditions in PECO's service territory.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the years ended December 31, 2024 compared to the same period in 2023 and normal weather consisted of the following:

PECO

	For the Years Ended December 31,			% Change
PECO Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	3,786	3,587	4,381	5.5%	(13.6)%
Cooling Degree-Days	1,652	1,345	1,462	22.8%	13.0%
Volume. Electric volume, exclusive of the effects of weather, for the year ended December 31, 2024 compared to the same period in 2023, increased due to customer load growth. Natural gas volume for the year ended December 31, 2024 compared to the same period in 2023, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	2024	2023	% Change	Weather - Normal % Change(b)
Residential	13,963	13,262	5.3%	0.2%
Small commercial & industrial	7,683	7,367	4.3%	1.3%
Large commercial & industrial	13,889	13,638	1.8%	0.6%
Public authorities & electric railroads	613	606	1.2%	1.2%
Total electric retail deliveries(a)	36,148	34,873	3.7%	0.6%

	At December 31,
Number of Electric Customers	2024	2023
Residential	1,533,443	1,535,927
Small commercial & industrial	155,164	156,248
Large commercial & industrial	3,150	3,127
Public authorities & electric railroads	10,708	10,417
Total	1,702,465	1,705,719
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	2024	2023	% Change	Weather - Normal % Change(b)
Residential	38,328	35,842	6.9%	0.7%
Small commercial & industrial	21,906	21,182	3.4%	0.1%
Large commercial & industrial	17	51	(66.7)%	(11.1)%
Transportation	23,357	23,741	(1.6)%	(2.6)%
Total natural gas deliveries(a)	83,608	80,816	3.5%	(0.4)%

	At December 31,
Number of Gas Customers	2024	2023
Residential	508,224	507,197
Small commercial & industrial	44,846	45,001
Large commercial & industrial	7	9
Transportation	644	627
Total	553,721	552,834
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing electricity from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the year ended December 31, 2024 compared to the same period in 2023 increased primarily due to higher electric DSIC rates in PECO's service territories.

PECO
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to increases in underlying costs and capital investments.
Other Revenue primarily includes revenue related to late payment charges. Other revenues for the year ended December 31, 2024 compared to the same period in 2023, remained relatively consistent.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The decrease of $67 million for the year ended December 31, 2024, compared to the same period in 2023, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

2024 vs. 2023
Increase (Decrease)
Credit loss expense	$46
BSC costs	30
Labor, other benefits, contracting, and materials	11
Pension and non-pension postretirement benefits expense	7
Storm-related costs	(6)
Other	6
94
Regulatory required programs	23
Total increase	$117
The changes in Depreciation and amortization expense consisted of the following:

2024 vs. 2023
Increase
Depreciation and amortization(a)	$31
Regulatory asset amortization	—
Total increase	$31
__________
(a)Depreciation and amortization expense increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased by $16 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to higher Pennsylvania gross receipts tax.

PECO
Interest expense, net increased $31 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to an increase in interest rates and the issuance of debt in 2024.
Effective income tax rates were (2.2)% and 3.4% for the years ended December 31, 2024 and 2023, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE
Results of Operations—BGE

	2024	2023	Favorable (Unfavorable) Variance
Operating revenues	$4,426	$4,027	$399
Operating expenses
Purchased power and fuel	1,651	1,531	(120)
Operating and maintenance	1,036	741	(295)
Depreciation and amortization	638	654	16
Taxes other than income taxes	345	319	(26)
Total operating expenses	3,670	3,245	(425)
Operating income	756	782	(26)
Other income and (deductions)
Interest expense, net	(216)	(182)	(34)
Other, net	36	18	18
Total other income and (deductions)	(180)	(164)	(16)
Income before income taxes	576	618	(42)
Income taxes	49	133	84
Net income	$527	$485	$42
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023. Net income increased $42 million primarily due to favorable distribution rates, partially offset by lower impacts of multi-year plans reconciliations, an increase in interest expense, storm costs, credit loss expense and various operating expenses. See Note 3 — Regulatory Matters for additional information on multi-year plan order.
The changes in Operating revenues consisted of the following:

	2024 vs. 2023
	Increase (Decrease)
	Electric	Gas	Total
Distribution	$94	$128	$222
Transmission	25	—	25
Other	2	(2)	—
	121	126	247
Regulatory required programs	207	(55)	152
Total increase	$328	$71	$399

BGE
Revenue Decoupling. The demand for electricity and natural gas is affected by weather and customer usage. However, Operating revenues are not intended to be impacted by abnormal weather or usage per customer as a result of a monthly rate adjustment that provides for fixed distribution revenue per customer by customer class. While Operating revenues are not impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on revenue decoupling for BGE.

	At December 31,
Number of Electric Customers	2024	2023
Residential	1,216,614	1,211,889
Small commercial & industrial	115,010	115,787
Large commercial & industrial	13,266	13,072
Public authorities & electric railroads	260	261
Total	1,345,150	1,341,009

	At December 31,
Number of Gas Customers	2024	2023
Residential	658,776	657,823
Small commercial & industrial	37,874	37,993
Large commercial & industrial	6,369	6,309
Total	703,019	702,125
Distribution Revenue increased for the year ended December 31, 2024 compared to the same period in 2023, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other Revenue remained relatively consistent for the year ended December 31, 2024 compared to the same period in 2023.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $120 million for the year ended December 31, 2024 compared to the same period in 2023 in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE
The changes in Operating and maintenance expense consisted of the following:

2024 vs. 2023
Increase
BSC costs	$25
Storm-related costs	8
Labor, other benefits, contracting, and materials	24
Credit loss expense	8
Multi-year plans reconciliations(a)	77
Other(b)	33
175
Regulatory required programs(c)	120
Total increase	$295
__________
(a)See Note 3 — Regulatory Matters for additional information on multi-year plans reconciliations.
(b)Primarily related to capital write-offs.
(c)Increase due to the cost recovery associated with EmPOWER Maryland. See Note 3 — Regulatory Matters for additional information

The changes in Depreciation and amortization expense consisted of the following:

2024 vs. 2023
(Decrease) Increase
Depreciation and amortization	$(7)
Regulatory required programs(a)	(64)
Regulatory asset amortization	55
Total decrease	$(16)
__________
(a)Decrease due to the cost recovery associated with EmPOWER Maryland. See Note 3 — Regulatory Matters for additional information.
Taxes other than income taxes increased by $26 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to increased property taxes.
Interest expense, net increased $34 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to an increase in interest rates and the issuance of debt in the second quarter of 2024 and 2023 .
Other, net increased by $18 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to increased interest income and higher AFUDC equity.
Effective income tax rates were 8.5% and 21.5% for the years ended December 31, 2024 and 2023, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations—PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI's corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the year ended December 31, 2024 compared to the same period in 2023. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	2024	2023	Favorable Variance
PHI	$741	$590	$151
Pepco	390	306	84
DPL	209	177	32
ACE	155	120	35
Other(a)	(13)	(13)	—
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023. Net income increased by $151 million primarily due to higher electric distribution rates, lower contracting costs due to the absence of the ACE employee strike, higher transmission rates, decrease in environmental costs at Pepco, favorable impacts of the Pepco Maryland multi-year plans including the recognition of the reconciliations, and a decrease in storm costs, partially offset by increases in depreciation expense and interest expense.

Pepco
Results of Operations—Pepco

	2024	2023	Favorable (Unfavorable) Variance
Operating revenues	$3,039	$2,824	$215
Operating expenses
Purchased power	1,055	974	(81)
Operating and maintenance	534	572	38
Depreciation and amortization	407	441	34
Taxes other than income taxes	424	390	(34)
Total operating expenses	2,420	2,377	(43)
(Loss) gain on sales of assets	(1)	9	(10)
Operating income	618	456	162
Other income and (deductions)
Interest expense, net	(192)	(165)	(27)
Other, net	54	66	(12)
Total other income and (deductions)	(138)	(99)	(39)
Income before income taxes	480	357	123
Income taxes	90	51	(39)
Net income	$390	$306	$84
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023. Net income increased by $84 million primarily due to decreases in environmental costs, higher transmission rates, favorable impacts of the Maryland multi-year plans including the recognition of the reconciliations, customer growth, and a decrease in storm costs partially offset by an increase in depreciation expense and interest expense.
The changes in Operating revenues consisted of the following:

2024 vs. 2023
Increase (Decrease)
Distribution	$62
Transmission	61
Other	(2)
121
Regulatory required programs	94
Total increase	$215
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. However, Operating revenues from electric distribution in both Maryland and the District of Columbia are not intended to be impacted by abnormal weather or usage per customer as a result of a BSA that provides for a fixed distribution charge per customer by customer class. While Operating revenues are not impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on revenue decoupling for Pepco Maryland and District of Columbia.

Pepco

	At December 31,
Number of Electric Customers	2024	2023
Residential	877,916	866,018
Small commercial & industrial	54,036	54,142
Large commercial & industrial	23,068	22,941
Public authorities & electric railroads	207	208
Total	955,227	943,309
Distribution Revenue increased for the year ended December 31, 2024 compared to the same period in 2023, primarily due to higher rates due to the favorable impacts of the Maryland multi-year plans and customer growth.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to increases in underlying costs and capital investment.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $81 million for the year ended December 31, 2024 compared to the same period in 2023, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

Pepco
The changes in Operating and maintenance expense consisted of the following:

2024 vs. 2023
(Decrease) Increase
Labor, other benefits, contracting, and materials(a)	$(56)
BSC and PHISCO costs	13
Pension and non-pension postretirement benefits expense	(2)
Credit loss expense	(4)
Storm-related costs	(4)
Pepco Maryland multi-year plan reconciliations (b)	(23)
Other	(6)
(82)
Regulatory required programs (c)	44
Total decrease	$(38)
__________
(a)Primarily reflects the decreases in environmental costs for the year ended December 31, 2024.
(b)See Note 3 — Regulatory Matters for additional information on multi-year plan reconciliations.
(c)Increase primarily due to the cost recovery associated with EmPOWER Maryland. Please refer to Note 3 — Regulatory Matters additional information.
The changes in Depreciation and amortization expense consisted of the following:

2024 vs. 2023
Increase (Decrease)
Depreciation and amortization(a)	$25
Regulatory asset amortization	(1)
Regulatory required programs(b)	(58)
Total decrease	$(34)
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Decrease includes the cost recovery associated with EmPOWER Maryland. Please refer to Note 3 — Regulatory Matters additional information.
Taxes other than income taxes increased $34 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to increases in utility taxes, which are offset in revenues, and property taxes.
Interest expense, net increased $27 million for the year ended December 31, 2024 compared to the same period in 2023 primarily due to an increase in interest rates and the issuance of debt in 2023 and 2024.
(Loss) gain on sales of assets for the year ended December 31, 2024 compared to the same period in 2023 decreased $10 million due to the absence of the gain on sale of land in the fourth quarter of 2023.
Other, net decreased $12 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to lower AFUDC equity.
Effective income tax rates were 18.8% and 14.3% for the years ended December 31, 2024 and 2023, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL
Results of Operations—DPL

	2024	2023	Favorable (Unfavorable) Variance
Operating revenues	$1,787	$1,688	$99
Operating expenses
Purchased power and fuel	760	737	(23)
Operating and maintenance	377	364	(13)
Depreciation and amortization	245	244	(1)
Taxes other than income taxes	79	75	(4)
Total operating expenses	1,461	1,420	(41)
Operating income	326	268	58
Other income and (deductions)
Interest expense, net	(93)	(74)	(19)
Other, net	25	18	7
Total other income and (deductions)	(68)	(56)	(12)
Income before income taxes	258	212	46
Income taxes	49	35	(14)
Net income	$209	$177	$32
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023. Net income increased by $32 million primarily due to higher Delaware electric distribution rates, favorable weather conditions at Delaware electric and natural gas service territories, and higher transmission rates, partially offset by an increase in interest expense.
The changes in Operating revenues consisted of the following:

	2024 vs. 2023
	Increase
	Electric	Gas	Total
Weather	$5	$3	$8
Volume	8	1	9
Distribution	44	5	49
Transmission	10	—	10
Other	5	—	5
	72	9	81
Regulatory required programs	52	(34)	18
Total increase	$124	$(25)	$99
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. However, Operating revenues from electric distribution in Maryland are not intended to be impacted by abnormal weather or usage per customer as a result of a BSA that provides for a fixed distribution charge per customer by customer class. While Operating revenues from electric distribution customers in Maryland are not impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on revenue decoupling for DPL Maryland.
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the year ended December 31, 2024 compared to the same period in 2023, Operating revenues related to weather increased due to favorable weather conditions in DPL's Delaware electric and natural gas service territories.

DPL
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL’s Delaware service territory for the year ended December 31, 2024 compared to same period in 2023 and normal weather consisted of the following:

	For the Years Ended December 31,			% Change
Delaware Electric Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	4,100	3,845	4,517	6.6%	(9.2)%
Cooling Degree-Days	1,277	1,275	1,290	0.2%	(1.0)%

	For the Years Ended December 31,			% Change
Delaware Natural Gas Service Territory	2024	2023	Normal	2024 vs. 2023	2024 vs. Normal
Heating Degree-Days	4,100	3,845	4,631	6.6%	(11.5)%
Volume, exclusive of the effects of weather, increased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to an increase in customer usage and customer growth.

Electric Retail Deliveries to Delaware Customers (in GWhs)	2024	2023	% Change	Weather - Normal % Change (b)
Residential	3,227	3,065	5.3%	3.1%
Small commercial & industrial	1,445	1,399	3.3%	2.2%
Large commercial & industrial	3,019	3,071	(1.7)%	(1.9)%
Public authorities & electric railroads	32	33	(3.0)%	(2.9)%
Total electric retail deliveries(a)	7,723	7,568	2.0%	0.9%

	At December 31,
Number of Total Electric Customers (Maryland and Delaware)	2024	2023
Residential	490,626	485,713
Small commercial & industrial	64,813	64,220
Large commercial & industrial	1,255	1,260
Public authorities & electric railroads	606	593
Total	557,300	551,786
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	2024	2023	% Change	Weather - Normal % Change(b)
Residential	7,810	7,326	6.6%	0.9%
Small commercial & industrial	3,801	3,660	3.9%	(1.9)%
Large commercial & industrial	1,674	1,588	5.4%	5.4%
Transportation	6,206	6,004	3.4%	1.6%
Total natural gas deliveries(a)	19,491	18,578	4.9%	0.9%

DPL

	At December 31,
Number of Delaware Natural Gas Customers	2024	2023
Residential	131,392	129,903
Small commercial & industrial	10,218	10,133
Large commercial & industrial	14	14
Transportation	162	163
Total	141,786	140,213
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to favorable impacts of the higher electric distribution rates in Delaware that became effective July 2023, and higher natural gas DSIC rates in Delaware that became effective in January 2024, partially offset by lower electric DSIC rates in Delaware that became effective in January 2024.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to increases in underlying costs and capital investment.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $23 million for the year ended December 31, 2024 compared to the same period in 2023, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

DPL
The changes in Operating and maintenance expense consisted of the following:

2024 vs. 2023
Increase (Decrease)
BSC and PHISCO costs	$11
Pension and non-pension postretirement benefits expense	(2)
Labor, other benefits, contracting, and materials	(2)
Storm-related costs	(4)
Other	(2)
$1
Regulatory required programs(a)	12
Total increase	$13
__________
(a)Increase is primarily due to the cost recovery associated with EmPOWER Maryland. Please refer to Note 3 — Regulatory Matters additional information.

The changes in Depreciation and amortization expense consisted of the following:

2024 vs. 2023
Increase (Decrease)
Depreciation and amortization(a)	$9
Regulatory asset amortization	1
Regulatory required programs(b)	(9)
Total increase	$1
__________
(a)Depreciation and amortization increased primarily due to ongoing expenditures.
(b)Decrease is primarily due to the cost recovery associated with EmPOWER Maryland. Please refer to Note 3 — Regulatory Matters additional information.
Taxes other than income taxes increased by $4 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to an increase in property taxes.
Interest expense, net increased $19 million for the year ended December 31, 2024 compared to the same period in 2023 primarily due to an increase in interest rates and the issuance of debt in 2023 and 2024.
Other, net increased $7 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to higher interest income.
Effective income tax rates were 19.0% and 16.5% for the years ended December 31, 2024 and 2023, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

ACE
Results of Operations—ACE

	2024	2023	Favorable (Unfavorable) Variance
Operating revenues	$1,628	$1,522	$106
Operating expenses
Purchased power	698	637	(61)
Operating and maintenance	368	386	18
Depreciation and amortization	278	283	5
Taxes other than income taxes	9	8	(1)
Total operating expenses	1,353	1,314	(39)
Operating income	275	208	67
Other income and (deductions)
Interest expense, net	(79)	(72)	(7)
Other, net	14	20	(6)
Total other income and (deductions)	(65)	(52)	(13)
Income before income taxes	210	156	54
Income taxes	55	36	(19)
Net income	$155	$120	$35
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023. Net income increased by $35 million primarily due to higher distribution rates and lower contracting costs due to the absence of the ACE employee strike, partially offset by increases in depreciation expense and interest expense.
The changes in Operating revenues consisted of the following:

2024 vs. 2023
Increase (Decrease)
Distribution	$54
Transmission	(1)
53
Regulatory required programs	53
Total increase	$106
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. However, Operating revenues from electric distribution in New Jersey are not intended to be impacted by abnormal weather or usage per customer as a result of the CIP which became effective, prospectively, in the third quarter of 2021. The CIP compares current distribution revenues by customer class to approved target revenues established in ACE’s most recent distribution base rate case. The CIP is calculated annually, and recovery is subject to certain conditions, including an earnings test and ceilings on customer rate increases. While Operating revenues are not impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers. See Note 3 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information on the ACE CIP.

	At December 31,
Number of Electric Customers	2024	2023
Residential	507,483	504,919
Small commercial & industrial	62,739	62,646
Large commercial & industrial	2,843	2,909
Public authorities & electric railroads	714	727
Total	573,779	571,201

ACE
Distribution Revenue increased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to higher distribution rates that became effective December 2023 and the expiration of customer credits related to the TCJA tax benefits.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue remained relatively consistent for the year ended December 31, 2024 compared to the same period in 2023.
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
See Note 5 – Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $61 million for the year ended December 31, 2024 compared to same period in 2023, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

2024 vs. 2023
Increase (Decrease)
BSC and PHISCO costs	10
Pension and non-pension postretirement benefits expense	(1)
Storm-related costs	(1)
Labor, other benefits, contracting and materials(a)	(42)
Other	(3)
(37)
Regulatory required programs	19
Total decrease	$(18)
__________
(a)Reflects a decrease in contracting costs for the year ended December 31, 2024, primarily due to the absence of the ACE employee strike that occurred in 2023.

ACE
The changes in Depreciation and amortization expense consisted of the following:

2024 vs. 2023
Increase (Decrease)
Depreciation and amortization(a)	$15
Regulatory asset amortization	5
Regulatory required programs(b)	(25)
Total decrease	$(5)
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Regulatory required programs decreased primarily due to the regulatory asset amortization of the PPA termination obligation which is fully offset in Operating revenues.
Interest expense, net increased $7 million for the year ended December 31, 2024 compared to the same period in 2023 primarily due to an increase in interest rates and the issuance of debt in 2023 and 2024.
Other, net decreased $6 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to lower AFUDC equity.
Effective income tax rates were 26.2% and 23.1% for the years ended December 31, 2024 and 2023, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.
Liquidity and Capital Resources
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations, as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each of the Registrants annually evaluates its financing plan, dividend practices, and credit line sizing, focusing on maintaining its investment grade ratings while meeting its cash needs to fund capital requirements, including construction expenditures, retire debt, pay dividends, and fund pension and OPEB obligations. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, the Utility Registrants operate in rate-regulated environments in which the amount of new investment recovery may be delayed or limited and where such recovery takes place over an extended period of time. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, the Registrants have access to credit facilities with aggregate bank commitments of $4.0 billion, as of December 31, 2024. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings, and to issue letters of credit. See the “Credit Matters and Cash Requirements” section below for additional information. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs, and capital expenditure requirements. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt and credit agreements.
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
The following table provides a summary of the change in cash flows from operating activities for the years ended December 31, 2024 and 2023 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$132	$(24)	$(12)	$42	$151	$84	$32	$35
Adjustments to reconcile net income to cash:
Non-cash operating activities	802	659	53	(38)	89	(5)	40	77
Collateral received (paid), net	179	(39)	—	21	196	25	123	50
Income taxes	(52)	(220)	(162)	(91)	(98)	(90)	(50)	(5)
Pension and non-pension postretirement benefit contributions	(51)	16	(3)	(18)	(62)	3	1	(6)
Regulatory assets and liabilities, net	389	306	58	208	(162)	(40)	(76)	(41)
Changes in working capital and other noncurrent assets and liabilities	(533)	167	(199)	(180)	(8)	8	(35)	16
Increase (decrease) in cash flows from operating activities	$866	$865	$(265)	$(56)	$106	$(15)	$35	$126
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. Significant operating cash flow impacts for the Registrants for the years ended December 31, 2024 and 2023 were as follows:
•See Note 22 —Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether the Registrant was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Utility Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties remained relatively consistent due to stable energy prices. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
•See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in Pension and non-pension postretirement benefit contributions relate to Exelon's increased contributions to the Qualified Plans during the year ended December 31, 2024. See Note 14 — Retirement Benefits
•Changes in Regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differs from the recovery period of those costs. Included within the changes is energy efficiency spend for ComEd of $435 million and $416 million for the years ended December 31, 2024 and 2023, respectively. Also included within the changes is energy efficiency and demand response programs spend for BGE, Pepco, DPL, and ACE of $127 million, $52 million, $21 million, and $37 million for the year ended December 31, 2024, respectively, and $132 million, $70 million, $25 million, and $20 million for the year ended December 31, 2023, respectively. PECO had no energy efficiency and demand response programs spend recorded to a regulatory asset for the years ended December 31, 2024 and 2023. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
•Changes in working capital and other noncurrent assets and liabilities for the Utility Registrants and Exelon Corporate total $(223) million and $(533) million. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities owe money to ComEd as a result of the established pricing for CMCs. For the year ended December 31, 2024, the established pricing resulted in ComEd owing payments to nuclear-powered generating facilities, which is reported within the cash flows from operations as a change in Accounts payable and accrued expense.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the years ended December 31, 2024 and 2023 by Registrant:

Increase (decrease) in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$311	$381	$(127)	$(53)	$125	$28	$6	$87
Proceeds from sales of assets and businesses	13	—	—	—	(10)	(10)	—	—
Other investing activities	9	(1)	4	5	(8)	(8)	—	—
Increase (decrease) in cash flows from investing activities	$333	$380	$(123)	$(48)	$107	$10	$6	$87
Significant investing cash flow impacts for the Registrants for 2024 and 2023 were as follows:
•Variances in Capital expenditures are primarily due to the timing of cash expenditures for capital projects. See the "Credit Matters and Cash Requirements" section below for additional information on projected capital expenditure spending for the Utility Registrants.
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the years ended December 31, 2024 and 2023 by Registrant:

(Decrease) increase in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$(601)	$(591)	$101	$(89)	$156	$235	$133	$(212)
Long-term debt, net	(695)	(425)	50	400	(58)	(75)	(8)	25
Changes in intercompany money pool	—	—	—	—	(23)	—	—	—
Issuance of common stock	8	—	—	—	—	—	—	—
Dividends paid on common stock	(91)	(30)	5	(52)	—	(107)	(87)	(1)
Distributions to member	—	—	—	—	(193)	—	—	—
Contributions from parent/member	—	(428)	247	(148)	30	(48)	61	20
Other financing activities	7	—	(1)	(2)	3	6	3	(1)
(Decrease) increase in cash flows from financing activities	$(1,372)	$(1,474)	$402	$109	$(85)	$11	$102	$(169)
Significant financing cash flow impacts for the Registrants for 2024 and 2023 were as follows:
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
•Issuance of common stock relates to the third quarter 2024 issuance of Exelon common stock. See Note 19 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
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

Debt Issuances and Redemptions
See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ long-term debt. Debt activity for 2024 and 2023 by Registrant was as follows:
During 2024, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Notes	5.15%	March 15, 2029	$650	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
Exelon	Notes	5.45%	March 15, 2034	650	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
Exelon	Notes	5.60%	March 15, 2053	400	Repay Exelon SMBC Term Loan, outstanding commercial paper, and for general corporate purposes.
ComEd	First Mortgage Bonds	5.30%	June 1, 2034	400	Repay existing indebtedness, repay outstanding commercial paper obligations, and to fund other general corporate purposes.
ComEd	First Mortgage Bonds	5.65%	June 1, 2054	400	Repay existing indebtedness, repay outstanding commercial paper obligations, and to fund other general corporate purposes.
PECO	First Mortgage Bonds	5.25%	September 15, 2054	575	Refinance outstanding commercial paper and for general corporate purposes
BGE	Notes	5.30%	June 1, 2034	400	Repay outstanding commercial paper obligations and for general corporate purposes
BGE	Notes	5.65%	June 1, 2054	400	Repay outstanding commercial paper obligations and for general corporate purposes
Pepco	First Mortgage Bonds	5.20%	March 15, 2034	375	Refinance existing indebtedness, refinance outstanding commercial paper obligations, and for general corporate purposes.
Pepco	First Mortgage Bonds	5.50%	March 15, 2054	300	Refinance existing indebtedness, refinance outstanding commercial paper obligations, and for general corporate purposes.
DPL	First Mortgage Bonds	5.24%	March 20, 2034	100	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.55%	March 20, 2054	75	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	5.55%	March 20, 2054	75	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	5.29%	August 28, 2034	75	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	5.49%	August 28, 2039	100	Repay existing indebtedness and for general corporate purposes.

During 2023, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Notes	5.15%	March 15, 2028	$1,000	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes	5.30%	March 15, 2033	850	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes	5.60%	March 15, 2053	650	Repay existing indebtedness and for general corporate purposes.
ComEd	First Mortgage Bonds, Series 134	4.90%	February 1, 2033	400	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
ComEd	First Mortgage Bonds Series 135	5.30%	February 1, 2053	575	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
PECO	First and Refunding Mortgage Bonds	4.90%	June 15, 2033	575	Refinance existing indebtedness, refinance outstanding commercial paper obligations, and for general corporate purposes.
BGE	Notes	5.40%	June 1, 2053	700	Repay outstanding commercial paper obligations, repay existing indebtedness, and for general corporate purposes.
Pepco	First Mortgage Bonds	5.35%	September 13, 2033	100	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.30%	March 15, 2033	85	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.40%	March 15, 2038	40	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.57%	March 15, 2053	125	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.30%	March 15, 2033	60	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.57%	March 15, 2053	65	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.45%	November 8, 2033	340	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.55%	November 8, 2038	75	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.72%	November 8, 2053	110	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	5.57%	March 15, 2053	75	Repay existing indebtedness and for general corporate purposes.

During 2024, the following long-term debt was retired and/or redeemed:

Company(b)	Type	Interest Rate	Maturity	Amount
Exelon	SMBC Term Loan Agreement	SOFR plus 0.85%	April 8, 2024	$500
Exelon	Software Licensing Agreement	3.62%	December 1, 2025	1
Exelon	Software Licensing Agreement	3.95%	May 1, 2024	2
Exelon	Software Licensing Agreement	2.30%	December 1, 2025	4
ComEd	First Mortgage Bonds	3.10%	November 1, 2024	250
Pepco	First Mortgage Bonds	3.60%	March 15, 2024	400
DPL(a)	Unsecured tax-exempt bonds	4.32%	July 1, 2024	33
ACE	First Mortgage Bonds	3.38%	September 1, 2024	150
(a)Variable interest on the DPL unsecured tax-exempt bonds reset on a weekly basis.

(b)Exelon repurchased a portion of its Senior unsecured notes during 2024. Refer to Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
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
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the year ended December 31, 2024 and for the first quarter of 2025 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2024	February 21, 2024	March 4, 2024	March 15, 2024	$0.3800
Second Quarter 2024	April 30, 2024	May 13, 2024	June 14, 2024	$0.3800
Third Quarter 2024	July 30, 2024	August 12, 2024	September 13, 2024	$0.3800
Fourth Quarter 2024	October 29, 2024	November 11, 2024	December 13, 2024	$0.3800
First Quarter 2025	February 12, 2025	February 24, 2025	March 14, 2025	$0.4000
___________
(a)Exelon's Board of Directors approved an updated dividend policy for 2025. The 2025 quarterly dividend will be $0.40 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital expenditures, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $2.6 billion was available to support additional commercial paper as of December 31, 2024, and of which no financial institution has more than 6.2% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during 2024 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during 2024 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I, ITEM 1A. RISK FACTORS for additional information regarding the effects of uncertainty in the capital and credit markets.

The Registrants believe their cash flow from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements discussed below.
On August 4, 2022, Exelon entered into an agreement with certain underwriters in connection with an underwritten public offering (the “Offering”) of 11.3 million shares (the “Shares”) of its Common stock, no par value (“Common Stock”). The Shares were sold to the underwriters at a price per share of $43.32. Exelon also granted the underwriters an option to purchase an additional 1.695 million shares of Common stock also at the price per share of $43.32. On August 5, 2022, the underwriters exercised the option in full. The net proceeds from the Offering and the exercise of the underwriters’ option were $563 million before expenses paid by Exelon. Exelon used the proceeds, together with available cash balances, to repay $575 million in borrowings under a $1.15 billion term loan credit facility. See Note 16 — Debt and Credit Agreements for additional information on Exelon’s term loan within our 2022 10-K.
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of Common stock under the Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the Equity Distribution Agreement. In the fourth quarter 2023, Exelon issued approximately 3.6 million shares of Common stock at an average gross price of $39.58 per share. In the third quarter 2024, Exelon issued approximately 4 million shares of Common Stock at an average gross price of $37.60 per share. The net proceeds from the 2023 and 2024 issuances were $140 million and $148 million, which were used for general corporate purposes. As of December 31, 2024, $708 million of Common stock remained available for sale pursuant to the ATM program.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at December 31, 2024 and available credit facility capacity prior to any incremental collateral at December 31, 2024:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$4	$—	$949
PECO	—	51	404
BGE	—	91	400
Pepco	—	—	98
DPL	—	10	156
ACE	—	—	114
__________
(a)Represents incremental collateral related to natural gas procurement contracts.

Capital Expenditures

As of December 31, 2024, estimates of capital expenditures for plant additions and improvements are as follows:

(in millions)(a)	2025 Transmission	2025 Distribution	2025 Gas	Total 2025	Beyond 2025(b)
Exelon	N/A	N/A	N/A	$9,075	$28,925
ComEd	975	2,225	N/A	3,200	10,650
PECO	200	1,300	375	1,875	5,900
BGE	700	625	525	1,850	5,950
PHI	675	1,400	75	2,150	6,400
Pepco	275	775	N/A	1,050	3,000
DPL	175	325	75	575	1,900
ACE	225	275	N/A	500	1,475
___________
(a)Numbers rounded to the nearest $25M and may not sum due to rounding.
(b)Includes estimated capital expenditures for the Utility Registrants from 2026 to 2028.
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
Retirement Benefits
Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006 (the Act), management of the pension obligation, and regulatory implications. The Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). The projected contributions below reflect a funding strategy to make annual contributions with the objective of achieving 100% funded status on an ABO basis over time. This funding strategy helps minimize volatility of future period required pension contributions. Exelon’s estimated annual qualified pension contributions will be $275 million in 2025. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded, given they are not subject to statutory minimum contribution requirements.
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

The following table provides all Registrants' planned contributions to the qualified pension plans, planned benefit payments to non-qualified pension plans, and planned contributions to OPEB plans in 2025:

	Qualified Pension Plans	Non-Qualified Pension Plans	OPEB
Exelon	$275	$16	$45
ComEd	187	2	21
PECO	9	1	1
BGE	26	1	14
PHI	36	8	7
Pepco	1	1	6
DPL	1	—	1
ACE	4	—	1
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
Cash Requirements for Other Financial Commitments
The following tables summarize the Registrants' future estimated cash payments as of December 31, 2024 under existing financial commitments:
Exelon

	2025	Beyond 2025	Total	Time Period
Long-term debt and finance leases(a)	$1,453	$43,215	$44,668	2025 - 2054
Interest payments on long-term debt(b)	1,922	29,825	31,747	2025 - 2054
Operating leases	49	265	314	2025 - 2099
Fuel purchase agreements(c)	293	1,613	1,906	2025 - 2039
Electric supply procurement	3,716	2,217	5,933	2025 - 2028
Long-term renewable energy and REC commitments	422	2,541	2,963	2025 - 2044
Other purchase obligations(d)	5,532	5,431	10,963	2025 - 2034
ZEC commitments	140	292	432	2025 - 2027
Pension contributions(e)	275	1,375	1,650	2025 - 2030
Total cash requirements	$13,802	$86,774	$100,576
__________
(a)Includes amounts from ComEd and PECO financing trusts.
(b)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2024 and do not reflect anticipated future refinancing, early redemptions, or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2024. Includes estimated interest payments due to ComEd and PECO financing trusts.
(c)Represents commitments to purchase natural gas and related transportation, storage capacity, and services.
(d)Represents the future estimated value at December 31, 2024 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between the Registrants or subsidiary and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.
(e)These amounts represent Exelon’s expected contributions to its qualified pension plans. Qualified pension contributions for years after 2030 are not included.

ComEd

	2025	Beyond 2025	Total	Time Period
Long-term debt(a)	$—	$12,368	$12,368	2026 - 2054
Interest payments on long-term debt(b)	507	8,601	9,108	2025 - 2054
Operating leases	—	—	—	2025 - 2026
Electric supply procurement	365	174	539	2025 - 2027
Long-term renewable energy and REC commitments	401	2,416	2,817	2025 - 2044
Other purchase obligations(c)	1,712	883	2,595	2025 - 2034
ZEC commitments	140	292	432	2025 - 2027
Total cash requirements	$3,125	$24,734	$27,859
__________
(a)Includes amounts from ComEd financing trust.
(b)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2024 and do not reflect anticipated future refinancing, early redemptions, or debt issuances. Includes estimated interest payments due to the ComEd financing trust.
(c)Represents the future estimated value, as of December 31, 2024, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between ComEd and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

PECO

	2025	Beyond 2025	Total	Time Period
Long-term debt(a)	$350	$5,609	$5,959	2025 - 2054
Interest payments on long-term debt(b)	250	4,752	5,002	2025 - 2054
Operating leases	—	—	—	2025 - 2034
Fuel purchase agreements(c)	135	534	669	2025 - 2039
Electric supply procurement	698	188	886	2025 - 2026
Other purchase obligations(d)	1,059	610	1,669	2025 - 2031
Total cash requirements	$2,492	$11,693	$14,185
__________
(a)Includes amounts from PECO financing trusts.
(b)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2024 and do not reflect anticipated future refinancing, early redemptions, or debt issuances. Includes estimated interest payments due to the PECO financing trusts.
(c)Represents commitments to purchase natural gas and related transportation, storage capacity, and services.
(d)Represents the future estimated value, as of December 31, 2024, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between PECO and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

BGE

	2025	Beyond 2025	Total	Time Period
Long-term debt	$—	$5,450	$5,450	2026 - 2054
Interest payments on long-term debt(a)	228	4,418	4,646	2025 - 2054
Operating leases	4	33	37	2025 - 2099
Fuel purchase agreements(b)	125	882	1,007	2025 - 2038
Electric supply procurement	1,197	800	1,997	2025 - 2027
Other purchase obligations(c)	1,197	1,693	2,890	2025 - 2034
Total cash requirements	$2,751	$13,276	$16,027
__________
(a)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2024 and do not reflect anticipated future refinancing, early redemptions, or debt issuances.
(b)Represents commitments to purchase natural gas and related transportation, storage capacity, and services.
(c)Represents the future estimated value, as of December 31, 2024, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between BGE and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

PHI

	2025	Beyond 2025	Total	Time Period
Long-term debt and finance leases	$290	$8,502	$8,792	2025 - 2054
Interest payments on long-term debt(a)	394	5,802	6,196	2025 - 2054
Operating leases	36	132	168	2025 - 2032
Fuel purchase agreements(b)	33	197	230	2025 - 2030
Electric supply procurement	1,456	1,055	2,511	2025 - 2028
Long-term renewable energy commitments	21	125	146	2025 - 2033
Other purchase obligations(c)	1,093	1,339	2,432	2025 - 2033
Total cash requirements	$3,323	$17,152	$20,475
__________
(a)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2024 and do not reflect anticipated future refinancing, early redemptions, or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2024.
(b)Represents commitments to purchase natural gas and related transportation, storage capacity, and services.
(c)Represents the future estimated value, as of December 31, 2024, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between Pepco, DPL, ACE, and PHISCO and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

Pepco

	2025	Beyond 2025	Total	Time Period
Long-term debt and finance leases	$6	$4,421	$4,427	2025 - 2054
Interest payments on long-term debt(a)	210	3,265	3,475	2025 - 2054
Operating leases	6	29	35	2025 - 2032
Electric supply procurement	613	520	1,133	2025 - 2028
Other purchase obligations(b)	571	632	1,203	2025 - 2033
Total cash requirements	$1,406	$8,867	$10,273
__________
(a)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2024 and do not reflect anticipated future refinancing, early redemptions, or debt issuances.
(b)Represents the future estimated value, as of December 31, 2024, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between Pepco and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

DPL

	2025	Beyond 2025	Total	Time Period
Long-term debt and finance leases	$130	$2,106	$2,236	2025 - 2054
Interest payments on long-term debt(a)	96	1,620	1,716	2025 - 2054
Operating leases	8	40	48	2025 - 2032
Fuel purchase agreements(b)	33	197	230	2025 - 2030
Electric supply procurement	471	285	756	2025 - 2027
Long-term renewable energy commitments	21	125	146	2025 - 2033
Other purchase obligations(c)	270	231	501	2025 - 2031
Total cash requirements	$1,029	$4,604	$5,633
__________
(a)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2024 and do not reflect anticipated future refinancing, early redemptions, or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2024.
(b)Represents commitments to purchase natural gas and related transportation, storage capacity, and services.
(c)Represents the future estimated value, as of December 31, 2024, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between DPL and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

ACE

	2025	Beyond 2025	Total	Time Period
Long-term debt and finance leases	$154	$1,789	$1,943	2025 - 2054
Interest payments on long-term debt(a)	74	825	899	2025 - 2054
Operating leases	3	6	9	2025 - 2032
Electric supply procurement	372	250	622	2025 - 2027
Other purchase obligations(b)	223	432	655	2025 - 2029
Total cash requirements	$826	$3,302	$4,128
__________
(a)Interest payments are estimated based on final maturity dates of debt securities outstanding as of December 31, 2024 and do not reflect anticipated future refinancing, early redemptions, or debt issuances.
(b)Represents the future estimated value, as of December 31, 2024, of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between ACE and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.
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

Capital Structure
As of December 31, 2024, the capital structures of the Registrants consisted of the following:

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Long-term debt	60%	44%	44%	47%	42%	49%	48%	48%
Long-term debt to affiliates(a)	1%	1%	1%	—%	—%	—%	—%	—%
Common equity	37%	55%	53%	51%	—%	49%	49%	47%
Member’s equity	—%	—%	—%	—%	56%	—%	—%	—%
Commercial paper and notes payable	2%	—%	2%	2%	2%	2%	3%	5%
__________
(a)Includes approximately $390 million, $206 million, and $184 million owed to unconsolidated affiliates of Exelon, ComEd, and PECO respectively. These special purpose entities were created for the sole purposes of issuing mandatory redeemable trust preferred securities of ComEd and PECO.
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
The credit ratings for Registrants did not change for the year ended December 31, 2024. On January 17, 2025, Fitch Ratings affirmed and withdrew the long-term and short-term issuer default ratings along with individual securities ratings of the Registrants for commercial reasons. On February 7, 2025, S&P raised its long-term issuer credit rating for Exelon and PECO from 'BBB+' to 'A-', and raised its rating on Exelon’s senior unsecured debt from ‘BBB’ to 'BBB+'. S&P also affirmed its short-term issuer and commercial paper rating for Exelon and PECO of 'A-2'.

Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of December 31, 2024, are presented in the following tables.

	For the Year Ended December 31, 2024		As of December 31, 2024
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$626	$—	$217
PECO	241	(255)	—
BSC	—	(420)	(213)
PHI Corporate	—	(86)	(63)
PCI	59	—	59

	For the Year Ended December 31, 2024		As of December 31, 2024
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$171	$(48)	$—
DPL	130	(33)	—
ACE	—	(197)	—
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

Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At December 31, 2024
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd	FERC	December 31, 2025	$2,500	ICC	January 1, 2027 & May 1, 2027	$2,318
PECO(b)	FERC	December 31, 2025	1,500	PAPUC	December 31, 2024	—
BGE	FERC	December 31, 2025	700	MDPSC	N/A	300
Pepco(a)	FERC	December 31, 2025	500	MDPSC / DCPSC	December 31, 2025	375
DPL(a)	FERC	December 31, 2025	500	MDPSC / DEPSC	December 31, 2025	375
ACE(c)	NJBPU	December 31, 2025	350	NJBPU	December 31, 2024	375
__________
(a)The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DCPSC and DEPSC have an expiration date of December 31, 2025.
(b)On December 19, 2024, PECO received approval from the PAPUC for $3.5 billion in new long-term financing authority. The financing authority has an effective date of January 1, 2025, and extends through December 31, 2027.
(c)On December 18, 2024, ACE received approval from the NJBPU for $875 million for renewal of their long-term financing authority. The financing authority has an effective date of January 1, 2025, and extends through December 31, 2026.

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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2025	2026	2027	2028	2029	2030 and Beyond
Prices based on model or other valuation methods (Level 3)	$(29)	$(20)	$(18)	$(16)	$(15)	$(34)	$(132)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
Exelon’s management conducted an assessment of the effectiveness of Exelon’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Exelon’s management concluded that, as of December 31, 2024, Exelon’s internal control over financial reporting was effective.
The effectiveness of Exelon’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
February 12, 2025

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
ComEd’s management conducted an assessment of the effectiveness of ComEd’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ComEd’s management concluded that, as of December 31, 2024, ComEd’s internal control over financial reporting was effective.
February 12, 2025

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
PECO’s management conducted an assessment of the effectiveness of PECO’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PECO’s management concluded that, as of December 31, 2024, PECO’s internal control over financial reporting was effective.
February 12, 2025

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
BGE’s management conducted an assessment of the effectiveness of BGE’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, BGE’s management concluded that, as of December 31, 2024, BGE’s internal control over financial reporting was effective.
February 12, 2025

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

PHI’s management conducted an assessment of the effectiveness of PHI’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PHI’s management concluded that, as of December 31, 2024, PHI’s internal control over financial reporting was effective.

February 12, 2025

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
Pepco’s management conducted an assessment of the effectiveness of Pepco’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Pepco’s management concluded that, as of December 31, 2024, Pepco’s internal control over financial reporting was effective.
February 12, 2025

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
DPL’s management conducted an assessment of the effectiveness of DPL’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, DPL’s management concluded that, as of December 31, 2024, DPL’s internal control over financial reporting was effective.
February 12, 2025

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
ACE’s management conducted an assessment of the effectiveness of ACE’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ACE’s management concluded that, as of December 31, 2024, ACE’s internal control over financial reporting was effective.
February 12, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Exelon Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes, of Exelon Corporation and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(1)(i), and the financial statement schedules listed in the index appearing under Item 15(a)(1)(ii), (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the consolidated financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2024, there were $10.65 billion of regulatory assets and $10.61 billion of regulatory liabilities.
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
February 12, 2025
We have served as the Company’s auditor since 2000.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Commonwealth Edison Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes, of Commonwealth Edison Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(2)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(2)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the consolidated financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2024, there were $3.72 billion of regulatory assets and $8.62 billion of regulatory liabilities.
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
February 12, 2025

We have served as the Company's auditor since 2000.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PECO Energy Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes, of PECO Energy Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(3)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(3)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the consolidated financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2024, there were $1.07 billion of regulatory assets and $375 million of regulatory liabilities.
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
February 12, 2025

We have served as the Company's auditor since 1932.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Baltimore Gas and Electric Company
Opinion on the Financial Statements
We have audited the financial statements, including the related notes, of Baltimore Gas and Electric Company (the “Company”) as listed in the index appearing under Item 15(a)(4)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(4)(ii) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2024, there were $995 million of regulatory assets and $648 million of regulatory liabilities.
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
February 12, 2025
We have served as the Company’s auditor since at least 1993. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Member of Pepco Holdings LLC
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes, of Pepco Holdings LLC and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(5)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(5)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the consolidated financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2024, there were $1.89 billion of regulatory assets and $863 million of regulatory liabilities.
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
February 12, 2025

We have served as the Company's auditor since 2001.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Potomac Electric Power Company
Opinion on the Financial Statements
We have audited the financial statements, including the related notes, of Potomac Electric Power Company (the “Company”) as listed in the index appearing under Item 15(a)(6)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(6)(ii) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2024, there were $603 million of regulatory assets and $327 million of regulatory liabilities.
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
February 12, 2025

We have served as the Company's auditor since at least 1993. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Delmarva Power & Light Company
Opinion on the Financial Statements
We have audited the financial statements, including the related notes, of Delmarva Power & Light Company (the “Company”) as listed in the index appearing under Item 15(a)(7)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(7)(ii) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2024, there were $275 million of regulatory assets and $367 million of regulatory liabilities.
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
February 12, 2025

We have served as the Company's auditor since at least 1993. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Atlantic City Electric Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes, of Atlantic City Electric Company and its subsidiary (the “Company”) as listed in the index appearing under Item 15(a)(8)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(8)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in the consolidated financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2024, there were $603 million of regulatory assets and $156 million of regulatory liabilities.
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
February 12, 2025

We have served as the Company's auditor since 1998.

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
Operating revenues
Electric operating revenues	$21,338	$19,267	$16,899
Natural gas operating revenues	1,782	1,764	2,018
Revenues from alternative revenue programs	(92)	696	161
Total operating revenues	23,028	21,727	19,078
Operating expenses
Purchased power	8,214	7,648	5,380
Purchased fuel	469	593	834
Purchased power and fuel from affiliates	—	—	159
Operating and maintenance	4,940	4,559	4,673
Depreciation and amortization	3,594	3,506	3,325
Taxes other than income taxes	1,504	1,408	1,390
Total operating expenses	18,721	17,714	15,761
Gain (loss) on sale of assets and businesses	12	10	(2)
Operating income	4,319	4,023	3,315
Other income and (deductions)
Interest expense, net	(1,889)	(1,704)	(1,422)
Interest expense to affiliates	(25)	(25)	(25)
Other, net	262	408	535
Total other income and (deductions)	(1,652)	(1,321)	(912)
Income from continuing operations before income taxes	2,667	2,702	2,403
Income taxes	207	374	349
Net income from continuing operations after income taxes	2,460	2,328	2,054
Net income from discontinued operations after income taxes (Note 2)	—	—	117
Net income	2,460	2,328	2,171
Net income attributable to noncontrolling interests	—	—	1
Net income attributable to common shareholders	$2,460	$2,328	$2,170

Amounts attributable to common shareholders:
Net income from continuing operations	2,460	2,328	2,054
Net income from discontinued operations	—	—	116
Net income attributable to common shareholders	$2,460	$2,328	$2,170

Comprehensive income, net of income taxes
Net income	$2,460	$2,328	$2,171
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefits reclassified to periodic benefit cost	—	—	(1)
Actuarial losses reclassified to periodic benefit cost	28	26	42
Pension and non-pension postretirement benefit plans valuation adjustments	(70)	(109)	46
Unrealized gain (loss) on cash flow hedges	48	(5)	2
Other comprehensive income (loss)	6	(88)	89
Comprehensive income	2,466	2,240	2,260
Comprehensive income attributable to noncontrolling interests	—	—	1
Comprehensive income attributable to common shareholders	$2,466	$2,240	$2,259

Average shares of common stock outstanding:
Basic	1,003	996	986
Assumed exercise and/or distributions of stock-based awards	—	1	1
Diluted	1,003	997	987

Earnings per average common share from continuing operations
Basic	$2.45	$2.34	$2.08
Diluted	$2.45	$2.34	$2.08

Earnings per average common share from discontinued operations
Basic	$—	$—	$0.12
Diluted	$—	$—	$0.12
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$2,460	$2,328	$2,171
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	3,596	3,506	3,533
Asset impairments	—	—	48
Gain on sales of assets and businesses	(12)	(10)	(8)
Deferred income taxes and amortization of investment tax credits	128	319	255
Net fair value changes related to derivatives	—	22	(53)
Net realized and unrealized losses (gains) on NDT funds	—	—	205
Net unrealized losses on equity investments	—	—	16
Other non-cash operating activities	592	(335)	370
Changes in assets and liabilities:
Accounts receivable	(644)	(37)	(1,222)
Inventories	(56)	(45)	(121)
Accounts payable and accrued expenses	(37)	(191)	1,318
Option premiums paid, net	—	—	(39)
Collateral received (paid), net	33	(146)	1,248
Income taxes	(4)	48	(4)
Regulatory assets and liabilities, net	(50)	(439)	(1,326)
Pension and non-pension postretirement benefit contributions	(180)	(129)	(616)
Other assets and liabilities	(257)	(188)	(905)
Net cash flows provided by operating activities	5,569	4,703	4,870
Cash flows from investing activities
Capital expenditures	(7,097)	(7,408)	(7,147)
Proceeds from NDT fund sales	—	—	488
Investment in NDT funds	—	—	(516)
Collection of DPP	—	—	169
Proceeds from sales of assets and businesses	38	25	16
Other investing activities	17	8	—
Net cash flows used in investing activities	(7,042)	(7,375)	(6,990)
Cash flows from financing activities
Changes in short-term borrowings	(265)	(313)	986
Proceeds from short-term borrowings with maturities greater than 90 days	150	400	1,300
Repayments on short-term borrowings with maturities greater than 90 days	(549)	(150)	(1,500)
Issuance of long-term debt	4,974	5,825	6,309
Retirement of long-term debt	(1,557)	(1,713)	(2,073)
Issuance of common stock	148	140	563
Dividends paid on common stock	(1,524)	(1,433)	(1,334)
Proceeds from employee stock plans	43	41	36
Transfer of cash, restricted cash, and cash equivalents to Constellation	—	—	(2,594)
Other financing activities	(109)	(114)	(102)
Net cash flows provided by financing activities	1,311	2,683	1,591
(Decrease) increase in cash, restricted cash, and cash equivalents	(162)	11	(529)
Cash, restricted cash, and cash equivalents at beginning of period	1,101	1,090	1,619
Cash, restricted cash, and cash equivalents at end of period	$939	$1,101	$1,090

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$301	$(215)	$36
Increase in DPP	—	—	348
Increase (decrease) in PP&E related to ARO update	16	(13)	332
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$357	$445
Restricted cash and cash equivalents	541	482
Accounts receivable
Customer accounts receivable	3,144	2,659
Customer allowance for credit losses	(406)	(317)
Customer accounts receivable, net	2,738	2,342
Other accounts receivable	1,123	1,101
Other allowance for credit losses	(107)	(82)
Other accounts receivable, net	1,016	1,019
Inventories, net
Fossil fuel	72	94
Materials and supplies	781	707
Regulatory assets	1,940	2,215
Prepaid renewable energy credits	494	413
Other	445	370
Total current assets	8,384	8,087
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,445 and $17,251 as of December 31, 2024 and 2023, respectively)	78,182	73,593
Deferred debits and other assets
Regulatory assets	8,710	8,698
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	4,026	3,232
Investments	290	251
Other	1,562	1,365
Total deferred debits and other assets	21,218	20,176
Total assets	$107,784	$101,856
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,859	$2,523
Long-term debt due within one year	1,453	1,403
Accounts payable	2,994	2,846
Accrued expenses	1,468	1,375
Payables to affiliates	5	5
Customer deposits	446	411
Regulatory liabilities	411	389
Mark-to-market derivative liabilities	29	74
Unamortized energy contract liabilities	5	8
Renewable energy credit obligations	429	348
Other	512	519
Total current liabilities	9,611	9,901
Long-term debt	42,947	39,692
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	12,793	11,956
Regulatory liabilities	10,198	9,576
Pension obligations	1,745	1,571
Non-pension postretirement benefit obligations	472	527
Asset retirement obligations	301	267
Mark-to-market derivative liabilities	103	106
Unamortized energy contract liabilities	21	27
Other	2,282	2,088
Total deferred credits and other liabilities	27,915	26,118
Total liabilities	80,863	76,101
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 1,005 shares and 999 shares outstanding as of December 31, 2024 and 2023, respectively)	21,338	21,114
Treasury stock, at cost (2 shares as of December 31, 2024 and 2023)	(123)	(123)
Retained earnings	6,426	5,490
Accumulated other comprehensive loss, net	(720)	(726)
Total shareholders’ equity	26,921	25,755
Total liabilities and shareholders' equity	$107,784	$101,856

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	981,291	$20,324	$(123)	$16,942	$(2,750)	$402	$34,795
Net income	—	—	—	2,170	—	1	2,171
Long-term incentive plan activity	561	1	—	—	—	—	1
Employee stock purchase plan issuances	983	41	—	—	—	—	41
Changes in equity of noncontrolling interests	—	—	—	—	—	(7)	(7)
Distribution of Constellation (Note 2)	—	(21)	—	(13,179)	2,023	(396)	(11,573)
Issuance of common stock	12,995	563	—	—	—	—	563
Common stock dividends ($1.35/common share)	—	—	—	(1,336)	—	—	(1,336)
Other comprehensive income, net of income taxes	—	—	—	—	89	—	89
Balance at December 31, 2022	995,830	$20,908	$(123)	$4,597	$(638)	$—	$24,744
Net income	—	—	—	2,328	—	—	2,328
Long-term incentive plan activity	659	19	—	—	—	—	19
Employee stock purchase plan issuances	1,173	47	—	—	—	—	47
Issuance of common stock	3,587	140	—	—	—	—	140
Common stock dividends ($1.44/common share)	—	—	—	(1,435)	—	—	(1,435)
Other comprehensive loss, net of income taxes	—	—	—	—	(88)	—	(88)
Balance at December 31, 2023	1,001,249	$21,114	$(123)	$5,490	$(726)	$—	$25,755
Net income	—	—	—	2,460	—	—	2,460
Long-term incentive plan activity	464	26	—	—	—	—	26
Employee stock purchase plan issuances	1,344	50	—	—	—	—	50
Issuance of common stock	3,989	148	—	—	—	—	148
Common stock dividends ($1.52/common share)	—	—	—	(1,524)	—	—	(1,524)
Other comprehensive income, net of income taxes	—	—	—	—	6	—	6
Balance at December 31, 2024	1,007,046	$21,338	$(123)	$6,426	$(720)	—	$26,921
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating revenues
Electric operating revenues	$8,362	$7,272	$5,478
Revenues from alternative revenue programs	(151)	556	267
Operating revenues from affiliates	8	16	16
Total operating revenues	8,219	7,844	5,761
Operating expenses
Purchased power	3,042	2,816	1,050
Purchased power from affiliates	—	—	59
Operating and maintenance	1,284	1,096	1,094
Operating and maintenance from affiliates	419	354	318
Depreciation and amortization	1,514	1,403	1,323
Taxes other than income taxes	376	369	374
Total operating expenses	6,635	6,038	4,218
Gain (loss) on sale of assets	5	—	(2)
Operating income	1,589	1,806	1,541
Other income and (deductions)
Interest expense, net	(487)	(464)	(401)
Interest expense to affiliates, net	(14)	(13)	(13)
Other, net	94	75	54
Total other income and (deductions)	(407)	(402)	(360)
Income before income taxes	1,182	1,404	1,181
Income taxes	116	314	264
Net income	$1,066	$1,090	$917
Comprehensive income	$1,066	$1,090	$917
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$1,066	$1,090	$917
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,514	1,403	1,323
Gain on sales of assets	(5)	—	—
Deferred income taxes and amortization of investment tax credits	(19)	196	241
Other non-cash operating activities	232	(536)	(165)
Changes in assets and liabilities:
Accounts receivable	(185)	(138)	(163)
Receivables from and payables to affiliates, net	4	(2)	(34)
Inventories	(15)	(82)	(28)
Accounts payable and accrued expenses	(115)	(87)	406
Collateral received, net	30	69	51
Income taxes	(114)	106	—
Regulatory assets and liabilities, net	246	(60)	(1,033)
Pension and non-pension postretirement benefit contributions	(25)	(41)	(184)
Other assets and liabilities	99	(70)	(134)
Net cash flows provided by operating activities	2,713	1,848	1,197
Cash flows from investing activities
Capital expenditures	(2,195)	(2,576)	(2,506)
Other investing activities	7	8	28
Net cash flows used in investing activities	(2,188)	(2,568)	(2,478)
Cash flows from financing activities
Changes in short-term borrowings	(166)	(225)	427
Proceeds from short-term borrowings with maturities greater than 90 days	—	400	150
Repayments on short-term borrowings with maturities greater than 90 days	(400)	(150)	—
Issuance of long-term debt	800	975	750
Retirement of long-term debt	(250)	—	—
Dividends paid on common stock	(776)	(746)	(578)
Contributions from parent	227	655	670
Other financing activities	(14)	(14)	(11)
Net cash flows (used in) provided by financing activities	(579)	895	1,408
(Decrease) increase in cash, restricted cash, and cash equivalents	(54)	175	127
Cash, restricted cash, and cash equivalents at beginning of period	686	511	384
Cash, restricted cash, and cash equivalents at end of period	$632	$686	$511

Supplemental cash flow information
Decrease in capital expenditures not paid	$(17)	$(10)	$(20)
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$105	$110
Restricted cash and cash equivalents	486	402
Accounts receivable
Customer accounts receivable	994	860
Customer allowance for credit losses	(109)	(69)
Customer accounts receivable, net	885	791
Other accounts receivable	290	242
Other allowance for credit losses	(34)	(17)
Other accounts receivable, net	256	225
Receivables from affiliates	4	3
Inventories, net	292	279
Regulatory assets	1,159	1,335
Other	141	123
Total current assets	3,328	3,268
Property, plant, and equipment (net of accumulated depreciation and amortization of $7,619 and $7,222 as of December 31, 2024 and 2023, respectively)	30,211	29,088
Deferred debits and other assets
Regulatory assets	2,562	2,794
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	3,780	2,954
Investments	6	6
Prepaid pension asset	1,165	1,217
Other	1,073	875
Total deferred debits and other assets	11,211	10,471
Total assets	$44,750	$42,827
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$36	$602
Long-term debt due within one year	—	250
Accounts payable	748	867
Accrued expenses	463	576
Payables to affiliates	77	72
Customer deposits	134	118
Regulatory liabilities	197	191
Mark-to-market derivative liabilities	29	27
Other	270	219
Total current liabilities	1,954	2,922
Long-term debt	12,030	11,236
Long-term debt to financing trust	206	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,601	5,327
Regulatory liabilities	8,421	7,493
Asset retirement obligations	167	149
Non-pension postretirement benefit obligations	156	161
Mark-to-market derivative liabilities	103	106
Other	1,232	865
Total deferred credits and other liabilities	15,680	14,101
Total liabilities	29,870	28,464
Commitments and contingencies
Shareholders’ equity
Common stock ($12.50 par value, 250 shares authorized, 127 shares outstanding as of December 31, 2024 and 2023)	1,588	1,588
Other paid-in capital	10,628	10,401
Retained earnings	2,664	2,374
Total shareholders’ equity	14,880	14,363
Total liabilities and shareholders’ equity	$44,750	$42,827
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity

(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2021	$1,588	$9,076	$1,691	$12,355
Net income	—	—	917	917
Common stock dividends	—	—	(578)	(578)
Contributions from parent	—	670	—	670
Balance at December 31, 2022	$1,588	$9,746	$2,030	$13,364
Net income	—	—	1,090	1,090
Common stock dividends	—	—	(746)	(746)
Contributions from parent	—	655	—	655
Balance at December 31, 2023	$1,588	$10,401	$2,374	$14,363
Net income	—	—	1,066	1,066
Common stock dividends	—	—	(776)	(776)
Contributions from parent	—	227	—	227
Balance at December 31, 2024	$1,588	$10,628	$2,664	$14,880
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating revenues
Electric operating revenues	$3,312	$3,202	$3,156
Natural gas operating revenues	645	690	738
Revenues from alternative revenue programs	6	(7)	2
Operating revenues from affiliates	10	9	7
Total operating revenues	3,973	3,894	3,903
Operating expenses
Purchased power	1,265	1,270	1,160
Purchased fuel	212	274	342
Purchased power from affiliates	—	—	33
Operating and maintenance	875	786	791
Operating and maintenance from affiliates	245	217	201
Depreciation and amortization	428	397	373
Taxes other than income taxes	218	202	202
Total operating expenses	3,243	3,146	3,102
Gain on sale of assets	4	—	—
Operating income	734	748	801
Other income and (deductions)
Interest expense, net	(221)	(192)	(165)
Interest expense to affiliates, net	(11)	(9)	(12)
Other, net	37	36	31
Total other income and (deductions)	(195)	(165)	(146)
Income before income taxes	539	583	655
Income taxes	(12)	20	79
Net income	$551	$563	$576
Comprehensive income	$551	$563	$576

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$551	$563	$576
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	428	397	373
Gain on sale of assets	(4)	—	—
Deferred income taxes and amortization of investment tax credits	(63)	(43)	70
Other non-cash operating activities	59	13	40
Changes in assets and liabilities:
Accounts receivable	(210)	67	(205)
Receivables from and payables to affiliates, net	4	(1)	(31)
Inventories	1	34	(56)
Accounts payable and accrued expenses	23	(78)	152
Income taxes	(76)	86	(20)
Regulatory assets and liabilities, net	27	(31)	(45)
Pension and non-pension postretirement benefit contributions	(4)	(1)	(18)
Other assets and liabilities	18	13	5
Net cash flows provided by operating activities	754	1,019	841
Cash flows from investing activities
Capital expenditures	(1,553)	(1,426)	(1,349)
Other investing activities	6	2	8
Net cash flows used in investing activities	(1,547)	(1,424)	(1,341)
Cash flows from financing activities
Change in short-term borrowings	27	(74)	239
Issuance of long-term debt	575	575	775
Retirement of long-term debt	—	(50)	(350)
Dividends paid on common stock	(400)	(405)	(399)
Contributions from parent	595	348	274
Other financing activities	(7)	(6)	(15)
Net cash flows provided by financing activities	790	388	524
(Decrease) increase in cash, restricted cash, and cash equivalents	(3)	(17)	24
Cash, restricted cash, and cash equivalents at beginning of period	51	68	44
Cash, restricted cash, and cash equivalents at end of period	$48	$51	$68

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$103	$(56)	$9
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$48	$42
Restricted cash and cash equivalents	—	9
Accounts receivable
Customer accounts receivable	670	527
Customer allowance for credit losses	(133)	(95)
Customer accounts receivable, net	537	432
Other accounts receivable	145	117
Other allowance for credit losses	(18)	(8)
Other accounts receivable, net	127	109
Receivables from affiliates	—	2
Inventories, net
Fossil fuel	37	50
Materials and supplies	79	67
Prepaid renewable energy credits	51	36
Regulatory assets	65	127
Other	29	29
Total current assets	973	903
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,042 and $4,097 as of December 31, 2024 and 2023, respectively)	14,392	13,128
Deferred debits and other assets
Regulatory assets	1,003	793
Receivable related to Regulatory Agreement Units	247	278
Investments	41	35
Prepaid pension asset	435	429
Other	32	29
Total deferred debits and other assets	1,758	1,564
Total assets	$17,123	$15,595
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$192	$165
Long-term debt due within one year	350	—
Accounts payable	639	512
Accrued expenses	166	236
Payables to affiliates	41	39
Customer deposits	80	79
Regulatory liabilities	122	92
Other	80	59
Total current liabilities	1,670	1,182
Long-term debt	5,354	5,134
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,433	2,321
Regulatory liabilities	253	314
Asset retirement obligations	27	26
Non-pension postretirement benefit obligations	287	286
Other	100	79
Total deferred credits and other liabilities	3,100	3,026
Total liabilities	10,308	9,526
Commitments and contingencies
Shareholder's equity
Common stock (No par value, 500 shares authorized, 170 shares outstanding as of December 31, 2024 and 2023)	4,645	4,050
Retained earnings	2,170	2,019
Total shareholder's equity	6,815	6,069
Total liabilities and shareholder's equity	$17,123	$15,595
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$3,428	$1,684	$5,112
Net income	—	576	576
Common stock dividends	—	(399)	(399)
Contributions from parent	274	—	274
Balance at December 31, 2022	$3,702	$1,861	$5,563
Net income	—	563	563
Common stock dividends	—	(405)	(405)
Contributions from parent	348	—	348
Balance at December 31, 2023	$4,050	$2,019	$6,069
Net income	—	551	551
Common stock dividends	—	(400)	(400)
Contributions from parent	595	—	595
Balance at December 31, 2024	$4,645	$2,170	$6,815

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating revenues
Electric operating revenues	$3,407	$3,065	$2,890
Natural gas operating revenues	957	869	1,037
Revenues from alternative revenue programs	52	84	(47)
Operating revenues from affiliates	10	9	15
Total operating revenues	4,426	4,027	3,895
Operating expenses
Purchased power	1,460	1,311	1,186
Purchased fuel	191	220	363
Purchased power and fuel from affiliates	—	—	18
Operating and maintenance	790	520	670
Operating and maintenance from affiliates	246	221	207
Depreciation and amortization	638	654	630
Taxes other than income taxes	345	319	302
Total operating expenses	3,670	3,245	3,376
Operating income	756	782	519
Other income and (deductions)
Interest expense, net	(216)	(182)	(152)
Other, net	36	18	21
Total other income and (deductions)	(180)	(164)	(131)
Income before income taxes	576	618	388
Income taxes	49	133	8
Net income	$527	$485	$380
Comprehensive income	$527	$485	$380
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$527	$485	$380
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	638	654	630
Asset impairments	—	—	48
Deferred income taxes and amortization of investment tax credits	5	66	9
Other non-cash operating activities	38	(1)	135
Changes in assets and liabilities:
Accounts receivable	(142)	89	(197)
Receivables from and payables to affiliates, net	14	(5)	(2)
Inventories	(5)	47	(61)
Accounts payable and accrued expenses	35	(75)	77
Collateral (paid) received, net	(1)	(22)	19
Income taxes	(54)	37	(17)
Regulatory assets and liabilities, net	(84)	(292)	(160)
Pension and non-pension postretirement benefit contributions	(37)	(19)	(68)
Other assets and liabilities	(39)	(13)	(33)
Net cash flows provided by operating activities	895	951	760
Cash flows from investing activities
Capital expenditures	(1,420)	(1,367)	(1,262)
Other investing activities	12	7	11
Net cash flows used in investing activities	(1,408)	(1,360)	(1,251)
Cash flows from financing activities
Changes in short-term borrowings	(161)	(72)	278
Issuance of long-term debt	800	700	500
Retirement of long-term debt	—	(300)	(250)
Dividends paid on common stock	(368)	(316)	(300)
Contributions from parent	237	385	286
Other financing activities	(9)	(7)	(11)
Net cash flows provided by financing activities	499	390	503
(Decrease) increase in cash, restricted cash, and cash equivalents	(14)	(19)	12
Cash, restricted cash, and cash equivalents at beginning of period	48	67	55
Cash, restricted cash, and cash equivalents at end of period	$34	$48	$67

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$156	$(44)	$35
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets

	December 31,
(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$33	$47
Restricted cash and cash equivalents	1	1
Accounts receivable
Customer accounts receivable	654	527
Customer allowance for credit losses	(56)	(46)
Customer accounts receivable, net	598	481
Other accounts receivable	113	106
Other allowance for credit losses	(6)	(7)
Other accounts receivable, net	107	99
Inventories, net
Fossil fuel	29	35
Materials and supplies	84	74
Prepaid utility taxes	115	56
Regulatory assets	207	229
Prepaid renewable energy credits	157	147
Other	17	25
Total current assets	1,348	1,194
Property, plant, and equipment (net of accumulated depreciation and amortization of $5,005 and $4,744 as of December 31, 2024 and 2023, respectively)	13,134	12,102
Deferred debits and other assets
Regulatory assets	788	727
Investments	10	9
Prepaid pension asset	218	248
Other	44	51
Total deferred debits and other assets	1,060	1,035
Total assets	$15,542	$14,331
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets

	December 31,
(In millions)	2024	2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$175	$336
Accounts payable	515	344
Accrued expenses	176	203
Payables to affiliates	48	35
Customer deposits	118	114
Regulatory liabilities	12	27
Renewable energy credit obligations	160	149
Other	39	32
Total current liabilities	1,243	1,240
Long-term debt	5,395	4,602
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,099	1,945
Regulatory liabilities	636	773
Asset retirement obligations	36	32
Non-pension postretirement benefit obligations	150	158
Other	97	91
Total deferred credits and other liabilities	3,018	2,999
Total liabilities	9,656	8,841
Commitments and contingencies
Shareholder's equity
Common stock (No par value, 0 shares(a) authorized, 0 shares(a) outstanding as of December 31, 2024 and 2023)	3,483	3,246
Retained earnings	2,403	2,244
Total shareholder's equity	5,886	5,490
Total liabilities and shareholder's equity	$15,542	$14,331
_____________
(a)In millions, shares round to zero. Number of shares is 1,500 authorized and 1,000 outstanding as of December 31, 2024 and 2023.

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$2,575	$1,995	$4,570
Net income	—	380	380
Common stock dividends	—	(300)	(300)
Contributions from parent	286	—	286
Balance at December 31, 2022	$2,861	$2,075	$4,936
Net income	—	485	485
Common stock dividends	—	(316)	(316)
Contributions from parent	385	—	385
Balance at December 31, 2023	$3,246	$2,244	$5,490
Net income	—	527	527
Common stock dividends	—	(368)	(368)
Contributions from parent	237	—	237
Balance at December 31, 2024	$3,483	$2,403	$5,886
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating revenues
Electric operating revenues	$6,257	$5,748	$5,376
Natural gas operating revenues	180	205	238
Revenues from alternative revenue programs	1	64	(59)
Operating revenues from affiliates	10	9	10
Total operating revenues	6,448	6,026	5,565
Operating expenses
Purchased power	2,447	2,250	1,984
Purchased fuel	66	98	129
Purchased power from affiliates	—	—	51
Operating and maintenance	1,046	1,110	966
Operating and maintenance from affiliates	204	179	191
Depreciation and amortization	947	990	938
Taxes other than income taxes	528	487	475
Total operating expenses	5,238	5,114	4,734
(Loss) gain on sales of assets	(1)	9	—
Operating income	1,209	921	831
Other income and (deductions)
Interest expense, net	(373)	(323)	(292)
Interest expense to affiliates, net	(3)	—	—
Other, net	97	108	78
Total other income and (deductions)	(279)	(215)	(214)
Income before income taxes	930	706	617
Income taxes	189	116	9
Net income	$741	$590	$608
Comprehensive income	$741	$590	$608
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$741	$590	$608
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	947	990	938
Loss (gain) on sales of assets	1	(9)	—
Deferred income taxes and amortization of investment tax credits	73	29	(9)
Other non-cash operating activities	188	110	163
Changes in assets and liabilities:
Accounts receivable	(110)	(79)	(184)
Receivables from and payables to affiliates, net	2	(8)	(46)
Inventories	(37)	(42)	(34)
Accounts payable and accrued expenses	66	40	30
Collateral (paid) received, net	—	(196)	148
Income taxes	(33)	65	(1)
Regulatory assets and liabilities, net	(223)	(61)	(136)
Pension and non-pension postretirement benefit contributions	(86)	(24)	(78)
Other assets and liabilities	(119)	(101)	(149)
Net cash flows provided by operating activities	1,410	1,304	1,250
Cash flows from investing activities
Capital expenditures	(1,863)	(1,988)	(1,709)
Proceeds from sales of long-lived assets	—	10	—
Other investing activities	—	8	6
Net cash flows used in investing activities	(1,863)	(1,970)	(1,703)
Cash flows from financing activities
Changes in short-term borrowings	136	(20)	(54)
Issuance of long-term debt	1,100	1,075	925
Retirement of long-term debt	(583)	(500)	(310)
Change in Exelon intercompany money pool	(2)	21	37
Distributions to member	(706)	(513)	(750)
Contributions from member	505	475	787
Other financing activities	(38)	(41)	(22)
Net cash flows provided by financing activities	412	497	613
(Decrease) increase in cash, restricted cash, and cash equivalents	(41)	(169)	160
Cash, restricted cash, and cash equivalents at beginning of period	204	373	213
Cash, restricted cash, and cash equivalents at end of period	$163	$204	$373

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$76	$(109)	$136
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$139	$180
Restricted cash and cash equivalents	24	24
Accounts receivable
Customer accounts receivable	827	745
Customer allowance for credit losses	(108)	(107)
Customer accounts receivable, net	719	638
Other accounts receivable	284	310
Other allowance for credit losses	(49)	(50)
Other accounts receivable, net	235	260
Receivable from affiliates	8	3
Inventories, net
Fossil fuel	7	9
Materials and supplies	325	287
Prepaid utility taxes	70	67
Regulatory assets	323	337
Prepaid renewable energy credits	194	163
Other	36	33
Total current assets	2,080	2,001
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,728 and $3,175 as of December 31, 2024 and 2023, respectively)	20,053	18,851
Deferred debits and other assets
Regulatory assets	1,570	1,587
Goodwill	4,005	4,005
Investments	152	143
Prepaid pension asset	252	268
Other	185	211
Total deferred debits and other assets	6,164	6,214
Total assets	$28,297	$27,066
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$530	$394
Long-term debt due within one year	290	644
Accounts payable	721	683
Accrued expenses	367	338
Payables to affiliates	66	59
Borrowings from Exelon intercompany money pool	63	65
Customer deposits	113	100
Regulatory liabilities	69	71
Unamortized energy contract liabilities	5	8
PPA Termination Obligation	—	49
Renewable energy credit obligations	217	163
Other	124	138
Total current liabilities	2,565	2,712
Long-term debt	8,834	8,004
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,190	3,031
Regulatory liabilities	794	904
Asset retirement obligations	67	55
Non-pension postretirement benefit obligations	31	40
Unamortized energy contract liabilities	21	27
Other	473	511
Total deferred credits and other liabilities	4,576	4,568
Total liabilities	15,975	15,284
Commitments and contingencies
Member's equity
Membership interest	12,562	12,057
Undistributed losses	(240)	(275)
Total member's equity	12,322	11,782
Total liabilities and member's equity	$28,297	$27,066
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity

(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2021	$10,795	$(210)	$10,585
Net income	—	608	608
Distribution to member	—	(750)	(750)
Contributions from member	787	—	787
Balance at December 31, 2022	$11,582	$(352)	$11,230
Net Income	—	590	590
Distribution to member	—	(513)	(513)
Contributions from member	475	—	475
Balance at December 31, 2023	$12,057	$(275)	$11,782
Net income	—	741	741
Distribution to member	—	(706)	(706)
Contributions from member	505	—	505
Balance at December 31, 2024	$12,562	$(240)	$12,322

See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating revenues
Electric operating revenues	$3,017	$2,793	$2,557
Revenues from alternative revenue programs	15	22	(31)
Operating revenues from affiliates	7	9	5
Total operating revenues	3,039	2,824	2,531
Operating expenses
Purchased power	1,055	974	795
Purchased power from affiliate	—	—	39
Operating and maintenance	283	336	284
Operating and maintenance from affiliates	251	236	223
Depreciation and amortization	407	441	417
Taxes other than income taxes	424	390	382
Total operating expenses	2,420	2,377	2,140
(Loss) gain on sales of assets	(1)	9	—
Operating income	618	456	391
Other income and (deductions)
Interest expense, net	(195)	(165)	(150)
Interest income from affiliates, net	3	—	—
Other, net	54	66	55
Total other income and (deductions)	(138)	(99)	(95)
Income before income taxes	480	357	296
Income taxes	90	51	(9)
Net income	$390	$306	$305
Comprehensive income	$390	$306	$305
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$390	$306	$305
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	407	441	417
Loss (gain) on sales of assets	1	(9)	—
Deferred income taxes and amortization of investment tax credits	24	(15)	(17)
Other non-cash operating activities	33	53	36
Changes in assets and liabilities:
Accounts receivable	(26)	(29)	(104)
Receivables from and payables to affiliates, net	6	(3)	(33)
Inventories	(10)	(24)	(16)
Accounts payable and accrued expenses	67	6	24
Collateral (paid) received, net	—	(25)	24
Income taxes	(30)	60	(19)
Regulatory assets and liabilities, net	(85)	(45)	(69)
Pension and non-pension postretirement benefit contributions	(9)	(12)	(11)
Other assets and liabilities	(84)	(5)	(66)
Net cash flows provided by operating activities	684	699	471
Cash flows from investing activities
Capital expenditures	(929)	(957)	(874)
Proceeds from sale of long-lived assets	—	10	—
Other investing activities	—	8	3
Net cash flows used in investing activities	(929)	(939)	(871)
Cash flows from financing activities
Changes in short-term borrowings	68	(167)	124
Issuance of long-term debt	675	350	625
Retirement of long-term debt	(400)	—	(310)
Dividends paid on common stock	(359)	(252)	(463)
Contributions from parent	260	308	465
Other financing activities	(20)	(26)	(10)
Net cash flows provided by financing activities	224	213	431
(Decrease) increase in cash, restricted cash, and cash equivalents	(21)	(27)	31
Cash, restricted cash, and cash equivalents at beginning of period	72	99	68
Cash, restricted cash, and cash equivalents at end of period	$51	$72	$99

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$30	$(55)	$65
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets

	December 31,
(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$30	$48
Restricted cash and cash equivalents	21	24
Accounts receivable
Customer accounts receivable	395	369
Customer allowance for credit losses	(59)	(52)
Customer accounts receivable, net	336	317
Other accounts receivable	142	166
Other allowance for credit losses	(27)	(28)
Other accounts receivable, net	115	138
Receivables from affiliates	1	2
Inventories, net	169	159
Regulatory assets	157	150
Prepaid renewable energy credits	165	136
Other	55	51
Total current assets	1,049	1,025
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,522 and $4,284 as of December 31, 2024 and 2023, respectively)	10,097	9,430
Deferred debits and other assets
Regulatory assets	446	450
Investments	135	124
Prepaid pension asset	222	246
Other	51	55
Total deferred debits and other assets	854	875
Total assets	$12,000	$11,330
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets

	December 31,
(In millions)	2024	2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$200	$132
Long-term debt due within one year	6	405
Accounts payable	360	321
Accrued expenses	201	191
Payables to affiliates	37	32
Customer deposits	55	47
Regulatory liabilities	17	15
Merger related obligation	22	25
Renewable energy credit obligations	169	136
Other	51	61
Total current liabilities	1,118	1,365
Long-term debt	4,356	3,691
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,509	1,431
Regulatory liabilities	310	382
Asset retirement obligations	49	37
Other	223	280
Total deferred credits and other liabilities	2,091	2,130
Total liabilities	7,565	7,186
Commitments and contingencies
Shareholder's equity
Common stock ($0.01 par value, 200 shares authorized, 0 shares(a) outstanding as of December 31, 2024 and 2023)	3,335	3,075
Retained earnings	1,100	1,069
Total shareholder's equity	4,435	4,144
Total liabilities and shareholder's equity	$12,000	$11,330
_____________
(a)In millions, shares round to zero. Number of shares is 100 outstanding as of December 31, 2024 and 2023.

See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$2,302	$1,173	$3,475
Net income	—	305	305
Common stock dividends	—	(463)	(463)
Contributions from parent	465	—	465
Balance at December 31, 2022	$2,767	$1,015	$3,782
Net income	—	306	306
Common stock dividends	—	(252)	(252)
Contributions from parent	308	—	308
Balance at December 31, 2023	$3,075	$1,069	$4,144
Net income	—	390	390
Common stock dividends	—	(359)	(359)
Contributions from parent	260	—	260
Balance at December 31, 2024	$3,335	$1,100	$4,435
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating revenues
Electric operating revenues	$1,602	$1,460	$1,360
Natural gas operating revenues	180	205	238
Revenues from alternative revenue programs	(2)	15	(9)
Operating revenues from affiliates	7	8	6
Total operating revenues	1,787	1,688	1,595
Operating expenses
Purchased power	694	639	567
Purchased fuel	66	98	129
Purchased power from affiliates	—	—	10
Operating and maintenance	196	193	183
Operating and maintenance from affiliates	181	171	166
Depreciation and amortization	245	244	232
Taxes other than income taxes	79	75	72
Total operating expenses	1,461	1,420	1,359
Operating income	326	268	236
Other income and (deductions)
Interest expense, net	(94)	(74)	(66)
Interest income from affiliates, net	1	—	—
Other, net	25	18	13
Total other income and (deductions)	(68)	(56)	(53)
Income before income taxes	258	212	183
Income taxes	49	35	14
Net income	$209	$177	$169
Comprehensive income	$209	$177	$169
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$209	$177	$169
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	245	244	232
Deferred income taxes and amortization of investment tax credits	16	4	16
Other non-cash operating activities	40	13	29
Changes in assets and liabilities:
Accounts receivable	(46)	6	(59)
Receivables from and payables to affiliates, net	2	2	(10)
Inventories	(20)	(5)	(11)
Accounts payable and accrued expenses	22	(7)	19
Collateral received (paid), net	2	(121)	78
Income taxes	(24)	26	—
Regulatory assets and liabilities, net	(51)	25	(34)
Pension and non-pension postretirement benefit contributions	(3)	(4)	(1)
Other assets and liabilities	16	13	(10)
Net cash flows provided by operating activities	408	373	418
Cash flows from investing activities
Capital expenditures	(556)	(562)	(430)
Other investing activities	—	—	3
Net cash flows used in investing activities	(556)	(562)	(427)
Cash flows from financing activities
Changes in short-term borrowings	81	(52)	(34)
Issuance of long-term debt	175	650	125
Retirement of long-term debt	(33)	(500)	—
Dividends paid on common stock	(220)	(133)	(143)
Contributions from parent	160	99	147
Other financing activities	(8)	(11)	(5)
Net cash flows provided by financing activities	155	53	90
Increase (decrease) in cash, restricted cash, and cash equivalents	7	(136)	81
Cash, restricted cash, and cash equivalents at beginning of period	16	152	71
Cash, restricted cash, and cash equivalents at end of period	$23	$16	$152

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$41	$(6)	$23
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets

	December 31,
(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$21	$16
Restricted cash and cash equivalents	2	—
Accounts receivable
Customer accounts receivable	210	183
Customer allowance for credit losses	(17)	(19)
Customer accounts receivable, net	193	164
Other accounts receivable	63	52
Other allowance for credit losses	(9)	(8)
Other accounts receivable, net	54	44
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	6	9
Materials and supplies	95	72
Prepaid utility taxes	26	24
Regulatory assets	60	54
Prepaid renewable energy credits	29	27
Other	16	14
Total current assets	502	425
Property, plant, and equipment, (net of accumulated depreciation and amortization of $2,075 and $1,925 as of December 31, 2024 and 2023, respectively)	5,540	5,165
Deferred debits and other assets
Regulatory assets	215	218
Prepaid pension asset	120	135
Other	44	50
Total deferred debits and other assets	379	403
Total assets	$6,421	$5,993
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets

	December 31,
(In millions)	2024	2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$144	$63
Long-term debt due within one year	130	84
Accounts payable	187	159
Accrued expenses	55	64
Payables to affiliates	26	25
Customer deposits	34	31
Regulatory liabilities	42	50
Renewable energy credit obligations	48	27
Other	22	21
Total current liabilities	688	524
Long-term debt	2,090	1,996
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	946	904
Regulatory liabilities	325	365
Asset retirement obligations	13	12
Non-pension postretirement benefit obligations	3	6
Other	114	93
Total deferred credits and other liabilities	1,401	1,380
Total liabilities	4,179	3,900
Commitments and contingencies
Shareholder's equity
Common stock ($2.25 par value, 0 shares(a) authorized, 0 shares(a) outstanding as of December 31, 2024 and 2023, respectively)	1,615	1,455
Retained earnings	627	638
Total shareholder's equity	2,242	2,093
Total liabilities and shareholder's equity	$6,421	$5,993
_____________
(a)In millions, shares round to zero. Number of shares is 1,000 authorized and outstanding as of December 31, 2024 and 2023.
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2021	$1,209	$568	$1,777
Net income	—	169	169
Common stock dividends	—	(143)	(143)
Contributions from parent	147	—	147
Balance at December 31, 2022	$1,356	$594	$1,950
Net income	—	177	177
Common stock dividends	—	(133)	(133)
Contributions from parent	99	—	99
Balance at December 31, 2023	$1,455	$638	$2,093
Net income	—	209	209
Common stock dividends	—	(220)	(220)
Contributions from parent	160	—	160
Balance at December 31, 2024	$1,615	$627	$2,242
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating revenues
Electric operating revenues	$1,638	$1,493	$1,448
Revenues from alternative revenue programs	(12)	27	(19)
Operating revenues from affiliates	2	2	2
Total operating revenues	1,628	1,522	1,431
Operating expenses
Purchased power	698	637	622
Purchased power from affiliate	—	—	2
Operating and maintenance	206	233	189
Operating and maintenance from affiliates	162	153	142
Depreciation and amortization	278	283	261
Taxes other than income taxes	9	8	9
Total operating expenses	1,353	1,314	1,225
Operating income	275	208	206
Other income and (deductions)
Interest expense, net	(74)	(72)	(66)
Interest expense to affiliates, net	(5)	—	—
Other, net	14	20	11
Total other income and (deductions)	(65)	(52)	(55)
Income before income taxes	210	156	151
Income taxes	55	36	3
Net income	$155	$120	$148
Comprehensive income	$155	$120	$148
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$155	$120	$148
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	278	283	261
Deferred income taxes and amortization of investment tax credits	39	27	(2)
Other non-cash operating activities	70	—	46
Changes in assets and liabilities:
Accounts receivable	(35)	(57)	(19)
Receivables from and payables to affiliates, net	(8)	(4)	(4)
Inventories	(8)	(12)	(7)
Accounts payable and accrued expenses	(18)	27	(9)
Collateral (paid) received, net	—	(50)	46
Income taxes	(5)	—	11
Regulatory assets and liabilities, net	(88)	(47)	(19)
Pension and non-pension postretirement benefit contributions	(9)	(3)	(7)
Other assets and liabilities	(44)	(83)	(61)
Net cash flows provided by operating activities	327	201	384
Cash flows from investing activities
Capital expenditures	(373)	(460)	(398)
Other investing activities	—	—	1
Net cash flows used in investing activities	(373)	(460)	(397)
Cash flows from financing activities
Changes in short-term borrowings	(13)	199	(144)
Issuance of long-term debt	250	75	175
Retirement of long-term debt	(150)	—	—
Dividends paid on common stock	(127)	(126)	(145)
Contributions from parent	85	65	175
Other financing activities	(6)	(5)	(5)
Net cash flows provided by financing activities	39	208	56
(Decrease) increase in cash, restricted cash, and cash equivalents	(7)	(51)	43
Cash, restricted cash, and cash equivalents at beginning of period	21	72	29
Cash, restricted cash, and cash equivalents at end of period	$14	$21	$72

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$4	$(47)	$48
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$14	$21
Accounts receivable
Customer accounts receivable	223	194
Customer allowance for credit losses	(32)	(36)
Customer accounts receivable, net	191	158
Other accounts receivable	79	92
Other allowance for credit losses	(13)	(14)
Other accounts receivable, net	66	78
Receivables from affiliates	7	3
Inventories, net	62	55
Regulatory assets	101	125
Other	6	5
Total current assets	447	445
Property, plant, and equipment, (net of accumulated depreciation and amortization of $1,798 and $1,684 as of December 31, 2024 and 2023, respectively)	4,366	4,192
Deferred debits and other assets
Regulatory assets	502	483
Prepaid pension asset	1	3
Other	33	34
Total deferred debits and other assets	536	520
Total assets	$5,349	$5,157
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$186	$199
Long-term debt due within one year	154	154
Accounts payable	163	192
Accrued expenses	52	42
Payables to affiliates	22	25
Customer deposits	24	23
Regulatory liabilities	10	6
PPA termination obligation	—	49
Other	10	12
Total current liabilities	621	702
Long-term debt	1,779	1,679
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	816	771
Regulatory liabilities	146	140
Non-pension postretirement benefit obligations	—	4
Other	62	49
Total deferred credits and other liabilities	1,024	964
Total liabilities	3,424	3,345
Commitments and contingencies
Shareholder's equity
Common stock ($3.00 par value, 25 shares authorized, 9 shares outstanding as of December 31, 2024 and 2023)	1,915	1,830
Retained earnings (deficit)	10	(18)
Total shareholder's equity	1,925	1,812
Total liabilities and shareholder's equity	$5,349	$5,157
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at December 31, 2021	$1,590	$(15)	$1,575
Net income	—	148	148
Common stock dividends	—	(145)	(145)
Contributions from parent	175	—	175
Balance at December 31, 2022	$1,765	$(12)	$1,753
Net income	—	120	120
Common stock dividends	—	(126)	(126)
Contributions from parent	65	—	65
Balance at December 31, 2023	$1,830	$(18)	$1,812
Net income	—	155	155
Common stock dividends	—	(127)	(127)
Contributions from parent	85	—	85
Balance at December 31, 2024	$1,915	$10	$1,925

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
Transmission and distribution of electricity to retail customers
Revision of Previously Issued Financial Statements (Exelon, BGE, PHI, Pepco, and DPL)
In the fourth quarter of 2024, management identified an error related to the recording of Renewable energy credit obligations in Maryland and Washington D.C., and the corresponding Prepaid renewable energy credits, which were incorrectly netted on the balance sheet rather than reflected on a gross basis. As a result of this error, the Prepaid renewable energy credits and the Renewable energy credit obligations were understated on the Consolidated Balance Sheets of Exelon, BGE, PHI, Pepco, and DPL as of December 31, 2023, by $310 million, $147 million, $163 million, $136 million, and $27 million, respectively. There was no impact on the Consolidated Statements of Operations and Comprehensive Income, the Consolidated Statements of Cash Flows, or the Consolidated Statements of Changes in Equity for any of the Registrants for the years ended December 31, 2023, or December 31, 2022.
Management has concluded that the error was not material to previously issued financial statements for Exelon, BGE, PHI, Pepco, or DPL. The Consolidated Balance Sheets as of December 31, 2023, for Exelon, BGE, PHI, Pepco, and DPL were revised to reflect the correction of the error.
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
As of December 31, 2024, and 2023, Exelon owned 100% of PECO, BGE, and PHI and more than 99% of ComEd. PHI owns 100% of Pepco, DPL, and ACE. As of February 1, 2022, as a result of the completion of the separation, Exelon no longer owns any interest in Generation. The separation of Constellation, including Generation and its subsidiaries, meets the criteria for discontinued operations and as such, its results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as direct expenses of the discontinued operations. Comprehensive income, shareholders' equity, and cash flows related to Generation have not been segregated and are included in the Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows, respectively, for the period ended December 31, 2022. See Note 2 — Discontinued Operations for additional information.
The accompanying consolidated financial statements have been prepared in accordance with GAAP for annual financial statements and in accordance with the instructions to Form 10-K and Regulation S-X promulgated by the SEC.
Use of Estimates (All Registrants)
The preparation of financial statements of each of the Registrants in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Areas in which significant estimates have been made include, but are not limited to, the accounting for pension and OPEB, unbilled energy revenues, allowance for credit losses, inventory reserves, goodwill and long-lived asset impairment assessments, derivative instruments, unamortized energy contracts, fixed asset depreciation, capitalization of indirect construction costs, environmental costs and other loss contingencies, AROs, and income taxes. Actual results could differ from those estimates.
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
Revenues (All Registrants)
Operating Revenues. The Registrants’ operating revenues generally consist of revenues from contracts with customers involving the sale and delivery of power and natural gas and utility revenues from ARPs. The Registrants recognize revenue from contracts with customers to depict the transfer of goods or services to customers in an amount that the entities expect to be entitled to in exchange for those goods or services. The primary sources of revenue include regulated electric and natural gas tariff sales, distribution, and transmission services. At the end of each month, the Registrants accrue an estimate for the unbilled amount of energy delivered or services provided to customers.
ComEd records ARP revenue for its best estimate of the electric distribution, energy efficiency, and transmission revenue impacts resulting from future changes in rates that ComEd believes are probable of approval by the ICC and FERC in accordance with its distribution multi-year rate plan, distribution revenue decoupling mechanisms, and formula rate mechanisms. BGE, Pepco, DPL, and ACE record ARP revenue for their best estimate of the electric and natural gas distribution revenue impacts resulting from future changes in rates that they believe are probable of approval by the MDPSC, DCPSC, and/or NJBPU in accordance with their revenue decoupling mechanisms. PECO, BGE, Pepco, DPL, and ACE record ARP revenue for their best estimate of the transmission revenue impacts resulting from future changes in rates that they believe are probable of approval by FERC in accordance with their formula rate mechanisms. The Registrants recognize all ARP revenues that will be collected within 24 months of the end of the annual period in which they are recorded. See Note 3 — Regulatory Matters for additional information.
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
Leases (All Registrants)
The Registrants recognize a ROU asset and lease liability for operating and finance leases when the term is greater than one year. Operating lease ROU assets are included in Other deferred debits and other assets and operating lease liabilities are included in Other current liabilities and Other deferred credits and other liabilities on the Consolidated Balance Sheets. Finance lease ROU assets are included in Property, plant, and equipment, net and finance lease liabilities are included in Long-term debt due within one year and Long-term debt on the Consolidated Balance Sheets. The ROU asset is measured as the sum of (1) the present value of all remaining fixed and in-substance fixed payments using the rate implicit in the lease whenever that is readily determinable or each Registrant’s incremental borrowing rate, (2) any lease payments made at or before the commencement date (less any lease incentives received), and (3) any initial direct costs incurred. The lease liability is measured the same as the ROU asset, but excludes any payments made before the commencement date and initial direct costs incurred. Lease terms include options to extend or terminate the lease if it is reasonably certain they will be exercised. The Registrants include non-lease components, which are service-related costs that are not integral to the use of the asset, in the measurement of the ROU asset and lease liability.
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
The Registrants’ operating and finance leases consist primarily of real estate, including office buildings, and vehicles and equipment. The Registrants account for land right arrangements that provide for exclusive use as leases while shared use land arrangements are generally not leases. The Registrants do not account for secondary use pole attachments as leases.
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
Restricted Cash and Cash Equivalents (All Registrants)
Restricted cash and cash equivalents represent funds that are restricted to satisfy designated current liabilities. As of December 31, 2024 and 2023, the Registrants' restricted cash and cash equivalents primarily represented the following items:

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
__________
(a) As of December 31, 2024 and 2023, ACE had no restricted cash and cash equivalents.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies
Restricted cash and cash equivalents not available to satisfy current liabilities are classified as noncurrent assets. As of December 31, 2024 and 2023, the Registrants' noncurrent restricted cash and cash equivalents primarily represented ComEd’s over-recovered RPS costs and alternative compliance payments received from RES pursuant to FEJA and costs for the remediation of an MGP site and are included in other deferred debits and other assets.
See Note 16 — Debt and Credit Agreements and Note 22 — Supplemental Financial Information for additional information.
Allowance for Credit Losses on Customer Receivables (All Registrants)
The allowance for credit losses reflects the Registrants’ best estimates of losses on the customers' accounts receivable balances based on historical experience, current information, and reasonable and supportable forecasts.
The allowance for credit losses is estimated based on historical experience, current conditions, and forward-looking risk factors. Utility Registrants' customer accounts are written off consistent with approved regulatory requirements. Adjustments to the allowance for credit losses are primarily recorded to Operating and maintenance expense on the Registrants' Consolidated Statements of Operations and Comprehensive Income or Regulatory assets and liabilities on the Registrants' Consolidated Balance Sheets. See Note 3 — Regulatory Matters for additional information regarding the regulatory recovery of credit losses on customer accounts receivable.
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
Amortization of regulatory assets and liabilities are recorded over the recovery or refund period specified in the related legislation or regulatory order or agreement. When the recovery or refund period is less than one year, amortization is recorded to the line item in which the deferred cost or income would have originally been recorded in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. Amortization of ComEd’s electric distribution rate reconciliations and energy efficiency formula rate regulatory assets and the Utility Registrants' transmission formula rate regulatory assets is recorded to Operating revenues.
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
Guarantees (All Registrants)
If necessary, the Registrants recognize a liability at the time of issuance of a guarantee for the fair value of the obligations they have undertaken. The liability is reduced or eliminated as the Registrants are released from risk under the guarantee. Depending on the nature of the guarantee, the release from risk of the Registrant may be recognized only upon the expiration or settlement of the guarantee or by a systematic and rational amortization

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies
method over the term of the guarantee. See Note 18 — Commitments and Contingencies for additional information.
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
For derivatives intended to serve as economic hedges, which are not designated for hedge accounting, changes in fair value each period are recognized in earnings or as a regulatory asset or liability. Amounts recognized in earnings are recorded in Electric operating revenues, Purchased power and fuel, or Interest expense in the Consolidated Statements of Operations and Comprehensive Income based on the activity the transaction is economically hedging. Changes in fair value are also recorded as a regulatory asset or liability when there is an ability to recover or return the associated costs or benefits in accordance with regulatory requirements. Cash inflows and outflows related to derivative instruments are included as a component of operating, investing, or financing cash flows in the Consolidated Statements of Cash Flows, depending on the nature of the hedged item. See Note 3 — Regulatory Matters and Note 15 — Derivative Financial Instruments for additional information.
Retirement Benefits (All Registrants)
Exelon sponsors defined benefit pension plans and OPEB plans.

The plan obligations and costs of providing benefits under these plans are measured as of December 31. The measurement involves various factors, assumptions, and accounting elections. The impact of assumption changes or experiences different from those assumed on pension and OPEB obligations is recognized over time rather than immediately recognized in the Consolidated Statements of Operations and Comprehensive Income. Gains or losses in excess of the greater of ten percent of the projected benefit obligation or the MRV of plan assets are amortized over the expected average remaining service period of plan participants. See Note 14 — Retirement Benefits for additional information.
New Accounting Standards (All Registrants)
New Accounting Standards Adopted in 2024: In 2024, the Registrants adopted the following new FASB authoritative accounting guidance.

Segment Reporting (Issued November 2023). Improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The objective of the revised guidance is to introduce a new requirement to disclose significant segment expenses regularly provided to the CODM, extend

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies
certain annual disclosures to interim periods, clarify single reportable segment entities must apply ASC 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The standard is effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025. The standard is required to be applied retrospectively. The Registrants' adoption of this guidance in the fourth quarter of 2024 resulted in expanded significant segment expenses and enhanced qualitative disclosures regarding the CODMs title and use of the Net income (loss) from continuing operations profitability measure. See Note 5 — Segment Information for additional information.

New Accounting Standards Issued and Not Yet Adopted as of December 31, 2024: The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of December 31, 2024. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) in their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures, as well as the potential to early adopt where applicable. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation that such standards will not significantly impact the Registrants' financial reporting.

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

Disaggregation of Income Statement Expenses (Issued November 2024). Provides additional disclosure requirements related to relevant expense captions of income statement expense line items. The revised guidance requires a new tabular disclosure of disaggregated income statement expenses including a break out of (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, (5) depreciation, depletion, and amortization recognized as part of oil and gas producing activities included in each relevant expense line item on the income statement. The tabular disaggregation should include certain amounts already required to be disclosed under GAAP elsewhere. Any remaining amounts not separately disaggregated quantitatively should include a qualitative description. Additionally, on an annual basis, the standard requires disclosure of management’s definition of selling expenses and the amount of expense. The standard is effective January 1, 2027, with early adoption permitted. The Registrants are currently assessing the impacts of this standard.
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
•Transition Services Agreement (TSA) – governed the terms and conditions of the services that Exelon provided to Constellation and Constellation provided to Exelon. As of December 31, 2024, the TSA has been exited. The services included specified accounting, finance, information technology, human resources, employee benefits, and other services that had historically been provided on a centralized basis by BSC. For the year ended December 31, 2024, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $14 million recorded in Other income, net and an immaterial amount recorded in Operating and maintenance expense, respectively. For the year ended December 31, 2023, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $151 million recorded in Other income, net and $14 million recorded in Operating and maintenance expense, respectively. For the period from February 1, 2022 to December 31, 2022, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $266 million recorded in Other income, net and $43 million recorded in Operating and maintenance expense, respectively.
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
There were no results from discontinued operations for the years ended December 31, 2024 and 2023. The following table presents the results of Constellation that have been reclassified from continuing operations and included in discontinued operations within Exelon’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2022.
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

Note 2 — Discontinued Operations

For the Year Ended December 31,
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
__________
(a)Includes transaction and transition costs related to the separation of $52 million for the year ended December 31, 2022.
There were no assets or liabilities of discontinued operations included in Exelon's Consolidated Balance Sheet as of December 31, 2024 and 2023. Constellation had net assets of $11,573 million that separated on February 1, 2022 that resulted in a reduction to Exelon's equity during the year ended December 31, 2022. Refer to the Distribution of Constellation line in Exelon's Consolidated Statement of Changes in Shareholders' Equity for further information.
There were no discontinued operations included within Exelon's Consolidated Statements of Cash Flows for the years ended December 31, 2024 and December 31, 2023. The following table presents selected financial information regarding cash flows of the discontinued operations that are included within Exelon’s Consolidated Statements of Cash Flows for the year ended December 31, 2022.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 2 — Discontinued Operations

For the Year Ended December 31,
2022
Non-cash items included in net income from discontinued operations:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	$207
Loss on sales of assets and businesses	9
Deferred income taxes and amortization of investment tax credits	(143)
Net fair value changes related to derivatives	(59)
Net realized and unrealized losses on NDT fund investments	205
Net unrealized losses on equity investments	16
Other decommissioning-related activity	36
Cash flows from investing activities:
Capital expenditures	(227)
Collection of DPP	169
Supplemental cash flow information:
Decrease in capital expenditures not paid	$(128)
Increase in DPP	348
Increase in PP&E related to ARO update	335
3.  Regulatory Matters (All Registrants)
The following matters below discuss the status of material regulatory and legislative proceedings of the Registrants.
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2024.
Completed Distribution Base Rate Case Proceedings

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023(a)	Electric	$1,487	$1,045	8.905%	December 19, 2024	January 1, 2024
	April 26, 2024 (amended on September 11, 2024)(b)	Electric	$624	$623	9.89%	October 31, 2024	January 1, 2025
PECO - Pennsylvania	March 28, 2024	Electric(c)(d)	$464	$354	N/A(e)	December 12, 2024	January 1, 2025
		Natural Gas(d)	$111	$78
BGE - Maryland	February 17, 2023(f)	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - District of Columbia(g)	April 13, 2023 (amended February 27, 2024)	Electric	$186	$123	9.50%	November 26, 2024	January 1, 2025
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)(h)	Electric	$104	$52	9.55%	June 28, 2021	June 28, 2021
	May 16, 2023 (amended February 23, 2024)(i)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland(j)	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware(k)	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey(l)	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023
__________
(a)Reflects a four-year cumulative multi-year rate plan for January 1, 2024 to December 31, 2027. The MRP was originally approved by the ICC on December 14, 2023 and was subsequently amended on January 10, 2024, April 18, 2024 and December 19, 2024. The December 19, 2024 order provided a total revenue requirement increase of $1.045 billion inclusive of rate increases of approximately $752 million in 2024, $80 million in 2025, $102 million in 2026, and $111 million in 2027.
(b)On October 31, 2024, the Delivery Reconciliation Amount for 2023 defined in Rider Delivery Service Pricing Reconciliation (Rider DSPR) was approved. Rider DSPR allows for the reconciliation of the revenue requirement in effect in the final years in which formula rates are determined and until such time as new rates are established under ComEd's approved MRP. The 2024 order reconciled the delivery service rates in effect in 2023 with the actual delivery service costs incurred in 2023. The reconciliation revenue requirement provides for a weighted average debt and equity return on distribution rate base of 7.02%, inclusive of an allowed ROE of 9.89%, reflecting the monthly yields on 30-year treasury bonds plus 580 basis points.
(c)PECO’s approved annual electric revenue requirement increase of $354 million is partially offset by a one-time credit of $64 million in 2025. In addition, the PAPUC approved the recovery of storm damage costs incurred by PECO in January 2024, up to $23 million, subject to review for reasonableness and prudency in PECO’s next distribution rate case.
(d)On December 12, 2024, the PAPUC issued their Opinions and Orders which approved the non-unanimous partial settlements with limited modifications for both the electric and natural gas base rate cases, and denied the Weather Normalization Adjustment requested in the natural gas base rate case.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
(e)The PECO electric and natural gas base rate case proceedings were resolved through settlement agreements, which did not specify an approved ROE.
(f)Reflects a three-year cumulative multi-year plan for January 1, 2024 through December 31, 2026. The MDPSC awarded BGE electric revenue requirement increases of $41 million, $113 million, and $25 million in 2024, 2025, and 2026, respectively, and natural gas revenue requirement increases of $126 million, $62 million, and $41 million in 2024, 2025, and 2026, respectively. Requested revenue requirement increases will be used to recover capital investments designed to increase the resilience of the electric and gas distribution systems and support Maryland's climate and regulatory initiatives. The MDPSC also approved a portion of the requested 2021 and 2022 reconciliation amounts, which will be recovered through separate electric and gas riders between March 2024 and February 2025. As such, the reconciliation amounts are not included in the approved revenue requirement increases. The 2021 reconciliation amounts are $13 million and $7 million for electric and gas, respectively, and the 2022 reconciliation amounts are $39 million and $15 million for electric and gas, respectively. In April 2024, BGE filed with the MDPSC its request for recovery of the 2023 reconciliation amounts of $79 million and $73 million for electric and gas, respectively, with supporting testimony and schedules.
(g)Reflects a two-year cumulative multi-year plan for January 1, 2025, through December 31, 2026. The DCPSC awarded Pepco electric incremental revenue requirement increases of $99 million and $24 million for 2025 and 2026, respectively.
(h)Reflects a three-year cumulative multi-year plan for April 1, 2021 through March 31, 2024. The MDPSC awarded Pepco electric incremental revenue requirement increases of $21 million, $16 million, and $15 million, before offsets, for the 12-month periods ending March 31, 2022, 2023, and 2024, respectively. Pepco proposed to utilize certain tax benefits to fully offset the increase through 2023 and partially offset customer rate increases in 2024. However, the MDPSC only utilized the acceleration of refunds for certain tax benefits to fully offset the increases such that customer rates remain unchanged through March 31, 2022. On February 23, 2022, the MDPSC chose to offset 25% of the cumulative revenue requirement increase through March 31, 2023. In 2021, the MDPSC deferred a decision on whether to use certain tax benefits to offset the revenue requirement increases for the 12-month period ending March 31, 2024. In December 2022 Pepco proposed that tax benefits not be used to offset the revenue requirement increases for this period. On January 25, 2023, the MDPSC accepted Pepco’s recommendations not to use tax benefits to offset revenue requirement increases for the 12-month period ending March 31, 2024.
(i)Reflects the amounts requested (before offsets) and awarded for a one-year multi-year plan for April 1, 2024 through March 31, 2025. The MDPSC awarded Pepco an electric incremental revenue requirement increase of $45 million for the 12-month period ending March 31, 2025. The MDPSC did not adopt the requested revenue requirement increases of $80 million (before offsets), $51 million, and $14 million as filed for 2025, 2026, and the 2027 nine-month extension period, respectively. The order allows for Pepco to perform an annual reconciliation after the 2024 rate year. The MDPSC also approved the requested reconciliation amounts for the 12-month periods ending March 31, 2022, and March 31, 2023, which will be recovered through a rider between August 2024 through March 2026. As such, the reconciliation amounts are not included in the approved revenue requirement increases. The reconciliation amounts are $1 million, and $7 million, for the 12-month periods ending March 31, 2022, and March 31, 2023, respectively. In July 2024, Pepco filed its request with the MDPSC for recovery of $31 million for the 12-month period ended March 31, 2024, with supporting testimony and schedules.
(j)Reflects a three-year cumulative multi-year plan for January 1, 2023 through December 31, 2025. The MDPSC awarded DPL electric incremental revenue requirement increases of $17 million, $6 million, and $6 million for 2023, 2024, and 2025, respectively.
(k)On April 18, 2024, the DEPSC approved the Significant Storm Expense Rate Rider (Rider SSER) which will allow DPL to recover expenses associated with qualified storms. A qualified storm will be an individual storm for which DPL incurs expenses between $5 million and $15 million. The Rider SSER allows DPL to recover significant storm damage expenses for the previous 12-month period over a future 24-month period. For individual storm events for which DPL incurs expenses of more than $15 million, the future recovery period will be evaluated on a case-by-case basis and the unamortized balance will earn a return at DPL's authorized long-term cost of debt. The Rider SSER will have an annual true-up filing, subject to DEPSC review and approval.
(l)Requested and approved increases are before New Jersey sales and use tax. The NJBPU awarded ACE electric revenue requirement increases of $36 million and $9 million effective December 1, 2023 and February 1, 2024, respectively.

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
DPL - Delaware(a)	September 20, 2024	Natural Gas	$36	10.65%	First quarter of 2026
ACE - New Jersey(b)	November 21, 2024	Electric	$109	10.70%	Fourth quarter of 2025
__________
(a)DPL can implement interim rates on April 20, 2025, subject to refund.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
(b)Requested increases are before New Jersey sales and use tax. ACE intends to put rates into effect on August 21, 2025, subject to refund.
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
On February 3, 2022, the ICC approved a tariff that established the process under which ComEd reconciled its 2022 and 2023 rate year revenue requirements with actual costs. Those reconciliation amounts were determined

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
using the same process used for prior reconciliations under the performance-based electric distribution formula rate. Using that process, for the rate years 2022 and 2023 ComEd will ultimately collect revenues from customers reflecting each year’s actual recoverable costs, year-end rate base, and a weighted average debt and equity return on distribution rate base, with the ROE component based on the annual average of the monthly yields of the 30-year U.S. Treasury bonds plus 580 basis points. In April 2023, ComEd filed its first petition with the ICC to reconcile its 2022 actual costs with the approved revenue requirement that was in effect in 2022; the final order was issued on November 30, 2023, for rates beginning January 2024. On April 26, 2024, ComEd filed its final petition with the ICC to reconcile its 2023 actual costs with the approved revenue requirement that was in effect in 2023; the final order was issued on October 31, 2024, for rates beginning January 2025.
Beginning in 2024, ComEd started recovering from retail customers, subject to certain exceptions, the costs it incurs to provide electric delivery services either through its electric distribution rate or other recovery mechanisms authorized by CEJA. On January 17, 2023, ComEd filed a petition with the ICC seeking approval of a MRP for 2024-2027. The MRP supports a multi-year grid plan (Grid Plan), also filed on January 17, covering planned investments on the electric distribution system within ComEd’s service area through 2027. Costs incurred during each year of the MRP are subject to ICC review and the plan’s revenue requirement for each year will be reconciled with the actual costs that the ICC determines are prudently and reasonably incurred for that year. The reconciliation is subject to adjustment for certain costs, including a limitation on recovery of costs that are more than 105% of certain costs in the previously approved MRP revenue requirement, absent a modification of the rate plan itself. Thus, for example, the rate adjustments necessary to reconcile 2024 revenues to ComEd’s actual 2024 costs incurred would take effect in January 2026 after the ICC’s review during 2025.
On December 14, 2023, the ICC issued a final order. The ICC rejected ComEd’s Grid Plan as non-compliant with certain requirements of CEJA and required ComEd to file a revised Grid Plan. In the absence of an approved Grid Plan, the ICC set ComEd’s forecast revenue requirements for 2024-2027 based on ComEd's approved year-end 2022 rate base. This resulted in a total cumulative revenue requirement increase of $501 million, a $986 million total revenue reduction from the requested cumulative revenue requirement increase but remains subject to annual reconciliation in accordance with CEJA. The final order approved the process and formulas associated with the MRP reconciliation mechanisms. The ICC's December 2023 order also denied ComEd's ability to earn a return on its pension asset.
On December 22, 2023, ComEd filed an application for rehearing on several findings in the final order including the use of the 2022 year-end rate base to establish forecast revenue requirements for 2024-2027, ROE, pension asset return, and capital structure. On January 10, 2024, ComEd’s application for rehearing was denied on all issues except for the order’s use of the 2022 year-end rate base. On April 18, 2024, the ICC issued its final order on ComEd's January 31, 2024 rehearing motion, which approved the use of the forecasted year-end 2023 rate base that resulted in increased revenue requirements for 2024-2027. These revenue requirements determined during the rehearing process established base revenue requirements until the ICC approved the Refiled Grid Plan on December 19, 2024.
On January 10, 2024, ComEd also filed an appeal in the Illinois Appellate Court of the issues on which rehearing was denied, including but not limited to the allowed ROE, 50% equity ratio, and denial of a return on ComEd’s pension asset. There is no deadline by when the appellate court must rule. On March 13, 2024, ComEd filed its Refiled Grid Plan with supporting testimony and schedules with the ICC and subsequently on March 15, 2024, ComEd also filed a petition to adjust its MRP to authorize increased rates consistent with the Refiled Grid Plan. On December 19, 2024, the ICC approved the Refiled Grid Plan and adjusted the approved MRP with rates effective on January 1, 2025. The final approved MRP, as adjusted, which reflects the Refiled Grid Plan, resulted in a total cumulative revenue requirement increase of $1.045 billion over the 2024-2027 plan years and remains subject to annual reconciliations in accordance with CEJA.
In January 2022, ComEd filed a request with the ICC proposing performance metrics that would be used in determining ROE incentives and penalties in the event ComEd filed a MRP in January 2023. On September 27, 2022, the ICC issued a final order approving seven performance metrics that provide symmetrical performance adjustments of 32 total basis points to ComEd’s rate of return on common equity based on the extent to which ComEd achieves the annual performance goals. On November 10, 2022, the ICC granted ComEd's application for rehearing, in part. On April 5, 2023, the ICC issued its final order on rehearing for the performance and tracking metrics proceeding, in which the ICC declined to adopt ComEd's proposed modifications to the reliability and peak load reduction performance metrics. Efforts are underway to implement the performance metrics, which took effect on January 1, 2024. ComEd will make its initial filing in 2025 to assess performance achieved under

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
the metrics in 2024, and to determine any ROE adjustment, which would take effect in 2026. In 2024, ComEd has recognized an estimate of the impact of the performance metrics' adjustment.
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear-powered generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. The seller has not provided notification to ComEd or the IPA that any subsidies or tax credits, such as nuclear production tax credits that became available for electricity generated beginning January 1, 2024, have been monetized and the IPA did not adjust the CMC price paid by ComEd in 2024. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. Beginning with the June 2022 monthly billing period, ComEd began issuing credits and/or charges to its retail customers under its CMC rider, the Rider Carbon-Free Resource Adjustment (Rider CFRA). A regulatory asset is recorded for the difference between ComEd's costs associated with the procurement of CMCs from participating nuclear power generating facilities and revenues received from customers. The balance as of December 31, 2024 is $179 million.
Under CEJA, the costs of procuring CMCs, including carrying costs, are recovered through Rider CFRA. As originally approved by the ICC, Rider CFRA provides for an annual reconciliation and true-up to actual costs incurred or credits received by ComEd to purchase CMCs, with any difference to be credited to or collected from ComEd’s retail customers in subsequent periods. The difference between the net payments to (or receivables from) ComEd ratepayers and the credits received by ComEd to purchase CMCs is recorded to Purchased power expense with an offset to the regulatory asset (or regulatory liability). On December 21, 2022, ComEd filed an amendment to Rider CFRA proposing that it recover costs or provide credits faster than the tariff allows, implement monthly reconciliations, and allow ComEd to adjust Rider CFRA rates based not only on anticipated differences but also past payments or credits, and implement monthly reconciliations beginning with the June 2023 delivery period. The ICC approved the proposal on January 19, 2023. In addition, on March 24, 2023, ComEd submitted revisions to Rider CFRA which clarified the methodology for calculating interest to be included in the annual reconciliation associated with the June 2022 through May 2023 delivery year. The ICC approved the proposal on April 20, 2023. On February 2, 2024, ComEd filed a petition with the ICC to initiate the reconciliation proceeding for the costs incurred in connection with the procurement of CMCs during the delivery year beginning June 1, 2022 and extending through May 31, 2023.
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
Energy Efficiency
CEJA extends ComEd’s current cumulative annual energy efficiency MWh savings goals through 2040, adds expanded electrification measures to those goals, increases low-income commitments, and adds a new performance adjustment to the energy efficiency formula rate. ComEd expects its annual spend to increase in 2023 through 2040 to achieve these energy efficiency MWh savings goals, which is deferred as a separate regulatory asset that is recovered through the energy efficiency formula rate over the weighted average useful life, as approved by the ICC, of the related energy efficiency measures.
Energy Efficiency Formula Rate (Exelon and ComEd). FEJA allows ComEd to defer energy efficiency costs (except for any voltage optimization costs which are recovered through electric distribution rates) as a separate regulatory asset that is recovered through the energy efficiency formula rate over the weighted average useful life, as approved by the ICC, of the related energy efficiency measures. ComEd earns a return on the energy

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
efficiency regulatory asset at a rate equal to a weighted average cost of capital, which is based on a year-end capital structure and a statutorily-based formula based on long-term treasury debt. The ROE that ComEd earns on its energy efficiency regulatory asset is subject to a maximum downward or upward adjustment of 200 basis points if ComEd’s cumulative persisting annual MWh savings falls short of or exceeds specified percentage benchmarks of its annual incremental savings goal. ComEd is required to file an update to its energy efficiency formula rate on or before June 1st each year, with resulting rates effective in January of the following year. The annual update is based on projected rate year energy efficiency costs, PJM capacity revenues, and the projected year-end regulatory asset balance less any related deferred income taxes (initial year revenue requirement). The update also reconciles any differences between the revenue requirement in effect for the prior year and actual costs incurred from the year (annual reconciliation). The approved energy efficiency formula rate also provides for revenue decoupling provisions.
During 2024, the ICC approved the following total increases in ComEd's requested energy efficiency revenue requirement:

Filing Date	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase(a)	Approved ROE	Approval Date	Rate Effective Date
May 30, 2024	$58	$58	9.89%	December 5, 2024	January 1, 2025
_________
(a)ComEd's 2025 approved revenue requirement above reflects an increase of $66 million for the initial year revenue requirement for 2025 and a decrease of $8 million related to the annual reconciliation for 2023. The revenue requirement for 2025 provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 7.02% inclusive of an allowed ROE of 9.89%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. The revenue requirement for the 2023 reconciliation year provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 7.24% inclusive of an allowed ROE of 10.34%, which includes an upward performance adjustment that increased the ROE. The performance adjustment can either increase or decrease the ROE based upon the achievement of energy efficiency savings goals. See table below for ComEd's regulatory assets associated with its energy efficiency formula rate.
Maryland Regulatory Matters
Maryland Revenue Decoupling (Exelon, BGE, PHI, Pepco, and DPL). In 1998, the MDPSC approved natural gas monthly rate adjustments for BGE and in 2007, the MDPSC approved electric monthly rate adjustments for BGE and BSAs for Pepco and DPL, all of which are decoupling mechanisms. As a result of the decoupling mechanisms, certain Operating revenues from electric and natural gas distribution at BGE and Operating revenues from electric distribution at Pepco Maryland (see also District of Columbia Revenue Decoupling below for Pepco District of Columbia) and DPL are not intended to be impacted by abnormal weather or usage per customer. For BGE, Pepco, and DPL, the decoupling mechanism eliminates the impacts of abnormal weather or customer usage by recognizing revenues based on an authorized distribution amount per customer by customer class. Operating revenues from electric and natural gas distribution at BGE and Operating revenues from electric distribution at Pepco Maryland and DPL are, however, impacted by changes in the number of customers.
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
District of Columbia Regulatory Matters
District of Columbia Revenue Decoupling (Exelon, PHI, and Pepco). In 2009, the DCPSC approved a BSA, which is a decoupling mechanism. As a result of the decoupling mechanism, Operating revenues from electric distribution at Pepco District of Columbia (see also Maryland Revenue Decoupling above for Pepco Maryland) are not intended to be impacted by abnormal weather or usage per customer. The decoupling mechanism eliminates the impacts of abnormal weather or customer usage by recognizing revenues based on an authorized

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
distribution amount per customer by customer class. Historically, operating revenues from electric distribution at Pepco District of Columbia are, however, impacted by changes in the number of customers. Beginning in 2025, based on modifications approved by the DCPSC, Pepco District of Columbia will recognize revenues on an authorized distribution amount per customer class basis, and operating revenues from electric distribution will not be impacted by changes in the number of customers.
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
On April 27, 2021, the NJBPU approved the settlement filed by ACE and the third parties to the proceeding. The approved settlement addresses all material aspects of ACE’s filing, including ACE’s ability to implement the CIP prospectively effective July 1, 2021. As a result of this decoupling mechanism, operating revenues are no longer intended to be impacted by abnormal weather or usage for most customers. Starting in third quarter of 2021, ACE has recorded alternative revenue program revenues for its best estimate of the distribution revenue impacts resulting from future changes in CIP rates that it believes are probable of approval by the NJBPU in accordance with this mechanism.
Termination of Energy Procurement Provisions of PPAs (Exelon, PHI, and ACE). On December 22, 2021, ACE filed with the NJBPU a petition to terminate the provisions in the PPAs to purchase electricity from two coal-powered generation facilities located in the state of New Jersey. The petition was approved by the NJBPU on March 23, 2022. Upon closing of the transaction on March 31, 2022, ACE recognized a liability of $203 million for the contract termination fee and recognized a corresponding regulatory asset of $203 million. The liability has been paid in full as of December 31, 2024.
For the year ended December 31, 2024 and 2023, ACE has respectively paid $49 million and $88 million of the liability, which is recorded in Changes in Other assets and liabilities in Exelon's, PHI's, and ACE's Consolidated Statements of Cash Flows.
ACE Infrastructure Investment Program Filings (Exelon, PHI, and ACE). On October 31, 2022, ACE filed with the NJBPU an IIP, called “Powering the Future”, proposing to seek recovery through a new component of ACE’s rider mechanism, totaling $379 million, over the four-year period of July 1, 2023, to June 30, 2027. The new IIP will allow ACE to invest in projects that are designed to enhance the reliability, resiliency, and safety of the service ACE provides to its customers. On June 15, 2023, ACE entered into a settlement agreement with other parties, which allows for a recovery totaling $93 million of reliability related capital investments from July 1, 2023, through June 30, 2027. ACE will have the option of seeking approval from the NJBPU to extend the end date of the IIP beyond June 30, 2027, if ACE determines an extension is necessary. On June 29, 2023, the NJBPU adopted the settlement agreement and issued an order approving the program.
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
On July 14, 2021, the NJBPU approved the settlement filed by ACE and the third parties to the proceeding. The approved settlement addresses all material aspects of ACE's smart energy network deployment plan, including cost recovery of the investment costs, incremental Operating and maintenance expenses, and the unrecovered balance of existing infrastructure through future distribution rates.
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
Other Federal Regulatory Matters
FERC Audit (Exelon and ComEd). The Utility Registrants are subject to periodic audits and investigations by FERC. FERC’s Division of Audits and Accounting initiated a nonpublic audit of ComEd in April 2021 evaluating ComEd’s compliance with (1) approved terms, rates and conditions of its federally regulated service; (2) accounting requirements of the Uniform System of Accounts; (3) reporting requirements of the FERC Form 1; and (4) the requirements for record retention. The audit period extended back to January 1, 2017.
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
On July 30, 2024, ComEd reached an agreement in principle on the contested overhead allocation finding. As a result of the settlement process, ComEd recorded a charge for the probable disallowance of $70 million of certain currently capitalized construction costs to operating expenses, which are not expected to be recovered in future rates. The final settlement is subject to FERC approval. The existing loss estimate is reflected in Exelon and ComEd's financial statements as of December 31, 2024. ComEd and FERC staff jointly filed the settlement agreement with FERC for approval on February 11, 2025.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
The following tables provide information about the regulatory assets and liabilities of the Registrants at December 31, 2024 and 2023:

December 31, 2024	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory assets
AMI programs - deployment costs	$82	$—	$—	$29	$53	$11	$13	$29
AMI programs - legacy meters	90	13	—	4	73	30	10	33
Asset retirement obligations	173	112	23	26	12	8	3	1
Carbon mitigation credit	179	179	—	—	—	—	—	—
COVID-19	59	3	—	4	52	49	3	—
DC PLUG charge	1	—	—	—	1	1	—	—
Deferred income taxes	937	—	925	—	12	12	—	—
Deferred storm costs	125	—	23	73	29	8	1	20
Electric distribution formula rate annual reconciliations	554	554	—	—	—	—	—	—
Electric distribution formula rate significant one-time events	98	98	—	—	—	—	—	—
Electric energy and natural gas costs	108	—	—	38	70	18	20	32
Energy efficiency and demand response programs	652	—	10	329	313	174	72	67
Energy efficiency costs	1,890	1,890	—	—	—	—	—	—
Fair value of long-term debt	457	—	—	—	362	—	—	—
Fair value of PHI's unamortized energy contracts	26	—	—	—	26	—	—	—
MGP remediation costs	307	275	18	14	—	—	—	—
Multi-year plan reconciliations	170	81	—	66	23	23	—	—
Pension and OPEB	2,382	—	—	—	—	—	—	—
Pension and OPEB - merger related	503	—	—	—	—	—	—	—
Removal costs	869	—	—	261	608	127	127	356
Renewable energy	131	131	—	—	—	—	—	—
Transmission formula rate annual reconciliations	94	—	15	30	49	37	12	—
Under-recovered credit loss expense	147	126	—	—	21	—	—	21
Under-recovered revenue decoupling	188	—	—	98	90	60	—	30
Universal service fund charge under-recovery - Electric	19	—	19	—	—	—	—	—
Zero emission credit	4	4	—	—	—	—	—	—
Other	405	255	35	23	99	45	14	14
Total regulatory assets	10,650	3,721	1,068	995	1,893	603	275	603
Less: current portion	1,940	1,159	65	207	323	157	60	101
Total noncurrent regulatory assets	$8,710	$2,562	$1,003	$788	$1,570	$446	$215	$502

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

December 31, 2024	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory liabilities
Decommissioning the Regulatory Agreement Units	$4,027	$3,780	$247	$—	$—	$—	$—	$—
Dedicated facilities charge	143	—	—	143	—	—	—	—
Deferred income taxes	2,756	1,607	—	484	665	285	247	133
Electric energy and natural gas costs	108	12	81	—	15	8	7	—
Energy efficiency and demand response programs	1	—	1	—	—	—	—	—
Fiber Refund	16	—	16	—	—	—	—	—
Multi-year plan reconciliations	9	—	—	—	9	—	9	—
Over-recovered revenue decoupling	2	—	—	—	2	—	2	—
Removal costs	1,958	1,841	—	11	106	20	86	—
Renewable portfolio standards costs	1,369	1,369	—	—	—	—	—	—
Transmission formula rate annual reconciliations	14	—	—	—	14	—	—	14
Other	206	9	30	10	52	14	16	9
Total regulatory liabilities	10,609	8,618	375	648	863	327	367	156
Less: current portion	411	197	122	12	69	17	42	10
Total noncurrent regulatory liabilities	$10,198	$8,421	$253	$636	$794	$310	$325	$146

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

December 31, 2023	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory assets
AMI programs - deployment costs	$109	$—	$—	$49	$60	$18	$17	$25
AMI programs - legacy meters	127	28	—	12	87	41	14	32
Asset retirement obligations	159	104	22	23	10	6	2	2
Carbon mitigation credit	673	673	—	—	—	—	—	—
COVID-19	41	11	11	6	13	10	3	—
DC PLUG charge	3	—	—	—	3	3	—	—
Deferred income taxes	759	—	748	—	11	11	—	—
Deferred storm costs	114	—	—	84	30	9	2	19
Electric distribution formula rate annual reconciliations	787	787	—	—	—	—	—	—
Electric distribution formula rate significant one-time events	89	89	—	—	—	—	—	—
Electric energy and natural gas costs	98	—	1	25	72	11	2	59
Energy efficiency and demand response programs	631	—	23	316	292	187	73	32
Energy efficiency costs	1,691	1,691	—	—	—	—	—	—
Fair value of long-term debt	486	—	—	—	385	—	—	—
Fair value of PHI's unamortized energy contracts	35	—	—	—	35	—	—	—
MGP remediation costs	315	286	15	14	—	—	—	—
Multi-year plan reconciliations	112	—	—	112	—	—	—	—
Pension and OPEB	2,254	—	—	—	—	—	—	—
Pension and OPEB - merger related	637	—	—	—	—	—	—	—
Removal costs	827	—	—	219	608	137	118	354
Renewable energy	134	134	—	—	—	—	—	—
Transmission formula rate annual reconciliations	75	—	9	5	61	15	22	24
Under-recovered credit loss expense	112	78	—	—	34	—	—	34
Under-recovered revenue decoupling	176	—	—	64	112	100	—	12
Universal service fund charge under-recovery - Electric	59	—	59	—	—	—	—	—
Zero emission credit	58	58	—	—	—	—	—	—
Other	352	190	32	27	111	52	19	15
Total regulatory assets	10,913	4,129	920	956	1,924	600	272	608
Less: current portion	2,215	1,335	127	229	337	150	54	125
Total noncurrent regulatory assets	$8,698	$2,794	$793	$727	$1,587	$450	$218	$483

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

December 31, 2023	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory liabilities
Decommissioning the Regulatory Agreement Units	$3,232	$2,954	$278	$—	$—	$—	$—	$—
Dedicated facilities charge	129	—	—	129	—	—	—	—
Deferred income taxes	3,284	1,900	—	634	750	338	274	138
Electric energy and natural gas costs	121	4	93	—	24	9	15	—
Energy efficiency and demand response programs	1	—	1	—	—	—	—	—
Fiber Refund	15	—	15	—	—	—	—	—
Multi-year plan reconciliations	23	—	—	—	23	16	7	—
Over-recovered revenue decoupling	2	—	—	—	2	—	2	—
Removal costs	1,845	1,701	—	28	116	20	96	—
Renewable portfolio standards costs	1,102	1,102	—	—	—	—	—	—
Other	211	23	19	9	60	14	21	8
Total regulatory liabilities	9,965	7,684	406	800	975	397	415	146
Less: current portion	389	191	92	27	71	15	50	6
Total noncurrent regulatory liabilities	$9,576	$7,493	$314	$773	$904	$382	$365	$140
Descriptions of the regulatory assets and liabilities included in the tables above are summarized below, including their recovery and amortization periods.

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
AMI programs - deployment costs	Represents installation and ongoing incremental costs of new smart meters, including implementation costs at Pepco and DPL of dynamic pricing for energy usage resulting from smart meters.	BGE - 2026 Pepco - 2029 DPL - 2030 ACE - 2029	BGE, Pepco, DPL - Yes ACE - Yes, on incremental costs of new smart meters
AMI programs - legacy meters	Represents early retirement costs of legacy meters.	ComEd - 2028 BGE - 2026 Pepco - 2029 DPL - 2030 ACE - To be determined in next distribution rate case filed with NJBPU.	ComEd, Pepco (District of Columbia), DPL (Delaware), ACE - Yes BGE, Pepco (Maryland), DPL (Maryland) - No
Asset retirement obligations	Represents future legally required removal costs associated with existing AROs.	Over the life of the related assets.	Yes, once the removal activities have been performed
Carbon mitigation credit	Represents CMC procurement costs and credits as well as reasonable costs ComEd has incurred to implement and comply with the CMC procurement process.	2025	No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
COVID-19	Represents incremental credit losses and direct costs related to COVID-19 incurred primarily in 2020 at the Utility Registrants, partially offset by a decrease in travel costs at BGE, Pepco and DPL. Direct costs consisted primarily of costs to acquire personal protective equipment, costs for cleaning supplies and services, and costs to hire healthcare professionals to monitor the health of employees. This also includes under-recovered amounts due to COVID-19 that were previously deferred under Pepco’s revenue decoupling program.	ComEd - 2025 BGE - 2028 PECO - 2024 Pepco (District of Columbia) - $42 million - 2034 Pepco (Maryland) - $7 million - 2029 DPL (Maryland) - $1 million - 2027 DPL (Delaware) - $2 million - 2028	ComEd, BGE, Pepco, and DPL (Maryland) - Yes PECO and DPL (Delaware) - No
DC PLUG charge	Represents costs associated with DC PLUG, which is a projected six-year, $500 million project to place underground some of the District of Columbia’s most outage-prone power lines with $250 million of the project costs funded by Pepco and $250 million funded by the District of Columbia. Rates for the DC PLUG initiative went into effect on February 7, 2018.	2024	Portion of asset funded by Pepco-Yes
Decommissioning the Regulatory Agreement Units	Represents estimated excess funds at the end of decommissioning the Regulatory Agreement Units. See below regarding Decommissioning the Regulatory Agreement Units for additional information.	Not currently being refunded.	No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Dedicated facilities charge	Represents the timing difference between the recovery of certain transmission-related assets and their depreciable life.	Depreciable life of the related assets.	Yes
Deferred income taxes
Represents deferred income taxes that are recoverable or refundable through customer rates, primarily associated with accelerated depreciation, the equity component of AFUDC, and the effects of income tax rate changes, including those resulting from the TCJA.
		Amounts are recoverable over the period in which the related deferred income taxes reverse, which is generally based on the expected life of the underlying assets. For TCJA, generally refunded over the remaining depreciable life of the underlying assets, except in certain jurisdictions where the commissions have approved a shorter refund period for certain assets not subject to IRS normalization rules.	No
Deferred storm costs	For Pepco, DPL, ACE, PECO and BGE, amounts represent total incremental storm restoration costs incurred due to major storm events recoverable from customers in the Maryland, New Jersey jurisdictions and Pennsylvania.
Pepco - $8 million to be determined in a future multi-year plan filed with MDPSC.

DPL - 2027

ACE - $4 million - 2026; $15 million to be determined in pending distribution rate case filed with NJBPU.

PECO - $23 million to be determined in the next distribution rate case filed with the PAPUC.

BGE - $46 million - 2028; $27 million to be determined in the next multi-year plan filed with MDPSC.
Pepco, DPL, BGE - Yes ACE, PECO - No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Electric distribution formula rate annual reconciliations	Represents under/(over)-recoveries related to electric distribution service costs recoverable through ComEd's performance-based formula rate, which was updated annually with rates effective on January 1st.	2026	Yes
Electric distribution formula rate significant one-time events	Represents deferred distribution service costs related to ComEd's significant one-time events (e.g., storm costs), which are recovered over 5 years from date of the event.	2028	Yes
Electric energy and natural gas costs	Represents under (over)-recoveries related to energy and gas supply related costs recoverable (refundable) under approved rate riders.	ComEd, PECO, Pepco, DPL, ACE - 2025 BGE - 2026	DPL (Delaware), ACE - Yes ComEd, PECO, BGE, Pepco, DPL (Maryland) - No
Energy efficiency and demand response programs	Includes under (over)-recoveries of costs incurred related to energy efficiency programs and demand response programs and recoverable costs associated with customer direct load control and energy efficiency and conservation programs that are being recovered from customers.

		PECO - 2025 BGE - 2030 Pepco, DPL - 2030 ACE - 2032
BGE, Pepco (Maryland), DPL (Maryland) - See above regarding EmPOWER Maryland Cost Recovery for additional information
Pepco (District of Columbia) - No
DPL (Delaware), ACE - Yes
PECO - Yes on capital investment recovered through this mechanism

Energy efficiency costs	Represents ComEd's costs recovered through the energy efficiency formula rate tariff and the reconciliation of the difference of the revenue requirement in effect for the prior year and the revenue requirement based on actual prior year costs. Deferred energy efficiency costs are recovered over the weighted average useful life of the related energy measure.	2036	Yes

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Fair value of long-term debt
Represents the difference between the carrying value and fair value of long-term debt of BGE, recorded at Exelon, and PHI of $95 million and $362 million, respectively, as of December 31, 2024, and $101 million and $385 million, respectively, as of December 31, 2023, as of the 2016 PHI and 2012 Constellation merger dates.
		Exelon - 2036 PHI - 2045	No
Fair value of PHI’s unamortized energy contracts	Represents the regulatory assets recorded at Exelon and PHI offsetting the fair value adjustment related to Pepco's, DPL's, and ACE's electricity and natural gas energy supply contracts recorded at PHI as of the PHI merger date.	2036	No
Fiber Refund	Represents revenues collected from Generation and BSC for their use of PECO's fiber assets before the end of 2021.	2025	No
MGP remediation costs	Represents environmental remediation costs for MGP sites recorded at ComEd, PECO, and BGE.	ComEd and PECO - Over the expected remediation period. See Note 18 — Commitments and Contingencies for additional information. BGE - 10 years from when the remediation spend occurs.	ComEd and PECO - No BGE - Yes

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Multi-year plan reconciliations	Represents under (over)-recoveries related to electric and gas distribution multi-year plans.
ComEd - 2027

BGE - $13 million related to 2021 and 2022 reconciliations. $53 million related to 2023 and 2024 reconciliations - to be determined in a future MDPSC order.

Pepco (Maryland) - $5 million related to 2023 reconciliation - 2026. $18 million related to 2024 reconciliation - to be determined in a future MDPSC order.

DPL (Maryland) - $5 million related to 2023 reconciliation - 2025. $4 million related to 2024 reconciliation - to be determined in a future MDPSC order.
ComEd - Yes BGE - No Pepco (Maryland) - No DPL (Maryland) - Yes

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
		Legacy BGE - 2038 Legacy PHI - 2032	No
Removal costs	For BGE, Pepco, DPL, and ACE, the regulatory asset represents costs incurred to remove property, plant and equipment in excess of amounts received from customers through depreciation rates. For ComEd, BGE, Pepco, and DPL, the regulatory liability represents amounts received from customers through depreciation rates to cover the future non–legally required cost to remove property, plant and equipment, which reduces rate base for ratemaking purposes.	BGE, Pepco, DPL, and ACE - Asset is generally recovered over the life of the underlying assets. ComEd, BGE, Pepco, and DPL - Liability is reduced as costs are incurred.	Yes
Renewable energy	Represents the change in fair value of ComEd‘s 20-year floating-to-fixed long-term renewable energy swap contracts.	2032	No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Renewable portfolio standards costs	Represents an overcollection of funds from both ComEd customers and alternative retail electricity suppliers to be spent on future renewable energy procurements.	$1,296 million to be determined in pending ICC annual reconciliation for the Renewable Energy Adjustment rider. $73 million to be determined based on the LTRRPP developed by the IPA.	No
Transmission formula rate annual reconciliations	Represents under (over)-recoveries related to transmission service costs recoverable through the Utility Registrants’ FERC formula rates, which are updated annually with rates effective each June 1st.	2026	Yes
Under (over) -recovered revenue decoupling	Represents electric and / or gas distribution costs recoverable from or refundable to customers under decoupling mechanisms.	BGE - 2026 Pepco (Maryland) - $8 million - 2025 Pepco (District of Columbia) - $52 million - 2028 DPL - 2025 ACE - 2026	BGE, Pepco, DPL, ACE - No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Under-recovered credit loss expense	For ComEd and ACE, amounts represent the difference between annual credit loss expense and revenues collected in rates through ICC and NJBPU-approved riders. The difference between net credit loss expense and revenues collected through the rider each calendar year for ComEd is recovered over a twelve-month period beginning in June of the following calendar year. ACE intends to recover from June through May of each respective year, subject to approval of the NJBPU.	ComEd - 2025 ACE - To be determined in pending Societal Benefits Rider filing with NJBPU.	No
Universal service fund charge under-recovery - Electric	Represents under-recovery of electric supply and distribution revenue shortfalls net of base rate recovery related to PECO’s Universal Service programs, which are designed to provide affordable bills for electric service to low-income, residential customers based on individual household needs.	PECO - To be determined in the annual adjustment and reconciliation as approved by the PAPUC.	No
Zero emission credit	Represents ZEC procurement costs and any reasonable costs ComEd has incurred to implement and comply with the ZEC procurement process.	Over 9 months starting with the September billing period and ending with the following May billing period.	No
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders’ investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at December 31, 2024 and December 31, 2023

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(d)	ACE(e)
December 31, 2024	$117	$46	$16	$55	$40	$1	$14
December 31, 2023	$110	$32	$33	$45	$34	$1	$10
__________
(a)Reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution rates and formula rates regulatory assets.
(b)BGE's amount capitalized for ratemaking purposes primarily relates to earnings on shareholders' investment on AMI programs and investments in rate base included in the multi-year plan reconciliations.
(c)Pepco's authorized amounts capitalized for ratemaking purposes relate to earnings on shareholders' investment on AMI programs, Energy efficiency and demand response programs, COVID-19, investments in rate base and revenues included in the multi-year plan reconciliations, and a portion of Pepco District of Columbia's revenue decoupling.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

Revenue Source	Description	Performance Obligation	Timing of Revenue Recognition	Payment Terms
Regulated Electric and Gas Tariff Sales	Sales of electricity and electricity distribution services (the Utility Registrants) and natural gas and gas distribution services (PECO, BGE, and DPL) to residential, commercial, industrial, and governmental customers through regulated tariff rates approved by state regulatory commissions.	Delivery of electricity and/or natural gas.	Over time (each day) as the electricity and/or natural gas is delivered to customers. Tariff sales are generally considered daily contracts as customers can discontinue service at any time. (a)	Within the month following delivery of the electricity or natural gas to the customer.
Regulated Transmission Services	The Utility Registrants provide open access to their transmission facilities to PJM, which directs and controls the operation of these transmission facilities and accordingly compensates the Utility Registrants pursuant to filed tariffs at cost-based rates approved by FERC.	Various including (i) Network Integration Transmission Services ("NITS"), (ii) scheduling, system control and dispatch services, and (iii) access to the wholesale grid.	Over time utilizing output methods to measure progress towards completion. (b)	Paid weekly by PJM.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 4 — Revenue from Contracts with Customers
During the fourth quarter of 2023, Pepco, DPL, and ACE entered into an amendment to the Agreement (“Amendment”) to modify the terms of the Payment Option and the conditions to exercise the exclusive right extensions. Concurrently, Pepco, DPL and ACE exercised both Payment Options which also triggered the extension of the exclusive right period until 2027. The Amendment and executed Payment Options represent a contract modification that is accounted for prospectively in accordance with authoritative guidance. Pepco, DPL and ACE received cash and recorded an increase to the contract liabilities as of December 31, 2023 as shown in the table below. The revenue will be recognized as Electric operating revenues over the remaining term of the Agreement (approximately 31 years from the Amendment date).
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE'S Consolidated Balance Sheets. As of December 31, 2024, 2023, and 2022, ComEd's, PECO's, and BGE's contract liabilities were not material.

	Exelon(a)	PHI(a)	Pepco(a)	DPL(a)	ACE(a)
Balance at December 31, 2022	$101	$101	$81	$10	$10
Consideration received	39	39	31	4	4
Revenues recognized	(7)	(7)	(5)	(1)	(1)
Balance at December 31, 2023	$133	$133	$107	$13	$13
Revenues recognized	(6)	(6)	(6)	—	—
Balance at December 31, 2024	$127	$127	$101	$13	$13
__________
(a)Revenues recognized in the years ended December 31, 2024 and 2023, were included in the contract liabilities at December 31, 2023 and 2022, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2024. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

Year	Exelon	PHI	Pepco	DPL	ACE
2025	$7	$7	$5	$1	$1
2026	6	6	5	1	—
2027	5	5	5	—	—
2028	5	5	5	—	—
2029 and thereafter	104	104	81	11	12
Total	$127	$127	$101	$13	$13
Revenue Disaggregation
The Registrants disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. See Note 5 — Segment Information for the presentation of the Registrant's revenue disaggregation.
5. Segment Information (All Registrants)
Operating segments for each of the Registrants are determined based on information used by the CODMs in deciding how to evaluate performance and allocate resources at each of the Registrants. The Chief Executive Officer is the CODM for Exelon. For PHI and each of the Utility Registrants, CODM responsibilities are shared by Exelon's Chief Operating Officer and the Utility Registrant's Chief Executive Officer.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

Exelon has six reportable segments, which include ComEd, PECO, BGE, and PHI's three reportable segments consisting of Pepco, DPL, and ACE. ComEd, PECO, BGE, Pepco, DPL, and ACE each represent a single reportable segment, and as such, no separate segment information is provided for these Registrants. Exelon, ComEd, PECO, BGE, Pepco, DPL, and ACE's CODMs rely on a variety of business considerations, including net income, in evaluating segment performance, determining reinvestment of profits, and establishing the amounts of dividend distributions.
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
An analysis and reconciliation of the Registrants' reportable segment information to the respective information in the consolidated financial statements for the years ended December 31, 2024, 2023, and 2022 is as follows:

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2024
Electric revenues	$8,219	$3,325	$3,436	$6,258	$—	$(22)	$21,216
Natural gas revenues	—	648	990	180	—	(6)	1,812
Shared service and other revenues	—	—	—	10	1,865	(1,875)	—
Total operating revenues	$8,219	$3,973	$4,426	$6,448	$1,865	$(1,903)	$23,028
2023
Electric revenues	$7,844	$3,202	$3,109	$5,812	$—	$(51)	$19,916
Natural gas revenues	—	692	918	205	—	(4)	1,811
Shared service and other revenues	—	—	—	9	1,759	(1,768)	—
Total operating revenues	$7,844	$3,894	$4,027	$6,026	$1,759	$(1,823)	$21,727
2022
Electric revenues	$5,761	$3,165	$2,871	$5,317	$—	$(31)	$17,083
Natural gas revenues	—	738	1,024	238	—	(5)	1,995
Shared service and other revenues	—	—	—	10	1,823	(1,833)	—
Total operating revenues	$5,761	$3,903	$3,895	$5,565	$1,823	$(1,869)	$19,078
Less:
Purchased power

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
2024	$3,042	$1,265	$1,460	$2,447	$—	$—	$8,214
2023	2,816	1,270	1,311	2,250	—	1	7,648
2022	1,050	1,160	1,186	1,984	—	—	5,380
Purchased fuel
2024	$—	$212	$191	$66	$—	$—	$469
2023	—	274	220	98	—	1	593
2022	—	342	363	129	—	—	834
Purchased power and fuel from affiliates
2024	$—	$—	$—	$—	$—	$—	$—
2023	—	—	—	—	—	—	—
2022	59	33	18	51	—	(2)	159
Operating and maintenance
2024	$1,284	$875	$790	$1,046	$1,733	$(788)	$4,940
2023	1,096	786	520	1,110	1,861	(814)	4,559
2022	1,094	791	670	966	1,907	(755)	4,673
Operating and maintenance from affiliates
2024	$419	$245	$246	$204	$41	$(1,155)	$—
2023	354	217	221	179	37	(1,008)	—
2022	318	201	207	191	88	(1,005)	—
Depreciation and amortization
2024	$1,514	$428	$638	$947	$67	$—	$3,594
2023	1,403	397	654	990	62	—	3,506
2022	1,323	373	630	938	61	—	3,325
Taxes other than income taxes
2024	$376	$218	$345	$528	$37	$—	$1,504
2023	369	202	319	487	31	—	1,408
2022	374	202	302	475	37	—	1,390
(Gain) loss on sale of assets and businesses
2024	$(5)	$(4)	$—	$1	$(4)	$—	$(12)
2023	—	—	—	(9)	(1)	—	(10)
2022	2	—	—	—	—	—	2
Interest expense, net(c)
2024	$487	$221	$216	$373	$592	$—	$1,889
2023	464	192	182	323	545	(2)	1,704
2022	401	165	152	292	415	(3)	1,422
Interest expense to affiliates, net(c)
2024	$14	$11	$—	$3	$(3)	$—	$25
2023	13	9	—	—	1	2	25
2022	13	12	—	—	(2)	2	25

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Other, net
2024	$(94)	$(37)	$(36)	$(97)	$(38)	$40	$(262)
2023	(75)	(36)	(18)	(108)	(190)	19	(408)
2022	(54)	(31)	(21)	(78)	(290)	(61)	(535)
Income taxes
2024	$116	$(12)	$49	$189	$(135)	$—	$207
2023	314	20	133	116	(207)	(2)	374
2022	264	79	8	9	—	(11)	349
Net income (loss) from continuing operations
2024	$1,066	$551	$527	$741	$(425)	$—	$2,460
2023	1,090	563	485	590	(380)	(20)	2,328
2022	917	576	380	608	(393)	(34)	2,054
Supplemental segment information
Intersegment revenues(d)
2024	$8	$10	$10	$10	$1,855	$(1,893)	$—
2023	16	9	9	9	1,750	(1,793)	—
2022	16	7	15	10	1,823	(1,865)	6
Capital expenditures
2024	$2,195	$1,553	$1,420	$1,863	$66	$—	$7,097
2023	2,576	1,426	1,367	1,988	54	—	7,411
2022	2,506	1,349	1,262	1,709	95	—	6,921
Total assets
2024	$44,750	$17,123	$15,542	$28,297	$6,012	$(3,940)	$107,784
2023	42,827	15,595	14,331	27,066	6,374	(4,337)	101,856
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
(c)Interest expense, net and Interest expense to affiliates, net are primarily inclusive of Interest expense, which is partially offset by an immaterial amount of interest income.
(d)See Note 23 — Related Party Transactions for additional information on intersegment revenues.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2024
Electric revenues	$3,039	$1,607	$1,628	$—	$(16)	$6,258
Natural gas revenues	—	180	—	—	—	180
Shared service and other revenues	—	—	—	438	(428)	10
Total operating revenues	$3,039	$1,787	$1,628	$438	$(444)	$6,448
2023
Electric revenues	$2,824	$1,483	$1,522	$1	$(18)	$5,812
Natural gas revenues	—	205	—	—	—	205
Shared service and other revenues	—	—	—	422	(413)	9
Total operating revenues	$2,824	$1,688	$1,522	$423	$(431)	$6,026
2022
Electric revenues	$2,531	$1,357	$1,431	$—	$(2)	$5,317
Natural gas revenues	—	238	—	—	—	238
Shared service and other revenues	—	—	—	391	(381)	10
Total operating revenues	$2,531	$1,595	$1,431	$391	$(383)	$5,565
Less:
Purchased power
2024	$1,055	$694	$698	$—	$—	$2,447
2023	974	639	637	—	—	2,250
2022	795	567	622	—	—	1,984
Purchased fuel
2024	$—	$66	$—	$—	$—	$66
2023	—	98	—	—	—	98
2022	—	129	—	—	—	129
Purchased power and fuel from affiliates
2024	$—	$—	$—	$—	$—	$—
2023	—	—	—	—	—	—
2022	39	10	2	—	—	51
Operating and maintenance
2024	$283	$196	$206	$361	$—	$1,046
2023	336	193	233	348	—	1,110
2022	284	183	189	310	—	966
Operating and maintenance from affiliates
2024	$251	$181	$162	$54	$(444)	$204
2023	236	171	153	50	(431)	179
2022	223	166	142	43	(383)	191
Depreciation and amortization
2024	$407	$245	$278	$17	$—	$947
2023	441	244	283	22	—	990

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
2022	417	232	261	28	—	938
Taxes other than income taxes
2024	$424	$79	$9	$16	$—	$528
2023	390	75	8	14	—	487
2022	382	72	9	12	—	475
Loss (gain) on sale of assets and businesses
2024	$1	$—	$—	$—	$—	$1
2023	(9)	—	—	—	—	(9)
2022	—	—	—	—	—	—
Interest expense, net(c)
2024	$195	$94	$74	$10	$—	$373
2023	165	74	72	12	—	323
2022	150	66	66	9	1	292
Interest expense to affiliates, net(c)
2024	$(3)	$(1)	$5	$2	$—	$3
2023	—	—	—	—	—	—
2022	—	—	—	—	—	—
Other, net
2024	$(54)	$(25)	$(14)	$(4)	$—	$(97)
2023	(66)	(18)	(20)	(4)	—	(108)
2022	(55)	(13)	(11)	2	(1)	(78)
Income taxes
2024	$90	$49	$55	$(5)	$—	$189
2023	51	35	36	(6)	—	116
2022	(9)	14	3	1	—	9
Net income (loss) from continuing operations
2024	$390	$209	$155	$(13)	$—	$741
2023	306	177	120	(13)	—	590
2022	305	169	148	(14)	—	608
Supplemental segment information
Intersegment revenues(d)
2024	$7	$7	$2	$438	$(444)	$10
2023	9	8	2	422	(432)	9
2022	5	6	2	380	(383)	10
Capital expenditures
2024	$929	$556	$373	$5	$—	$1,863
2023	957	562	460	9	—	1,988
2022	874	430	398	7	—	1,709
Total assets
2024	$12,000	$6,421	$5,349	$4,567	$(40)	$28,297
2023	11,330	5,993	5,157	4,627	(41)	27,066
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
(c)Interest expense, net is primarily inclusive of Interest expense, which is partially offset by an immaterial amount of Interest income.
(d)Includes intersegment revenues with ComEd, PECO, and BGE, which are eliminated at Exelon.

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

	2024
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$3,809	$2,169	$2,038	$3,256	$1,413	$943	$900
Small commercial & industrial	2,259	547	360	681	184	253	244
Large commercial & industrial	1,145	261	557	1,372	1,053	123	196
Public authorities & electric railroads	60	29	31	74	37	17	20
Other(a)	1,080	296	414	871	327	270	280
Total electric revenues(b)	$8,353	$3,302	$3,400	$6,254	$3,014	$1,606	$1,640
Natural gas revenues
Residential	$—	$445	$625	$108	$—	$108	$—
Small commercial & industrial	—	157	110	43	—	43	—
Large commercial & industrial	—	—	204	5	—	5	—
Transportation	—	28	—	17	—	17	—
Other(c)	—	16	18	7	—	7	—
Total natural gas revenues(d)	$—	$646	$957	$180	$—	$180	$—
Total revenues from contracts with customers	$8,353	$3,948	$4,357	$6,434	$3,014	$1,786	$1,640
Other revenues
Revenues from alternative revenue programs	$(151)	$6	$52	$1	$15	$(2)	$(12)
Other electric revenues(e)	17	17	14	13	10	3	—
Other natural gas revenues(e)	—	2	3	—	—	—	—
Total other revenues	$(134)	$25	$69	$14	$25	$1	$(12)
Total revenues for reportable segments	$8,219	$3,973	$4,426	$6,448	$3,039	$1,787	$1,628

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information
__________
(a)Includes transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.
(b)Includes operating revenues from affiliates in 2024, 2023, and 2022 respectively of:
•$8 million, $16 million, and $16 million at ComEd
•$7 million, $7 million, and $7 million at PECO
•$7 million, $6 million, and $7 million at BGE
•$10 million, $9 million, and $10 million at PHI
•$7 million, $9 million, and $5 million at Pepco
•$7 million, $8 million, and $6 million at DPL
•$2 million, $2 million, and $2 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2024, 2023, and 2022 respectively of:
•$3 million, $2 million, and less than $1 million at PECO
•$3 million, $3 million, and $8 million at BGE
(e)Includes late payment charge revenues.

6. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Year Ended December 31, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$317	$69	$95	$46	$107	$52	$19	$36
Plus: Current period provision for expected credit losses(a)(b)	248	78	72	37	61	39	10	12
Less: Write-offs(c)(d)(e), net of recoveries(f)	159	38	34	27	60	32	12	16
Balance at December 31, 2024	$406	$109	$133	$56	$108	$59	$17	$32

	Year Ended December 31, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$327	$59	$105	$54	$109	$47	$21	$41
Plus: Current period provision for expected credit losses	170	53	48	26	43	23	9	11
Less: Write-offs, net of recoveries	180	43	58	34	45	18	11	16
Balance at December 31, 2023	$317	$69	$95	$46	$107	$52	$19	$36
__________
(a)For PECO and ComEd, the increase is primarily a result of increased aging of receivables.
(b)For BGE and Pepco, the increase is primarily a result of changes in customer risk profile and increased receivable balances.
(c)For PECO, the decrease is primarily a result of decreased disconnection activities.
(d)For BGE, the decrease is primarily a result of increased collection activities.
(e)For Pepco, the increase is primarily attributable to unfavorable customer payment behavior.
(f)Recoveries were not material to the Registrants.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 6 — Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Year Ended December 31, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$82	$17	$8	$7	$50	$28	$8	$14
Plus: Current period provision (benefit) for expected credit losses(a)(b)	45	21	15	6	3	(1)	1	3
Less: Write-offs, net of recoveries(c)	20	4	5	7	4	—	—	4
Balance at December 31, 2024	$107	$34	$18	$6	$49	$27	$9	$13

	Year Ended December 31, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2022	$82	$17	$9	$10	$46	$25	$7	$14
Plus: Current period provision for expected credit losses	21	5	4	5	7	3	1	3
Less: Write-offs, net of recoveries	21	5	5	8	3	—	—	3
Balance at December 31, 2023	$82	$17	$8	$7	$50	$28	$8	$14
__________
(a)For PECO and ComEd, the increase is primarily a result of increased aging of receivables.
(b)For Pepco, the decrease is primarily a result of decreased aging of receivables.
(c)Recoveries were not material to the Registrants.
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of December 31, 2024 and 2023.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2024	$1,114	$335	$254	$257	$268	$121	$76	$71
December 31, 2023	991	351	185	208	247	109	64	74
__________
(a)Unbilled customer revenues are classified in Customer accounts receivables, net in the Registrants' Consolidated Balance Sheets.
Other Purchases of Customer and Other Accounts Receivables
For the twelve months ended December 31, 2024 and 2023, the Utility Registrants were required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participated in the utilities' consolidated billing. The following table presents the total receivables purchased.

	Total receivables purchased
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Year ended December 31, 2024	$4,128	$964	$1,111	$778	$1,275	$799	$252	$224
Year ended December 31, 2023	4,056	942	1,099	804	1,211	782	228	201

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 7 — Property, Plant, and Equipment
7. Property, Plant, and Equipment (All Registrants)
The following tables present a summary of property, plant, and equipment by asset category at December 31, 2024 and 2023:

Asset Category	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2024
Electric—transmission and distribution	$79,283	$36,493	$12,234	$11,131	$21,130	$13,593	$6,086	$5,947
Gas—transportation and distribution	9,599	—	4,247	4,796	821	—	976	—
Common—electric and gas	2,630	—	1,064	1,385	272	—	241	—
Construction work in progress	4,306	1,219	813	779	1,472	1,002	275	187
Other property, plant, and equipment(a)	809	118	76	48	86	24	37	30
Total property, plant, and equipment	96,627	37,830	18,434	18,139	23,781	14,619	7,615	6,164
Less: accumulated depreciation	18,445	7,619	4,042	5,005	3,728	4,522	2,075	1,798
Property, plant, and equipment, net	$78,182	$30,211	$14,392	$13,134	$20,053	$10,097	$5,540	$4,366

December 31, 2023
Electric—transmission and distribution	$74,102	$34,834	$11,295	$10,537	$19,153	$12,429	$5,590	$5,659
Gas—transportation and distribution	8,818	—	3,905	4,428	748	—	905	—
Common—electric and gas	2,510	—	1,083	1,275	243	—	211	—
Construction work in progress	4,589	1,369	879	561	1,762	1,226	345	189
Other property, plant and equipment(a)	825	107	63	45	120	59	39	28
Total property, plant and equipment	90,844	36,310	17,225	16,846	22,026	13,714	7,090	5,876
Less: accumulated depreciation	17,251	7,222	4,097	4,744	3,175	4,284	1,925	1,684
Property, plant, and equipment, net	$73,593	$29,088	$13,128	$12,102	$18,851	$9,430	$5,165	$4,192
__________
(a)Primarily composed of land and non-utility property.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 7 — Property, Plant, and Equipment
The following table presents the average service life for each asset category in number of years:

Average Service Life (years)
Asset Category	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric - transmission and distribution	5-80	5-80	5-70	5-80	5-75	5-75	5-75	5-75
Gas - transportation and distribution	5-80	N/A	5-70	5-80	5-75	N/A	5-75	N/A
Common - electric and gas	4-75	N/A	5-55	4-50	5-75	N/A	5-75	N/A
Other property, plant, and equipment	4-61	29-50	50	20-50	10-43	10-33	10-43	10-43
The following table presents the annual depreciation rates for each asset category.

	Annual Depreciation Rates
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2024
Electric—transmission and distribution	2.83%	3.06%	2.30%	2.55%	2.87%	2.49%	2.99%	3.41%
Gas—transportation and distribution	2.12%	N/A	1.96%	2.42%	1.38%	N/A	1.38%	N/A
Common—electric and gas	7.00%	N/A	6.73%	7.81%	4.82%	N/A	6.14%	N/A

December 31, 2023
Electric—transmission and distribution	2.90%	3.02%	2.30%	2.89%	3.03%	2.51%	3.29%	3.66%
Gas—transportation and distribution	2.15%	N/A	1.85%	2.56%	1.44%	N/A	1.44%	N/A
Common—electric and gas	7.77%	N/A	6.87%	8.68%	7.18%	N/A	8.79%	N/A

December 31, 2022
Electric—transmission and distribution	2.87%	3.00%	2.29%	2.82%	2.96%	2.58%	3.08%	3.38%
Gas—transportation and distribution	2.14%	N/A	1.87%	2.53%	1.45%	N/A	1.45%	N/A
Common—electric and gas	7.54%	N/A	6.31%	8.20%	8.96%	N/A	10.03%	N/A
AFUDC
The following table summarizes credits to AFUDC by year:

	For the Years Ended December 31,
	2024	2023	2022
Exelon	$251	$256	$215
ComEd	75	72	54
PECO	48	46	42
BGE	39	25	29
PHI	89	113	90
Pepco	62	85	69
DPL	19	16	10
ACE	8	12	11
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 8 — Jointly Owned Electric Utility Plant
8. Jointly Owned Electric Utility Plant (Exelon, PECO, PHI, DPL, and ACE)
PECO's, DPL's, and ACE's material undivided ownership interests in transmission facilities jointly owned with non-affiliated utilities as of December 31, 2024 and 2023 were as follows:

Transmission
NJ/DE(a)
Operator	PSEG/DPL
Ownership interest	various
Exelon’s share at December 31, 2024:
Plant in service	$105
Accumulated depreciation	57
Construction work in progress	4
Exelon’s share at December 31, 2023:
Plant in service	$103
Accumulated depreciation	56
Construction work in progress	2
__________
(a)PECO, DPL, and ACE own a 42.55%, 1%, and 13.9% share, respectively, in 151.3 miles of 500kV lines located in New Jersey and in the Salem substation. PECO, DPL, and ACE also own a 42.55%, 7.45%, and 7.45% share, respectively, in 2.5 miles of 500kV line located over the Delaware River. ACE also has a 21.78% share in a 500kV New Freedom Switching substation.
Certain facilities are fully owned by Exelon through its 100% ownership in PECO, DPL, and ACE. These facilities are operated by Exelon Registrants. PECO's, DPL's, and ACE's material undivided ownership interests in Exelon owned facilities as of December 31, 2024 and 2023 were as follows:

	PECO	PHI	DPL	ACE
Ownership interest	56%	44%	27%	17%
Registrant's share at December 31, 2024:
Plant in service	$84	$72	$44	$28
Accumulated depreciation	2	3	3	—
Construction work in progress	—	—	—	—
Registrant's share at December 31, 2023:
Plant in service	$7	$6	$4	$2
Accumulated depreciation	—	—	—	—
Construction work in progress	70	58	36	22
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
The following table provides a rollforward of the AROs reflected in the Registrants’ Consolidated Balance Sheets from December 31, 2022 to December 31, 2024:

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
AROs at December 31, 2022	$271	$150	$28	$30	$59	$39	$13	$7
Revisions in estimates of cash flows	(9)	(3)	(1)	1	(6)	(4)	(1)	(1)
Accretion expense(a)	11	6	1	1	3	2	1	—
Payments	(4)	(3)	(1)	—	—	—	—	—
AROs at December 31, 2023	$269	$150	$27	$32	$56	$37	$13	$6
Revisions in estimates of cash flows	26	12	1	3	10	10	—	—
Accretion expense(a)	11	7	1	1	2	2	—	—
Payments	(2)	(1)	(1)	—	—	—	—	—
AROs at December 31, 2024	$304	$168	$28	$36	$68	$49	$13	$6
__________
(a)For ComEd, PECO, BGE, DPL and ACE, the majority of the accretion is recorded as an increase to a regulatory asset due to the associated regulatory treatment.
10. Leases (All Registrants)
Lessee
The Registrants have operating and finance leases for which they are the lessees. The following tables outline the significant types of leases at each of the Registrants and other terms and conditions of the lease agreements as of December 31, 2024. Exelon, ComEd, PECO, and BGE did not have material finance leases in 2024, 2023, or 2022.

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Real estate	●	●	●	●	●	●	●	●
Vehicles and equipment	●			●	●	●	●	●

(in years)	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Remaining lease terms	1-81	1-28	1-9	1-81	1-7	1-7	1-7	1-7
Options to extend the term	3-30	N/A	N/A	3-5	3-30	5	3-30	5
Options to terminate within	3-8	N/A	N/A	3	N/A	N/A	N/A	N/A

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases
The components of operating lease costs were as follows:

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2024
Operating lease costs	$57	$—	$—	$8	$41	$10	$10	$5
Variable lease costs	9	—	—	—	3	1	1	1
Total lease costs(a)	$66	$—	$—	$8	$44	$11	$11	$6

For the year ended December 31, 2023
Operating lease costs	$58	$1	$—	$5	$43	$11	$11	$6
Variable lease costs	9	1	—	—	3	1	1	1
Total lease costs(a)	$67	$2	$—	$5	$46	$12	$12	$7

For the year ended December 31, 2022
Operating lease costs	$66	$2	$—	$15	$42	$10	$12	$6
Variable lease costs	8	1	—	—	2	1	1	1
Total lease costs(a)	$74	$3	$—	$15	$44	$11	$13	$7
__________
(a)Excludes sublease income recorded at Exelon, PHI, and DPL of $4 million for the years ended December 31, 2024, 2023, and 2022.
The components of financing lease costs were as follows:

	PHI	Pepco	DPL	ACE
For the year ended December 31, 2024
Amortization of ROU asset	$18	$7	$7	$4
Interest on lease liabilities	6	2	2	2
Total finance lease cost	$24	$9	$9	$6

For the year ended December 31, 2023
Amortization of ROU asset	$16	$6	$6	$4
Interest on lease liabilities	6	2	2	1
Total finance lease cost	$22	$8	$8	$5

For the year ended December 31, 2022
Amortization of ROU asset	$14	$5	$6	$3
Interest on lease liabilities	4	1	2	1
Total finance lease cost	$18	$6	$8	$4
The following tables provide additional information regarding the presentation of operating and finance lease ROU assets and lease liabilities within the Registrants’ Consolidated Balance Sheets:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases

	Operating Leases
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
At December 31, 2024
Operating lease ROU assets
Other deferred debits and other assets	$224	$—	$—	$24	$127	$26	$27	$7

Operating lease liabilities
Other current liabilities	$38	$—	$—	$3	$30	$5	$6	$3
Other deferred credits and other liabilities	217	—	—	16	116	25	32	5
Total operating lease liabilities	$255	$—	$—	$19	$146	$30	$38	$8

At December 31, 2023
Operating lease ROU assets
Other deferred debits and other assets	$257	$—	$1	$29	$152	$31	$32	$8

Operating lease liabilities
Other current liabilities	$38	$—	$—	$4	$30	$5	$7	$3
Other deferred credits and other liabilities	248	—	—	17	141	30	36	6
Total operating lease liabilities	$286	$—	$—	$21	$171	$35	$43	$9

	Finance Leases
	PHI	Pepco	DPL	ACE
At December 31, 2024
Finance lease ROU assets
Plant, property and equipment, net	$72	$26	$26	$20

Finance lease liabilities
Long-term debt due within one year	$17	$6	$7	$4
Long-term debt	58	21	21	16
Total finance lease liabilities	$75	$27	$28	$20

At December 31, 2023
Finance lease ROU assets
Plant, property and equipment, net	$72	$25	$28	$18

Finance lease liabilities
Long-term debt due within one year	$15	$5	$6	$4
Long-term debt	59	21	23	15
Total finance lease liabilities	$74	$26	$29	$19

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases
Future minimum lease payments for operating and finance leases as of December 31, 2024 were as follows:

	Operating Leases
Year	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2025	$49	$—	$—	$4	$36	$6	$8	$3
2026	44	—	—	3	30	5	6	2
2027	42	—	—	3	30	4	6	2
2028	42	—	—	3	31	4	6	1
2029	25	—	—	3	12	4	6	1
Remaining years	112	—	—	21	29	12	16	—
Total	314	—	—	37	168	35	48	9
Interest	59	—	—	18	22	5	10	1
Total operating lease liabilities	$255	$—	$—	$19	$146	$30	$38	$8

	Finance Leases
Year	PHI	Pepco	DPL	ACE
2025	$19	$7	$7	$5
2026	19	7	7	5
2027	17	6	7	4
2028	12	5	5	3
2029	9	3	3	2
Remaining years	6	2	2	2
Total	82	30	31	21
Interest	7	3	3	1
Total finance lease liabilities	$75	$27	$28	$20
The weighted average remaining lease terms, in years, for operating and finance leases were as follows:

	Operating Leases
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
At December 31, 2024	8.2	1.7	5.3	17.4	5.3	7.1	6.9	3.1
At December 31, 2023	8.8	1.8	5.0	17.1	6.1	7.6	7.4	3.2

	Finance Leases
	PHI	Pepco	DPL	ACE
At December 31, 2024	4.4	4.4	4.2	4.5
At December 31, 2023	4.9	4.9	4.8	5.1
The weighted average discount rates for operating and finance leases were as follows:

	Operating Leases
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
At December 31, 2024	4.0%	0.8%	2.8%	5.0%	4.2%	4.1%	4.1%	3.9%
At December 31, 2023	4.0%	0.7%	2.5%	5.0%	4.2%	4.1%	4.0%	3.6%

	Finance Leases
	PHI	Pepco	DPL	ACE
At December 31, 2024	3.4%	3.5%	3.1%	3.5%
At December 31, 2023	2.7%	2.7%	2.6%	2.8%

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases
Cash paid for amounts included in the measurement of operating and finance lease liabilities were as follows:

	Operating Cash Flows from Operating Leases
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2024	$48	$—	$—	$4	$35	$7	$7	$3
For the year ended December 31, 2023	65	2	—	15	37	7	9	3
For the year ended December 31, 2022	66	3	—	16	37	8	9	4

	Financing Cash Flows from Finance Leases
	PHI	Pepco	DPL	ACE
For the year ended December 31, 2024	$17	$6	$7	$4
For the year ended December 31, 2023	15	5	6	4
For the year ended December 31, 2022	13	5	5	3
ROU assets obtained in exchange for operating and finance lease obligations were as follows:

	Operating Leases
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2024	$8	$—	$—	$1	$5	$1	$2	$2
For the year ended December 31, 2023	35	—	—	32	3	—	1	2
For the year ended December 31, 2022	46	—	—	—	2	—	1	1

	Finance Leases
	PHI	Pepco	DPL	ACE
For the year ended December 31, 2024	$15	$7	$4	$4
For the year ended December 31, 2023	11	5	3	3
For the year ended December 31, 2022	14	4	7	3
Lessor
The Registrants have operating leases for which they are the lessors. The following tables outline the significant types of leases at each of the Registrants and other terms and conditions of their lease agreements as of December 31, 2024. ACE did not have any operating leases for which they are the lessors for the years ended December 31, 2024, 2023, and 2022.

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL
Real estate	●	●	●	●	●	●	●

(in years)	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL
Remaining lease terms	1-78	1-12	1-78	18	1-8	1	7-8
Options to extend the term	5-79	5-79	5-50	N/A	N/A	N/A	N/A

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases
The components of lease income were as follows:

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL
For the year ended December 31, 2024
Operating lease income	$4	$—	$—	$—	$4	$—	$3
Variable lease income	1	—	—	—	1	—	1

For the year ended December 31, 2023
Operating lease income	$5	$—	$—	$—	$4	$—	$3
Variable lease income	1	—	—	—	1	—	1

For the year ended December 31, 2022
Operating lease income	$4	$—	$—	$—	$4	$—	$3
Variable lease income	1	—	—	—	1	—	1
Future minimum lease payments to be recovered under operating leases as of December 31, 2024 were as follows:

Year	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL
2025	$6	$1	$1	$—	$4	$—	$4
2026	6	—	1	—	5	—	4
2027	6	—	—	—	5	—	4
2028	5	—	—	—	5	—	5
2029	4	—	—	—	4	—	4
Remaining years	17	—	3	1	13	—	13
Total	$44	$1	$5	$1	$36	$—	$34

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
12. Intangible Assets
Goodwill (Exelon, ComEd, PHI, Pepco, DPL, and ACE)
The following table presents the gross amount, accumulated impairment loss, and carrying amount of Goodwill at Exelon, ComEd, and PHI at December 31, 2024 and 2023. There were no additions or impairments during the years ended December 31, 2024, 2023, and 2022.

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
2024 and 2023 Goodwill Impairment Assessment. ComEd and PHI qualitatively determined that it was more likely than not that the fair values of their reporting units exceeded their carrying values and, therefore, did not

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 12 — Intangible Assets
perform quantitative assessments as of November 1, 2024 and 2023. The last quantitative assessments performed for PHI was as of November 1, 2018. On December 14, 2023, due to the issuance of the ICC's final order rejecting ComEd’s proposed Grid Plan and establishing retail rates for 2024-2027 as further discussed in Note 3 — Regulatory Matters, Exelon’s stock price decreased approximately 10% triggering an interim quantitative assessment for potential goodwill impairment at ComEd. ComEd performed a quantitative assessment as of December 31, 2023, comparing the estimated fair value of ComEd to its carrying value, and determined there was no indication of goodwill impairment.
While the annual and interim assessments indicated no impairments, certain assumptions used to estimate reporting unit fair values are highly sensitive to changes. Adverse regulatory actions or changes in significant assumptions could potentially result in future impairments of Exelon's, ComEd's, and PHI’s goodwill, which could be material.
Other Intangible Assets and Liabilities (Exelon and PHI)
Exelon’s other intangible assets, included in Other current assets and Other deferred debits and other assets in the Consolidated Balance Sheets, consisted of the following at December 31, 2024 and 2023. Exelon's and PHI's other intangible liabilities, included in current and noncurrent Unamortized energy contract liabilities in their Consolidated Balance Sheets, consisted of the following at December 31, 2024 and 2023. The intangible assets and liabilities shown below are amortized on a straight-line basis, except for unamortized energy contracts which are amortized in relation to the expected realization of the underlying cash flows:

	December 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Exelon
Unamortized Energy Contracts	$(1,515)	$1,489	$(26)	$(1,515)	$1,480	$(35)
Software License	81	(78)	3	81	(70)	11
Exelon Total	$(1,434)	$1,411	$(23)	$(1,434)	$1,410	$(24)
PHI
Unamortized Energy Contracts	$(1,515)	$1,489	$(26)	$(1,515)	$1,480	$(35)
The following table summarizes the amortization expense related to intangible assets and liabilities for each of the years ended December 31, 2024, 2023, and 2022:

For the Years Ended December 31,	Exelon(a)	PHI(a)
2024	$(1)	$(9)
2023	(1)	(10)
2022(b)	(182)	(190)
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes
13. Income Taxes (All Registrants)
Components of Income Tax Expense or Benefit
Income tax expense (benefit) from continuing operations is comprised of the following components:

	For the Year Ended December 31, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Included in operations:
Federal
Current	$42	$76	$51	$45	$97	$50	$29	$16
Deferred	(27)	(76)	(46)	(42)	21	3	3	20
Investment tax credit amortization	(2)	(1)	—	—	(1)	—	—	—
State
Current	37	60	—	—	19	17	4	—
Deferred	157	57	(17)	46	53	20	13	19
Total	$207	$116	$(12)	$49	$189	$90	$49	$55

	For the Year Ended December 31, 2023
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Included in operations:
Federal
Current	$51	$130	$63	$67	$71	$54	$25	$9
Deferred	193	45	(36)	16	(8)	(28)	(6)	13
Investment tax credit amortization	(2)	(1)	—	—	(1)	—	—	—
State
Current	4	(13)	—	—	15	12	6	—
Deferred	128	153	(7)	50	39	13	10	14
Total	$374	$314	$20	$133	$116	$51	$35	$36

	For the Year Ended December 31, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Included in operations:
Federal
Current	$(24)	$29	$13	$(1)	$16	$9	$(2)	$6
Deferred	106	117	18	(3)	(23)	(2)	2	(15)
Investment tax credit amortization	(3)	(1)	—	—	(1)	—	—	—
State
Current	(13)	(6)	(4)	—	2	—	—	—
Deferred	283	125	52	12	15	(16)	14	12
Total	$349	$264	$79	$8	$9	$(9)	$14	$3

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	For the Year Ended December 31, 2024(a)
	Exelon	ComEd(b)	PECO(c)	BGE(b)	PHI	Pepco	DPL	ACE
U.S. federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	5.7	7.8	(2.5)	6.4	6.1	6.1	5.2	7.3
Plant basis differences	(4.5)	(0.7)	(17.8)	(1.5)	(0.8)	(1.0)	(1.1)	0.3
Excess deferred tax amortization	(13.9)	(17.3)	(2.9)	(17.1)	(5.5)	(6.8)	(5.6)	(2.0)
Amortization of investment tax credit, including deferred taxes on basis differences	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.6)	(0.8)	—	(0.5)	(0.5)	(0.4)	(0.4)	(0.4)
Other	0.2	(0.1)	—	0.2	0.1	(0.1)	—	0.1
Effective income tax rate	7.8%	9.8%	(2.2)%	8.5%	20.3%	18.8%	19.0%	26.2%

	For the Year Ended December 31, 2023(a)
	Exelon	ComEd	PECO(c)	BGE	PHI	Pepco	DPL	ACE
U.S. federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit(d)	3.9	7.9	(1.0)	6.4	5.9	5.5	6.1	7.1
Plant basis differences	(3.9)	(0.5)	(14.4)	(0.9)	(1.4)	(2.2)	(0.7)	(0.4)
Excess deferred tax amortization	(6.6)	(5.5)	(2.4)	(4.6)	(8.6)	(9.6)	(9.4)	(4.2)
Amortization of investment tax credit, including deferred taxes on basis differences	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)	(0.2)
Tax credits	(0.6)	(0.6)	—	(0.6)	(0.6)	(0.7)	(0.4)	(0.5)
Other	0.1	0.2	0.2	0.2	0.2	0.3	—	0.3
Effective income tax rate	13.8%	22.4%	3.4%	21.5%	16.4%	14.3%	16.5%	23.1%

	For the Year Ended December 31, 2022(a)
	Exelon	ComEd	PECO(e)	BGE(e)	PHI(e)	Pepco(e)	DPL(e)	ACE(e)
U.S. federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit(f)	8.8	8.0	5.8	2.6	2.1	(4.1)	6.5	6.9
Plant basis differences	(4.1)	(0.6)	(11.9)	(1.0)	(1.7)	(2.7)	(0.7)	(0.7)
Excess deferred tax amortization	(11.8)	(5.6)	(3.0)	(19.8)	(19.5)	(16.8)	(18.4)	(24.5)
Amortization of investment tax credit, including deferred taxes on basis differences	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits(g)	0.1	(0.3)	—	(0.7)	(0.7)	(0.7)	(0.6)	(0.5)
Other(h)	0.6	—	0.2	0.1	0.4	0.3	0.1	—
Effective income tax rate	14.5%	22.4%	12.1%	2.1%	1.5%	(3.0)%	7.7%	2.0%
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
(f)For Exelon, the higher state income taxes, net of federal income tax benefit, is primarily due to the long-term marginal state income tax rate change of $67 million and the recognition of a valuation allowance of $40 million against the net deferred tax asset position for certain standalone state filing jurisdictions, partially offset by a one-time impact associated with a state tax benefit of $43 million and indemnification adjustments pursuant to the Tax Matters Agreement of $11 million as a result of the separation. For PECO, the higher state income taxes, net of federal income tax benefit, related to a one-time expense of $38 million attributable to the change in the Pennsylvania corporate income tax rate.
(g)For Exelon, reflects the income tax expense related to the write-off of federal tax credits subject to recapture of $15 million as a result of the separation.
(h)For Exelon, reflects the nondeductible transaction costs of approximately $12 million arising as part of the separation and indemnification adjustments pursuant to the Tax Matters Agreement of $9 million.
Tax Differences and Carryforwards
The tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred tax assets (liabilities), at December 31, 2024 and 2023 are presented below:

	At December 31, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Plant basis differences	$(13,150)	$(5,069)	$(2,446)	$(2,232)	$(3,371)	$(1,512)	$(975)	$(881)
Accrual based contracts	19	—	—	—	6	—	—	—
Derivatives and other financial instruments	21	36	—	—	1	—	—	—
Deferred pension and postretirement obligation	512	(339)	(39)	(24)	(68)	(64)	(32)	—
Deferred debt refinancing costs	108	(4)	—	(2)	98	(3)	(1)	(1)
Regulatory assets and liabilities	(1,665)	(515)	(254)	(37)	(96)	(16)	33	(18)
Tax loss carryforward, net of valuation allowances	283	—	63	78	68	—	16	51
Tax credit carryforward	142	—	—	—	—	—	—	—
Corporate Alternative Minimum Tax	369	47	166	95	2	2	4	8
Investment in partnerships	(27)	—	—	—	—	—	—	—
Other, net	612	249	77	24	180	85	10	27
Deferred income tax liabilities (net)	(12,776)	(5,595)	(2,433)	(2,098)	(3,180)	(1,508)	(945)	(814)
Unamortized investment tax credits	(10)	(6)	—	(1)	(3)	(1)	(1)	(2)
Total deferred income tax liabilities (net) and unamortized investment tax credits	$(12,786)	$(5,601)	$(2,433)	$(2,099)	$(3,183)	$(1,509)	$(946)	$(816)

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
The following table provides Exelon’s, ComEd's, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s, and ACE’s carryforwards, of which the state related items are presented on a post-apportioned basis, as well as, any corresponding valuation allowances at December 31, 2024.

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Federal
Federal general business credits carryforwards(a)	142	—	—	—	—	—	—	—
Corporate Alternative Minimum Tax credit carryforward(b)	369	47	166	95	2	2	4	8
State
State net operating loss carryforwards	6,349	—	1,711	1,204	1,392	—	670	722
Deferred taxes on state tax attributes (net of federal taxes)	369	—	67	78	97	—	45	51
Valuation allowance on state tax attributes (net of federal taxes)(c)	86	—	4	—	29	—	29	—
Year in which net operating loss or credit carryforwards will begin to expire(d)	2035	N/A	2031	2033	N/A	N/A	2033	2031
__________
(a)For Exelon, the federal general business credit carryforward will begin expiring in 2035.
(b)For Exelon, ComEd, PECO, BGE and ACE, the Corporate Alternative Minimum Tax credit carryforward has an indefinite carryforward period.
(c)For Exelon, a full valuation allowance has been recorded against certain separate company state net operating loss carryforwards that are expected to expire before realization. For PECO, a valuation allowance has been recorded against certain Pennsylvania net operating losses that are expected to expire before realization. For DPL, a full valuation

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes
allowance has been recorded against Delaware net operating losses carryforwards due to a change in Delaware tax law that restricts the ability for corporate taxpayers to monetize net operating losses.
(d)A portion of Exelon's, BGE's, and DPL's Maryland state net operating loss carryforward have an indefinite carryforward period.
Tabular Reconciliation of Unrecognized Tax Benefits
The following table presents changes in unrecognized tax benefits, for Exelon, PHI, and ACE. ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	Exelon(a)	PHI	ACE
Balance at January 1, 2022	$143	$56	$16
Change to positions that only affect timing	(1)	1	1
Increases based on tax positions related to 2022	3	2	—
Increases based on tax positions prior to 2022	3	—	—
Decreases based on tax positions prior to 2022	—	—	—
Balance at December 31, 2022	$148	$59	$17
Change to positions that only affect timing	(57)	(9)	(2)
Increases based on tax positions related to 2023	3	1	—
Increases based on tax positions prior to 2023	1	—	—
Decreases based on tax positions prior to 2023	(1)	—	—
Balance at December 31, 2023	$94	$51	$15
Change to positions that only affect timing	10	10	—
Increases based on tax positions related to 2024	4	1	—
Increases based on tax positions prior to 2024	2	—	—
Decreases based on tax positions prior to 2024	(14)	(14)	(14)
Balance at December 31, 2024	$96	$48	$1
______
(a)At December 31, 2024 and 2023, Exelon recorded a receivable of $31 million and $31 million, respectively, in noncurrent Other assets in the Consolidated Balance Sheet for Constellation’s share of unrecognized tax benefits for periods prior to the separation.
Recognition of Unrecognized Tax Benefits
The following table presents Exelon's unrecognized tax benefits that, if recognized, would decrease the effective tax rate. The Utility Registrants' amounts are not material.

Exelon
December 31, 2024	$69
December 31, 2023	71
December 31, 2022	90
Total Amounts of Interest and Penalties Recognized
The following table represents the net interest and penalties receivable (payable) related to tax positions reflected in Exelon's Consolidated Balance Sheets. The Utility Registrants' amounts are not material.

Net interest and penalties receivable at	Exelon
December 31, 2024 (a)	$76
December 31, 2023 (b)	62
__________
(a)At December 31, 2024, Exelon classified $27 million and $49 million of the interest receivable as current and noncurrent, respectively, based on the expected timing for settlement in cash. At December 31, 2024, Exelon recorded a receivable of $9 million in noncurrent Other assets in the Consolidated Balance Sheet for Constellation's share of net interest for periods prior to the separation.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes
(b)At December 31, 2023, Exelon classified $21 million and $41 million of the interest receivable as current and noncurrent, respectively, based on the expected timing for settlement in cash. At December 31, 2023, Exelon recorded a receivable of $5 million in noncurrent Other assets in the Consolidated Balance Sheet for Constellation's share of net interest for periods prior to the separation.
The Registrants did not record material interest and penalty expense related to tax positions reflected in their Consolidated Balance Sheets. Interest expense and penalty expense are recorded in Interest expense, net and Other, net, respectively, in Other income and deductions in the Registrants Consolidated Statements of Operations and Comprehensive Income.
Description of Tax Years Open to Assessment by Major Jurisdiction

Major Jurisdiction	Open Years	Registrants Impacted
Federal consolidated income tax returns(a)	2010-2023	All Registrants
Delaware separate corporate income tax returns	Same as federal	DPL
District of Columbia combined corporate income tax returns	2021-2023	Exelon, PHI, Pepco
Illinois unitary corporate income tax returns	2012-2023	Exelon, ComEd
Maryland separate company corporate net income tax returns	Same as federal	BGE, Pepco, DPL
New Jersey combined corporate income tax returns	2020-2023	Exelon
New Jersey separate corporate income tax returns	2020-2023	ACE
New York combined corporate income tax returns	2019-2023	Exelon
Pennsylvania separate corporate income tax returns	2021-2023	Exelon
Pennsylvania separate corporate income tax returns	2021-2023	PECO
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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the existing Exelon tax sharing agreement. In 2024, Exelon remitted $11 million of payments to Constellation. At December 31, 2024, there is no balance due to or from Constellation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the existing Exelon tax sharing agreement. At December 31, 2024, there is no balance due to or from Constellation.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA also provides that

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes
Exelon will reimburse Constellation when those allocated tax attribute carryforwards are utilized. In 2024, Exelon remitted $174 million of payments to Constellation for the utilization of pre-closing tax credit carryforwards. At December 31, 2024, Exelon recorded a payable of $141 million and $198 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
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
Long-Term Marginal State Income Tax Rate (All Registrants)
Quarterly, Exelon reviews and updates its marginal state income tax rates for material changes in state tax laws and state apportionment. The Registrants remeasure their existing deferred income tax balances to reflect the changes in marginal rates, which results in either an increase or a decrease to their net deferred income tax liability balances. Utility Registrants record corresponding regulatory liabilities or assets to the extent such amounts are probable of settlement or recovery through customer rates and an adjustment to income tax expense for all other amounts. In the third quarter of 2023, Exelon updated its marginal state income tax rates for changes in state apportionment. The changes in marginal rates in the third quarter resulted in a decrease of $54 million to the deferred tax liability at Exelon, and a corresponding adjustment to income tax expense, net of federal taxes. There were no impacts to ComEd, BGE, PHI, Pepco, DPL, and ACE for the years ended December 31, 2024, 2023, and 2022.

December 31, 2024	Exelon
Decrease to Deferred Income Tax Liability and Income Tax Expense, Net of Federal Taxes	$—
December 31, 2023
Decrease to Deferred Income Tax Liability and Income Tax Expense, Net of Federal Taxes	(54)
December 31, 2022
Increase to Deferred Income Tax Liability and Income Tax Expense, Net of Federal Taxes	67
Pennsylvania Corporate Income Tax Rate Change (Exelon and PECO)
On July 8, 2022, Pennsylvania enacted House Bill 1342, which will permanently reduce the corporate income tax rate from 9.99% to 4.99%. The tax rate will be reduced to 8.99% for the 2023 tax year. Starting with the 2024 tax year, the rate is reduced by 0.50% annually until it reaches 4.99% in 2031. As a result of the rate change, in the third quarter of 2022, Exelon and PECO recorded a one-time decrease to deferred income taxes of $390 million with a corresponding decrease to the deferred income taxes regulatory asset of $428 million for the amounts that are expected to be settled through future customer rates and an increase to income tax expense of $38 million (net of federal taxes). The tax rate decrease is not expected to have a material ongoing impact to Exelon’s and PECO’s financial statements. There were no changes to PECO's marginal state income tax rates for the years ended December 31, 2024 and 2023.
Allocation of Tax Benefits (All Registrants)

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
The following table presents the allocation of tax benefits from Exelon under the Tax Sharing Agreement, for the year ended December 31, 2024, 2023, and 2022.

	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2024	$30	$15	$14	$16	$9	$5	$2
December 31, 2023(a)	13	19	—	10	4	—	2
December 31, 2022(b)	1	47	—	28	23	3	2
__________
(a)BGE and DPL did not record an allocation of federal tax benefits from Exelon under the Tax Sharing Agreement as a result of a tax net operating loss.
(b)BGE did not record an allocation of federal tax benefits from Exelon under the Tax Sharing Agreement as a result of a tax net operating loss.

Allocation of Income Taxes to Regulated Utilities (All Registrants)
In Q2 2024, the IRS issued a series of PLRs, to another taxpayer, providing guidance with respect to the application of the tax normalization rules to the allocation of consolidated tax benefits among the members of a consolidated group associated with NOLC for ratemaking purposes. The rulings provide that for ratemaking purposes the tax benefit of NOLC should be reflected on a separate company basis not taking into consideration the utilization of losses by other affiliates. A PLR issued to another taxpayer may not be relied on as precedent.
For the Registrants, except for PECO, the methodology prescribed by the IRS in these PLRs could result in a material reduction of the regulatory liability established for EDITs arising from the TCJA corporate tax rate change that are being amortized and flowed through to customers as well as a reduction in the accumulated deferred income taxes included in rate base for ratemaking purposes. The Registrants will record the impact, if any, upon receiving their own PLRs from the IRS.

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
The tables below show the pension and OPEB plans in which current and former employees of each operating company participated as of December 31, 2024:

Operating Company(a)
Name of Plan:	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Qualified Pension Plans:
Exelon Corporation Retirement Program (ECRP)	X	X	X	X	X	X	X
Exelon Corporation Pension Plan for Bargaining Unit Employees (PPBU)	X
Exelon Pension Plan (EPP)	X	X	X	X	X	X	X
Pepco Holdings LLC Retirement Plan (PHI Qualified)	X	X	X	X	X	X	X

Non-Qualified Pension Plans:
Exelon Corporation Supplemental Pension Benefit Plan and 2000 Excess Benefit Plan (SPBP)	X	X		X
Exelon Corporation Supplemental Management Retirement Plan (SMRP)	X	X	X	X
Constellation Energy Group, Inc. Senior Executive Supplemental Plan			X	X
Constellation Energy Group, Inc. Supplemental Pension Plan			X	X
Constellation Energy Group, Inc. Benefits Restoration Plan		X	X	X
Baltimore Gas & Electric Company Executive Benefit Plan			X
Baltimore Gas & Electric Company Manager Benefit Plan		X	X
Pepco Holdings LLC 2011 Supplemental Executive Retirement Plan				X	X	X	X
Conectiv Supplemental Executive Retirement Plan				X		X	X
Pepco Holdings LLC Combined Executive Retirement Plan				X	X

Operating Company(a)
Name of Plan:	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
OPEB Plans:
PECO Energy Company Retiree Medical Plan (East)	X	X	X	X	X	X	X
Exelon Corporation Health Care Program (West)	X	X	X	X	X	X	X
Pepco Holdings LLC Welfare Plan for Retirees (PHI PRW)	X	X	X	X	X	X	X
Exelon Corporation Employees’ Life Insurance Plan	X	X	X
Exelon Corporation Health Reimbursement Arrangement Plan	X	X	X
BGE Retiree Medical Plan	X	X	X	X	X	X	X
BGE Retiree Dental Plan			X
Exelon Retiree Medical Plan of Constellation Energy Nuclear Group, LLC	X		X	X
Exelon Retiree Dental Plan of Constellation Energy Nuclear Group, LLC	X		X	X
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
During the first quarter of 2024, Exelon received an updated valuation of its pension and OPEB to reflect actual census data as of January 1, 2024. This valuation resulted in an increase to the pension obligation of $98 million and a decrease to the OPEB obligations of $1 million. Additionally, AOCI increased by $25 million (after-tax) and Regulatory assets and liabilities increased by $66 million and $2 million, respectively.
The following tables provide a rollforward of the changes in the benefit obligations and plan assets of Exelon for the most recent two years for all plans combined:

	Pension Benefits		OPEB
	2024	2023	2024	2023
Change in benefit obligation:
Net benefit obligation as of the beginning of year	$10,988	$10,677	$1,908	$1,884
Service cost	166	155	27	26
Interest cost	565	578	96	101
Plan participants’ contributions	—	—	27	27
Actuarial (gain) loss⁽ᵃ⁾	(331)	406	(32)	55
Plan amendments	—	4	—	—
Settlements	(22)	(42)	—	—
Gross benefits paid	(821)	(790)	(189)	(185)
Net benefit obligation as of the end of year	$10,545	$10,988	$1,837	$1,908

	Pension Benefits		OPEB
	2024	2023	2024	2023
Change in plan assets:
Fair value of net plan assets as of the beginning of year	$9,402	$9,521	$1,355	$1,351
Actual return on plan assets	100	638	108	108
Employer contributions	126	75	54	54
Plan participants’ contributions	—	—	27	27
Gross benefits paid	(821)	(790)	(189)	(185)
Settlements	(22)	(42)	—	—
Fair value of net plan assets as of the end of year	$8,785	$9,402	$1,355	$1,355
__________
(a)The pension and OPEB gains in 2024 primarily reflect an increase in the discount rate. The pension and OPEB losses in 2023 primarily reflect a decrease in the discount rate.

Exelon presents its benefit obligations and plan assets net on its Consolidated Balance Sheets within the following line items:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

	Pension Benefits		OPEB
	2024	2023	2024	2023
Other noncurrent assets	$—	$—	$10	$—
Other current liabilities	(15)	(15)	(20)	(26)
Pension obligations	(1,745)	(1,571)	—	—
Non-pension postretirement benefit obligations	—	—	(472)	(527)
Unfunded status, net (net benefit obligation less plan assets)	$(1,760)	$(1,586)	$(482)	$(553)
The following table provides the ABO and fair value of plan assets for all pension plans with an ABO in excess of plan assets. Information for pension and OPEB plans with projected benefit obligations (PBO) and accumulated postretirement benefit obligations (APBO), respectively, in excess of plan assets have been disclosed in the Obligations and Plan Assets table above as all pension and a majority of the OPEB plans are underfunded.

	Exelon
	2024	2023
ABO	$10,076	$10,376
Fair value of net plan assets	8,785	9,279
Components of Net Periodic Benefit Costs
The majority of the 2024 pension benefit cost for the Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 5.19%. The majority of the 2024 OPEB cost is calculated using an expected long-term rate of return on plan assets of 6.50% for funded plans and a discount rate of 5.17%.
A portion of the net periodic benefit cost for all plans is capitalized in the Consolidated Balance Sheets. The following table presents the components of Exelon’s net periodic benefit costs, prior to capitalization, for the years ended December 31, 2024, 2023, and 2022.

	Pension Benefits			OPEB
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$166	$155	$236	$27	$26	$41
Interest cost	565	578	439	96	101	76
Expected return on assets	(736)	(755)	(822)	(84)	(83)	(99)
Amortization of:
Prior service cost (credit)	2	2	2	(8)	(10)	(19)
Actuarial loss (gain)	214	166	295	—	(2)	12
Settlement and other charges	10	20	—	—	—	—
Net periodic benefit cost	$221	$166	$150	$31	$32	$11

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
The amounts below represent the Registrants' allocated pension and OPEB costs (benefit). For Exelon, the service cost component is included in Operating and maintenance expense and Property, plant, and equipment, net while the non-service cost components are included in Other, net and Regulatory assets. For PHI and each of the Utility Registrants, the service cost and non-service cost components are included in Operating and maintenance expense and Property, plant, and equipment, net in their consolidated financial statements.

For the Years Ended December 31,	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2024	$252	$72	$(1)	$59	$93	$32	$15	$12
2023	198	26	(14)	56	99	34	18	13
2022	161	60	(9)	44	53	9	3	12
Components of AOCI and Regulatory Assets
Exelon recognizes the overfunded or underfunded status of defined benefit pension and OPEB plans as an asset or liability on its Consolidated Balance Sheets, with offsetting entries to AOCI and Regulatory assets (liabilities). A portion of current year actuarial (gains) losses and prior service costs (credits) is capitalized in Exelon’s Consolidated Balance Sheets to reflect the expected regulatory recovery of these amounts, which would otherwise be recorded to AOCI. The following tables provide the components of AOCI and Regulatory assets (liabilities) for Exelon for the years ended December 31, 2024, 2023, and 2022 for all plans combined. The tables include amounts related to Generation prior to the separation.

	Pension Benefits			OPEB
	2024	2023	2022	2024	2023	2022
Changes in plan assets and benefit obligations recognized in AOCI and Regulatory assets (liabilities):
Current year actuarial loss (gain)	$305	$523	$(226)	$(56)	$30	$(271)
Amortization of actuarial (loss) gain	(214)	(166)	(295)	—	2	(12)
Separation of Constellation	—	—	(2,631)	—	—	(43)
Current year prior service cost	—	4	—	—	—	—
Amortization of prior service (cost) credit	(2)	(2)	(2)	8	10	19
Settlements	(10)	(20)	—	—	—	—
Total recognized in AOCI and Regulatory assets (liabilities)	$79	$339	$(3,154)	$(48)	$42	$(307)

Total recognized in AOCI	$56	$99	$(2,719)	$(1)	$4	$(74)
Total recognized in Regulatory assets (liabilities)	$23	$240	$(435)	$(47)	$38	$(233)
The following table provides the components of gross AOCI and Regulatory assets (liabilities) for Exelon that have not been recognized as components of periodic benefit cost as of December 31, 2024 and 2023, respectively, for all plans combined:

	Pension Benefits		OPEB
	2024	2023	2024	2023
Prior service cost (credit)	$19	$21	$(37)	$(45)
Actuarial loss (gain)	4,029	3,948	(157)	(101)
Total	$4,048	$3,969	$(194)	$(146)

Total included in AOCI	$1,028	$972	$(18)	$(17)
Total included in Regulatory assets (liabilities)	$3,020	$2,997	$(176)	$(129)

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
For OPEB, Exelon amortizes its unrecognized prior service costs (credits) over participants’ average remaining service period to benefit eligibility age and amortizes certain actuarial (gains) losses over participants’ average remaining service period to expected retirement. The resulting average remaining service periods for pension and OPEB were as follows:

	2024	2023	2022
Pension plans	12.5	12.6	12.5
OPEB plans:
Benefit Eligibility Age	7.8	8.1	7.9
Expected Retirement	9.0	9.3	9.1
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
Mortality. The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. For the years ended December 31, 2024 and 2023, Exelon’s mortality assumption utilizes the SOA 2019 base table (Pri-2012) and MP-2021 improvement scale adjusted to use Proxy SSA ultimate improvement rates.
For Exelon, the following assumptions were used to determine the benefit obligations for the plans as of December 31, 2024 and 2023. Assumptions used to determine year-end benefit obligations are the assumptions used to estimate the subsequent year’s net periodic benefit costs.

	Pension Benefits		OPEB
	2024	2023	2024	2023
Discount rate(a)	5.68%	5.19%	5.64%	5.17%
Investment crediting rate(b)	5.69%	5.03%	N/A	N/A
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%
Mortality table	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)
Health care cost trend on covered charges	N/A	N/A	Initial and ultimate trend rate of 5.00%	Initial and ultimate trend rate of 5.00%
__________
(a)The discount rates above represent the blended rates used to determine the majority of Exelon’s pension and OPEB obligations. Certain benefit plans used individual rates, which range from 5.56% - 5.76% and 5.60% - 5.64% for pension and OPEB plans, respectively, as of December 31, 2024 and 5.11% - 5.27% and 5.15% - 5.17% for pension and OPEB plans, respectively, as of December 31, 2023.
(b)The investment crediting rate above represents a weighted average rate.

The following assumptions were used to determine the net periodic benefit cost for Exelon for the years ended December 31, 2024, 2023 and 2022:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

	Pension Benefits			OPEB
	2024	2023	2022	2024	2023	2022
Discount rate(a)	5.19%	5.53%	3.24%	5.17%	5.51%	3.20%
Investment crediting rate(b)	5.03%	5.07%	3.75%	N/A	N/A	N/A
Expected return on plan assets(c)	7.00%	7.00%	7.00%	6.50%	6.50%	6.44%
Rate of compensation increase	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
Mortality table	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)	Pri-2012 table with MP- 2021 improvement scale (adjusted)
Health care cost trend on covered charges	N/A	N/A	N/A	Initial and ultimate rate of 5.00%	Initial and ultimate rate of 5.00%	Initial and ultimate rate of 5.00%
__________
(a)The discount rates above represent the blended rates used to establish the majority of Exelon’s pension and OPEB costs. Certain benefit plans used individual rates, which range from 5.11%-5.27% and 5.15%-5.17% for pension and OPEB plans, respectively, for the year ended December 31, 2024; 5.46%-5.60% and 5.49%-5.51% for pension and OPEB plans; respectively, for the year ended December 31, 2023; and 2.55%-3.24% and 2.84%-3.20% for pension and OPEB plans, respectively, for the year ended December 31, 2022.
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

	Pension Benefits			OPEB
	2024	2023	2022	2024	2023	2022
Exelon	$126	$75	$570	$54	$54	$42
ComEd	7	24	176	18	17	8
PECO	3	1	15	1	—	3
BGE	17	—	48	20	19	20
PHI	74	8	69	12	16	9
Pepco	1	1	3	8	11	8
DPL	1	2	1	2	2	—
ACE	7	—	7	2	3	—
Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006 (the "Act"), management of the pension obligation, and regulatory implications. The Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). The projected contributions below reflect a funding strategy to make annual contributions with the objective of achieving 100% funded status on an ABO basis over time. This funding strategy helps minimize volatility of future period required pension contributions. Based on this funding strategy and current market conditions, which are subject to change, Exelon’s estimated annual qualified pension contributions will be approximately $275 million in 2025. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded, given they are not subject to statutory minimum contribution requirements.
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
The following table provides all Registrants' planned contributions to the qualified pension plans, planned benefit payments to non-qualified pension plans, and planned contributions to OPEB plans in 2025:

	Qualified Pension Plans	Non-Qualified Pension Plans	OPEB
Exelon	$275	$16	$45
ComEd	187	2	21
PECO	9	1	1
BGE	26	1	14
PHI	36	8	7
Pepco	1	1	6
DPL	1	—	1
ACE	4	—	1
Estimated Future Benefit Payments
Estimated future benefit payments to participants in all of the pension plans and postretirement benefit plans as of December 31, 2024 were:

	Pension Benefits	OPEB
2025	$809	$156
2026	809	157
2027	821	156
2028	811	155
2029	815	154
2030 through 2034	4,019	746
Total estimated future benefits payments through 2034	$8,084	$1,524
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
Actual asset returns have an impact on the costs reported for the Exelon-sponsored pension and OPEB plans. The actual asset returns across Exelon’s pension and OPEB plans for the year ended December 31, 2024 were 1.49% and 8.54%, respectively, compared to an expected long-term return assumption of 7.00% and 6.50%, respectively. Exelon used an EROA of 7.00% and 6.50% to estimate its 2025 pension and OPEB costs, respectively.
Exelon’s pension and OPEB plan target asset allocations as of December 31, 2024 and 2023 were as follows:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

	December 31, 2024		December 31, 2023
Asset Category	Pension Benefits	OPEB	Pension Benefits	OPEB
Equity securities	28%	44%	28%	44%
Fixed income securities	44%	41%	44%	41%
Alternative investments(a)	28%	15%	28%	15%
Total	100%	100%	100%	100%
__________
(a)Alternative investments include private equity, hedge funds, real estate, and private credit.
Concentrations of Credit Risk. Exelon evaluated its pension and OPEB plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2024. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of December 31, 2024, there were no significant concentrations (defined as greater than 10% of plan assets) of risk in Exelon’s pension and OPEB plan assets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
Fair Value Measurements
The following tables present pension and OPEB plan assets measured and recorded at fair value in Exelon's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2024 and 2023:

	December 31, 2024					December 31, 2023
	Level 1	Level 2	Level 3	Not Subject to Leveling	Total	Level 1	Level 2	Level 3	Not Subject to Leveling	Total
Pension plan assets(a)
Cash and cash equivalents	$205	$—	$—	$—	$205	$267	$—	$—	$—	$267
Equities(b)	1,127	—	1	1,361	2,489	1,513	—	1	694	2,208
Fixed income:
U.S. Treasury and agencies	1,333	199	—	—	1,532	1,291	184	—	—	1,475
State and municipal debt	—	32	—	—	32	—	42	—	—	42
Corporate debt	—	1,551	16	—	1,567	—	1,792	9	—	1,801
Other(b)	—	25	—	618	643	—	79	—	788	867
Fixed income subtotal	1,333	1,807	16	618	3,774	1,291	2,097	9	788	4,185
Private equity	—	—	—	1,249	1,249	—	—	—	1,166	1,166
Hedge funds	—	—	—	464	464	—	—	—	578	578
Real estate	—	—	—	730	730	—	—	—	760	760
Private credit	—	—	—	544	544	—	—	—	626	626
Pension plan assets subtotal	$2,665	$1,807	$17	$4,966	$9,455	$3,071	$2,097	$10	$4,612	$9,790

OPEB plan assets(a)
Cash and cash equivalents	$44	$—	$—	$—	$44	$45	$—	$—	$—	$45
Equities	437	1	—	188	626	315	1	—	270	586
Fixed income:
U.S. Treasury and agencies	18	34	—	—	52	15	54	—	—	69
State and municipal debt	—	2	—	—	2	—	7	—	—	7
Corporate debt	—	32	—	—	32	—	44	—	—	44
Other	166	2	—	262	430	175	4	—	206	385
Fixed income subtotal	184	70	—	262	516	190	109	—	206	505
Hedge funds	—	—	—	75	75	—	—	—	109	109
Real estate	—	—	—	78	78	—	—	—	88	88
Private credit	—	—	—	16	16	—	—	—	22	22
OPEB plan assets subtotal	$665	$71	$—	$619	$1,355	$550	$110	$—	$695	$1,355
Total pension and OPEB plan assets(c)	$3,330	$1,878	$17	$5,585	$10,810	$3,621	$2,207	$10	$5,307	$11,145

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits
__________
(a)See Note 17—Fair Value of Financial Assets and Liabilities for a description of levels within the fair value hierarchy.
(b)Includes derivative instruments of $(21) million and $51 million for the years ended December 31, 2024 and 2023, respectively, which have total notional amounts of $5,123 million and $3,351 million as of December 31, 2024 and 2023, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the fiscal years ended and do not represent the amount of Exelon's exposure to credit or market loss.
(c)Excludes net liabilities of $670 million and $388 million as of December 31, 2024 and 2023, respectively, which include certain derivative assets that have notional amounts of $41 million and $59 million as of December 31, 2024 and 2023, respectively. These items are required to reconcile to the fair value of net plan assets and consist primarily of receivables or payables related to pending securities sales and purchases, interest and dividends receivable, and repurchase agreement obligations. The repurchase agreements generally have maturities ranging from 3 - 6 months.

The following table presents the reconciliation of Level 3 assets and liabilities for Exelon measured at fair value for pension and OPEB plans for the years ended December 31, 2024 and 2023:

	Fixed Income	Equities	Total
Pension Assets
Balance as of January 1, 2024	$9	$1	$10
Actual return on plan assets:
Relating to assets still held as of the reporting date	(1)	—	(1)
Purchases, sales and settlements:
Purchases	2	—	2
Level 3 transfers in	6	—	6
Balance as of December 31, 2024	$16	$1	$17

	Fixed Income	Equities	Total
Pension Assets
Balance as of January 1, 2023	$12	$—	$12
Actual return on plan assets:
Relating to assets still held as of the reporting date	—	—	—
Purchases, sales and settlements:
Purchases	—	—	—
Level 3 transfers (out) in	(3)	1	(2)
Balance as of December 31, 2023	$9	$1	$10
_
Valuation Techniques Used to Determine Fair Value
The techniques used to fair value the pension and OPEB assets invested in cash equivalents are the same as the valuation techniques used to determine the fair value of financial assets. See Cash Equivalents in Note 17 - Fair Value of Financial Assets and Liabilities for further information. Below outlines the techniques used to fair value the pension and OPEB assets invested in equities, fixed income, derivative instruments, private credit, private equity, real estate, and hedge funds.
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
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the years ended December 31, 2024, 2023, and 2022:

For the Years Ended December 31,	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2024	$112	$46	$15	$12	19	$5	$5	$3
2023	109	47	15	12	16	4	3	2
2022	91	39	13	11	14	4	3	2

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
(b)The fair value of the DPL economic hedge is not material as of December 31, 2024 and 2023.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate and Other Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. In addition, Exelon Corporate utilized interest rate swaps to manage interest rate exposure and manage potential fluctuations in Electric operating revenues at the corporate level in consolidation. These interest rate swaps were accounted for as economic hedges. A hypothetical 50 basis point change in the interest rates associated with Exelon's interest rate swaps as of December 31, 2024 would result in an immaterial impact to Exelon's Consolidated Net Income.
Below is a summary of the interest rate hedge balances at December 31, 2024 and 2023.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 15 — Derivative Financial Instruments

	December 31, 2024
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other current assets	$14	$—	$14
Other deferred debits (noncurrent assets)	12	—	12
Total derivative assets	26	—	26
Mark-to-market derivative liabilities (current liabilities)	(1)	—	(1)
Total mark-to-market derivative liabilities	(1)	—	(1)
Total mark-to-market derivative net assets	$25	$—	$25

	December 31, 2023
	Derivatives Designated as Hedging Instruments	Economic Hedges	Total
Other current assets	11	1	$12
Total derivative assets	11	1	12
Mark-to-market derivative liabilities (current liabilities)	(24)	(22)	(46)
Total mark-to-market derivative liabilities	(24)	(22)	(46)
Total mark-to-market derivative net liabilities	$(13)	$(21)	$(34)
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings.
In February 2024, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $1.3 billion upon issuance of $1.7 billion of debt. See Note 16 — Debt and Credit Agreements for additional information on the debt issuance. Prior to the termination, the AOCI derivative gain was $33 million (net of tax). The settlements resulted in a cash receipt of $30 million. The accumulated AOCI gain of $23 million (net of tax) is being amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the 5-year and 10-year terms of the swaps. During the fourth quarter of 2024, Exelon Corporate entered into $55 million notional of 5-year maturity floating-to-fixed swaps and $55 million notional of 10-year maturity floating-to-fixed swaps, for a total notional of $110 million designated as cash flow hedges. The following table provides the notional amounts outstanding held by Exelon at December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
5-year maturity floating-to-fixed swaps	$657	$655
10-year maturity floating-to-fixed swaps	658	655
Total	$1,315	$1,310
The AOCI derivative gain (net of tax) was $19 million as of December 31, 2024 and loss was $10 million as of December 31, 2023. See Note 21 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 15 — Derivative Financial Instruments
Exelon Corporate entered into floating-to-fixed interest rate cap swaps to manage a portion of interest rate exposure in connection with existing borrowings. As of December 31, 2023, Exelon held $1,000 million notional of floating-to-fixed interest rate cap swaps, which matured in March 2024. Exelon received payments on the interest rate cap when the floating rate exceeds the fixed rate. Settlements received were immaterial.
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

	Twelve months ended December 31, 2024	Twelve months ended December 31, 2023
Income Statement Location	Gain (Loss)	Gain (Loss)
Electric operating revenues	$—	$(20)
Interest expense	—	—
Total	$—	$(20)
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties remained relatively consistent as of December 31, 2024 due to stable energy prices. The following table reflects the Registrants' cash collateral held from external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, at December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Exelon	$181	$148
ComEd	176	146
PECO(a)	—	—
BGE	1	1
PHI	4	1
Pepco	1	1
DPL	2	—
ACE(a)	—	—
__________
(a)PECO and ACE had less than one million in cash collateral held with external parties as of December 31, 2024 and 2023
(b)DPL had less than one million in cash collateral held with external parties at December 31, 2023.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of December 31, 2024, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of December 31, 2024, they could have been required to post collateral to their counterparties of $51 million, $91 million, and $10 million, respectively.

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at December 31, 2024 and 2023:

	Credit Facility Size at December 31,			Outstanding Commercial Paper at December 31,		Average Interest Rate on Commercial Paper Borrowings at December 31,
Commercial Paper Issuer	2024(a)		2023(a)	2024	2023	2024	2023
Exelon(b)	$4,000		$4,000	$1,359	$1,624	4.66%	5.58%
ComEd	$1,000		$1,000	$36	$202	4.55%	5.53%
PECO	$600		$600	$192	$165	4.65%	5.57%
BGE	$600		$600	$175	$336	4.61%	5.59%
PHI(c)	$900		$900	$530	$394	4.70%	5.60%
Pepco	$300	(d)	$300	$200	$132	4.69%	5.59%
DPL	$300	(d)	$300	$144	$63	4.74%	5.60%
ACE	$300	(d)	$300	$186	$199	4.67%	5.60%
__________
(a)Excludes credit facility agreements arranged at minority and community banks. See below for additional information.
(b)Includes revolving credit agreements at Exelon Corporate with a maximum program size of $900 million as of December 31, 2024 and December 31, 2023. Exelon Corporate had $426 million in outstanding commercial paper as of December 31, 2024 and $527 million outstanding commercial paper as of December 31, 2023.
(c)Represents the consolidated amounts of Pepco, DPL, and ACE.
(d)The standard maximum program size for revolving credit facilities is $300 million each for Pepco, DPL and ACE based on the credit agreements in place. However, the facilities at Pepco, DPL, and ACE have the ability to flex to $500 million, $500 million, and $350 million, respectively. The borrowing capacity may be increased or decreased during the term of the facility, except that (i) the sum of the borrowing capacity must equal the total amount of the facility, and (ii) the aggregate amount of credit used at any given time by each of Pepco, DPL, or ACE may not exceed $900 million or the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the borrowing reallocations may not exceed eight per year during the term of the facility. In January 2025, this ability was utilized to increase Pepco's program size to $340 million. As a result, the program size for ACE did not change and DPL was decreased to $260 million, which prevents the aggregate amount of outstanding short-term debt from exceeding the $900 million limit.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
At December 31, 2024, the Registrants had the following aggregate bank commitments, credit facility borrowings, and available capacity under their respective credit facilities:

					Available Capacity at December 31, 2024
Borrower	Facility Type	Aggregate Bank Commitment(a)	Facility Draws	Outstanding Letters of Credit	Actual	To Support Additional Commercial Paper(b)
Exelon(b)	Syndicated Revolver	$4,000	$—	$49	$3,951	$2,592
ComEd	Syndicated Revolver	1,000	—	15	985	949
PECO	Syndicated Revolver	600	—	4	596	404
BGE	Syndicated Revolver	600	—	25	575	400
PHI(c)	Syndicated Revolver	900	—	2	898	368
Pepco	Syndicated Revolver	300	—	2	298	98
DPL	Syndicated Revolver	300	—	—	300	156
ACE	Syndicated Revolver	300	—	—	300	114
__________
(a)Excludes credit facility agreements arranged at minority and community banks. See below for additional information.
(b)Includes $900 million aggregate bank commitment related to Exelon Corporate. Exelon Corporate had $3 million outstanding letters of credit as of December 31, 2024. Exelon Corporate had $471 million in available capacity to support additional commercial paper as of December 31, 2024.
(c)Represents the consolidated amounts of Pepco, DPL, and ACE.
The following table reflects the Registrants' credit facility agreements arranged at minority and community banks at December 31, 2024 and 2023. These are excluded from the Maximum Program Size and Aggregate Bank Commitment amounts within the two tables above and the facilities may be used to issue letters of credit.

	Aggregate Bank Commitments		Outstanding Letters of Credit
Borrower	2024(a)	2023	2024	2023
Exelon(b)	$140	$140	$5	$10
ComEd	40	40	3	7
PECO	40	40	—	1
BGE	15	15	2	2
PHI(c)	45	45	—	—
Pepco	15	15	—	—
DPL	15	15	—	—
ACE	15	15	—	—
__________
(a)These facilities were entered into on October 4, 2024 and expire on October 3, 2025.
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
Borrowings under Exelon’s, ComEd’s, PECO’s, BGE's, Pepco's, DPL's, and ACE's revolving credit agreements bear interest at a rate based upon either the prime rate or a SOFR-based rate, plus an adder based upon the particular Registrant’s credit rating. The adders for the prime based borrowings and SOFR-based borrowings as of December 31, 2024 are presented in the following table:

	Exelon(a)	ComEd	PECO	BGE	Pepco	DPL	ACE
Prime based borrowings	0 - 27.5	—	—	—	7.5	—	—
SOFR-based borrowings	90.0 - 127.5	100.0	90.0	90.0	107.5	100.0	100.0
__________
(a)Includes interest rate adders at Exelon Corporate of 27.5 basis points and 127.5 basis points for prime and SOFR-based borrowings, respectively.
If any registrant loses its investment grade rating, the maximum adders for prime rate borrowings and SOFR-based rate borrowings would be 65 basis points and 165 basis points, respectively. The credit agreements also require the borrower to pay a facility fee based upon the aggregate commitments. The fee varies depending upon the respective credit ratings of the borrower. Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of December 31, 2024.
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
Variable Rate Demand Bonds
DPL has outstanding obligations in respect of Variable Rate Demand Bonds (VRDB). VRDBs are subject to repayment on the demand of the holders and, for this reason, are accounted for as short-term debt in accordance with GAAP. However, these bonds may be converted to a fixed-rate, fixed-term option to establish a maturity which corresponds to the date of final maturity of the bonds. On this basis, PHI views VRDBs as a source of long-term financing. As of December 31, 2024 and December 31, 2023, $46 million and $79 million in variable rate demand bonds issued by DPL were outstanding and are included in the Long-term debt due within one year in Exelon's, PHI's, and DPL's Consolidated Balance Sheets.
Long-Term Debt

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
The following tables present the outstanding long-term debt at the Registrants at December 31, 2024 and 2023:
Exelon

				Maturity Date	December 31,
	Rates				2024	2023
Long-term debt
First mortgage bonds(a)	1.05%	-	7.90%	2025 - 2054	$26,451	$24,776
Senior unsecured notes	2.75%	-	7.60%	2025 - 2053	12,280	10,824
Unsecured notes	2.25%	-	6.35%	2026 - 2054	5,450	4,650
Notes payable and other	1.64%	-	7.49%	2025 - 2053	83	84
Long-term software licensing agreement	2.30%	-	2.30%	2025	4	12
Unsecured tax-exempt bonds	4.15%	-	4.20%	2024	—	33
Medium-terms notes (unsecured)			7.72%	2027	10	10
Loan agreement(b)			6.23%	2024	—	500
Total long-term debt					44,278	40,889
Unamortized debt discount and premium, net					(94)	(80)
Unamortized debt issuance costs					(326)	(296)
Fair value adjustment					542	582
Long-term debt due within one year					(1,453)	(1,403)
Long-term debt					$42,947	$39,692
Long-term debt to financing trusts(c)
Subordinated debentures to ComEd Financing III			6.35%	2033	$206	$206
Subordinated debentures to PECO Trust III	7.38%	-	9.50%	2028	81	81
Subordinated debentures to PECO Trust IV			5.75%	2033	103	103
Total long-term debt to financing trusts					$390	$390
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
ComEd

				Maturity Date	December 31,
	Rates				2024	2023
Long-term debt
First mortgage bonds(a)	2.20%	-	6.45%	2026 - 2054	$12,154	$11,603
Other			7.49%	2053	8	8
Total long-term debt					12,162	11,611
Unamortized debt discount and premium, net					(31)	(28)
Unamortized debt issuance costs					(101)	(97)
Long-term debt due within one year					—	(250)
Long-term debt					$12,030	$11,236
Long-term debt to financing trust(b)
Subordinated debentures to ComEd Financing III			6.35%	2033	$206	$206
Total long-term debt to financing trusts					206	206
Unamortized debt issuance costs					—	(1)
Long-term debt to financing trusts					$206	$205
__________
(a)Substantially all of ComEd’s assets, other than expressly excluded property, are subject to the lien of its mortgage indenture.
(b)Amount owed to this financing trust is recorded as Long-term debt to financing trust within ComEd’s Consolidated Balance Sheets.
PECO

				Maturity Date	December 31,
	Rates				2024	2023
Long-term debt
First mortgage bonds(a)	2.80%	-	5.95%	2025 - 2054	$5,775	$5,200
Total long-term debt					5,775	5,200
Unamortized debt discount and premium, net					(25)	(24)
Unamortized debt issuance costs					(46)	(42)
Long-term debt due within one year					(350)	—
Long-term debt					$5,354	$5,134
Long-term debt to financing trusts(b)
Subordinated debentures to PECO Trust III	7.38%	-	9.50%	2028	$81	$81
Subordinated debentures to PECO Trust IV			5.75%	2033	103	103
Long-term debt to financing trusts					$184	$184
__________
(a)Substantially all of PECO’s assets are subject to the lien of its mortgage indenture.
(b)Amounts owed to this financing trust are recorded as Long-term debt to financing trusts within PECO’s Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
BGE

				Maturity Date	December 31,
	Rates				2024	2023
Long-term debt
Unsecured notes	2.25%	-	6.35%	2026 - 2054	$5,450	$4,650
Total long-term debt					5,450	4,650
Unamortized debt discount and premium, net					(13)	(12)
Unamortized debt issuance costs					(42)	(36)
Long-term debt due within one year					—	—
Long-term debt					$5,395	$4,602

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
PHI

				Maturity Date	December 31,
	Rates				2024	2023
Long-term debt
First mortgage bonds(a)	1.05%	-	7.90%	2025 - 2054	$8,522	$7,972
Senior unsecured notes			7.45%	2032	185	185
Unsecured tax-exempt bonds	4.15%	-	4.20%	2024	—	33
Medium-terms notes (unsecured)			7.72%	2027	10	10
Finance leases			5.62%	2025 - 2032	75	74
Total long-term debt					8,792	8,274
Unamortized debt discount and premium, net					(2)	—
Unamortized debt issuance costs					(66)	(55)
Fair value adjustment					400	429
Long-term debt due within one year					(290)	(644)
Long-term debt					$8,834	$8,004
_________
(a)Substantially all of Pepco's, DPL's, and ACE's assets are subject to the liens of their respective mortgage indentures.
Pepco

				Maturity Date	December 31,
	Rates				2024	2023
Long-term debt
First mortgage bonds(a)	2.32%	-	7.90%	2029 - 2054	$4,400	$4,125
Finance leases			5.62%	2025 - 2032	27	26
Total long-term debt					4,427	4,151
Unamortized debt discount and premium, net					—	2
Unamortized debt issuance costs					(65)	(57)
Long-term debt due within one year					(6)	(405)
Long-term debt					$4,356	$3,691
________
(a)Substantially all of Pepco's assets are subject to the lien of its mortgage indenture.
DPL

				Maturity Date	December 31,
	Rates				2024	2023
Long-term debt
First mortgage bonds(a)	1.05%	-	5.72%	2025 - 2054	$2,198	$2,024
Unsecured tax-exempt bonds	4.15%	-	4.20%	2024	—	33
Medium-terms notes (unsecured)			7.72%	2027	10	10
Finance leases			5.62%	2025 - 2032	28	29
Total long-term debt					2,236	2,096
Unamortized debt issuance costs					(16)	(16)
Long-term debt due within one year					(130)	(84)
Long-term debt					$2,090	$1,996
__________
(a)Substantially all of DPL's assets are subject to the lien of its mortgage indenture.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements
ACE

				Maturity Date	December 31,
	Rates				2024	2023
Long-term debt
First mortgage bonds(a)	2.25%	-	5.80%	2025 - 2054	$1,923	$1,823
Finance leases			5.62%	2025 - 2032	20	19
Total long-term debt					1,943	1,842
Unamortized debt issuance costs					(10)	(9)
Long-term debt due within one year					(154)	(154)
Long-term debt					$1,779	$1,679
__________
(a)Substantially all of ACE's assets are subject to the lien of its mortgage indenture.

Long-term debt maturities at the Registrants in the periods 2025 through 2029 and thereafter are as follows:

Year	Exelon		ComEd		PECO		BGE	PHI	Pepco	DPL	ACE
2025	$1,453		$—		$350		$—	$290	$6	$130	$154
2026	1,618		500		—		350	19	7	7	5
2027	1,025		350		—		—	25	5	16	4
2028	1,992		550		81		—	361	4	4	353
2029	930		—		—		—	281	153	3	125
Thereafter	37,650	(a)	10,968	(b)	5,528	(c)	5,100	7,816	4,252	2,076	1,302
Total	$44,668		$12,368		$5,959		$5,450	$8,792	$4,427	$2,236	$1,943
__________
(a)Includes $390 million due to ComEd and PECO financing trusts.
(b)Includes $206 million due to ComEd financing trust.
(c)Includes $184 million due to PECO financing trusts.
Debt Extinguishment
During the twelve months ended December 31, 2024, Exelon repurchased a portion of its Senior unsecured notes with a principal balance of $244 million outstanding in exchange for cash of $215 million. The repurchase was accounted for as a debt extinguishment and resulted in a pre-tax gain of $28 million, which is reflected on Exelon's Consolidated Statement of Operations and Comprehensive income within Interest expense, net.
Debt Covenants
As of December 31, 2024, the Registrants are in compliance with debt covenants.

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) at December 31, 2024 and 2023. The Registrants have no financial liabilities classified as Level 1 or measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	December 31, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$44,400	$—	$35,337	$3,720	$39,057	$41,095	$—	$33,804	$3,442	$37,246
ComEd	12,030	—	10,260	—	10,260	11,486	—	10,210	—	10,210
PECO	5,704	—	4,816	—	4,816	5,134	—	4,562	—	4,562
BGE	5,395	—	4,702	—	4,702	4,602	—	4,145	—	4,145
PHI	9,124	—	4,093	3,720	7,813	8,648	—	4,160	3,442	7,602
Pepco	4,362	—	2,475	1,544	4,019	4,096	—	2,311	1,600	3,911
DPL	2,220	—	623	1,250	1,873	2,080	—	694	1,134	1,828
ACE	1,933	—	787	925	1,712	1,833	—	939	708	1,647
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$—	$396	$396	$390	$—	$—	$390	$390
ComEd	206	—	—	208	208	205	—	—	208	208
PECO	184	—	—	188	188	184	—	—	182	182
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

Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at December 31, 2024 and 2023. Exelon and the Utility Registrants have immaterial and no financial assets or liabilities measured using the NAV practical expedient, respectively:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
Exelon

	At December 31, 2024				At December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$544	$—	$—	$544	$618	$—	$—	$618
Rabbi trust investments
Cash equivalents	94	—	—	94	67	—	—	67
Mutual funds	65	—	—	65	53	—	—	53
Fixed income	—	6	—	6	—	7	—	7
Life insurance contracts	—	73	22	95	—	61	43	104
Rabbi trust investments subtotal	159	79	22	260	120	68	43	231
Interest rate derivative assets
Derivatives designated as hedging instruments	—	26	—	26	—	11	—	11
Economic hedges	—	—	—	—	—	1	—	1
Interest rate derivative assets subtotal	—	26	—	26	—	12	—	12
Total assets	703	105	22	830	738	80	43	861
Liabilities
Commodity derivative liabilities	—	—	(132)	(132)	—	—	(133)	(133)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	(1)	—	(1)	—	(24)	—	(24)
Economic hedges	—	—	—	—	—	(22)	—	(22)
Interest rate derivative liabilities subtotal	—	(1)	—	(1)	—	(46)	—	(46)
Deferred compensation obligation	—	(74)	—	(74)	—	(75)	—	(75)
Total liabilities	—	(75)	(132)	(207)	—	(121)	(133)	(254)
Total net assets (liabilities)	$703	$30	$(110)	$623	$738	$(41)	$(90)	$607
__________
(a)Excludes cash of $219 million and $334 million at December 31, 2024 and 2023, respectively, and restricted cash of $176 million and $149 million at December 31, 2024 and 2023, respectively, and includes long-term restricted cash of $41 million and $174 million at December 31, 2024 and 2023, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.
ComEd, PECO, and BGE

	ComEd				PECO				BGE
At December 31, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$390	$—	$—	$390	$29	$—	$—	$29	$1	$—	$—	$1
Rabbi trust investments
Mutual funds	—	—	—	—	12	—	—	12	10	—	—	10
Life insurance contracts	—	—	—	—	—	22	—	22	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	12	22	—	34	10	—	—	10
Total assets	390	—	—	390	41	22	—	63	11	—	—	11
Liabilities
Commodity derivative liabilities(b)	—	—	(132)	(132)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(132)	(140)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$390	$(8)	$(132)	$250	$41	$15	$—	$56	$11	$(4)	$—	$7

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

	ComEd				PECO				BGE
At December 31, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$453	$—	$—	$453	$9	$—	$—	$9	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	9	—	—	9	9	—	—	9
Life insurance contracts	—	—	—	—	—	18	—	18	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	9	18	—	27	9	—	—	9
Total assets	453	—	—	453	18	18	—	36	9	—	—	9
Liabilities
Commodity derivative liabilities(b)	—	—	(133)	(133)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(8)	—	(8)	—	(4)	—	(4)
Total liabilities	—	(8)	(133)	(141)	—	(8)	—	(8)	—	(4)	—	(4)
Total net assets (liabilities)	$453	$(8)	$(133)	$312	$18	$10	$—	$28	$9	$(4)	$—	$5
__________
(a)ComEd excludes cash of $66 million and $86 million at December 31, 2024 and 2023, respectively, and restricted cash of $176 million and $147 million at December 31, 2024 and 2023, respectively, and includes long-term restricted cash of $41 million and $174 million at December 31, 2024 and 2023, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. PECO excludes cash of $19 million and $42 million at December 31, 2024 and 2023, respectively. BGE excludes cash of $33 million and $47 million at December 31, 2024 and 2023, respectively, and restricted cash of zero and $1 million at December 31, 2024 and 2023, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $29 million and $103 million, respectively, at December 31, 2024, and $27 million and $106 million, respectively, at December 31, 2023 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.
PHI, Pepco, DPL, and ACE

	At December 31, 2024				At December 31, 2023
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$93	$—	$—	$93	$107	$—	$—	$107
Rabbi trust investments
Cash equivalents	92	—	—	92	64	—	—	64
Mutual funds	9	—	—	9	9	—	—	9
Fixed income	—	6	—	6	—	7	—	7
Life insurance contracts	—	23	21	44	—	21	41	62
Rabbi trust investments subtotal	101	29	21	151	73	28	41	142
Total assets	194	29	21	244	180	28	41	249
Liabilities
Deferred compensation obligation	—	(12)	—	(12)	—	(13)	—	(13)
Total liabilities	—	(12)	—	(12)	—	(13)	—	(13)
Total net assets	$194	$17	$21	$232	$180	$15	$41	$236

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
At December 31, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$21	$—	$—	$21	$3	$—	$—	$3	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	91	—	—	91	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	21	44	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	91	23	21	135	—	—	—	—	—	—	—	—
Total assets	112	23	21	156	3	—	—	3	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$112	$22	$21	$155	$3	$—	$—	$3	$—	$—	$—	$—

	Pepco				DPL				ACE
At December 31, 2023	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$23	$—	$—	$23	$1	$—	$—	$1	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	63	—	—	63	—	—	—	—	—	—	—	—
Life insurance contracts	—	21	41	62	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	63	21	41	125	—	—	—	—	—	—	—	—
Total assets	86	21	41	148	1	—	—	1	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$86	$20	$41	$147	$1	$—	$—	$1	$—	$—	$—	$—
__________
(a)PHI excludes cash of $70 million and $96 million at December 31, 2024 and 2023, respectively, and restricted cash of zero and $1 million at December 31, 2024 and 2023, respectively. Pepco excludes cash of $30 million and $48 million at December 31, 2024 and 2023, respectively, and restricted cash of zero and $1 million at December 31, 2024 and 2023, respectively. DPL excludes cash of $20 million and $15 million at December 31, 2024 and 2023, respectively. ACE excludes cash of $14 million and $21 million at December 31, 2024 and 2023, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2024 and 2023:

	Exelon	ComEd		PHI and Pepco
For the year ended December 31, 2024	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2023	$(90)	$(133)		$41
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		2
Included in regulatory assets/liabilities	1	1	(b)	—
Purchases, sales, and settlements
Settlements	(22)	—		(22)
Balance at December 31, 2024	$(110)	$(132)	(c)	$21
The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of December 31, 2024	$1	$—		$2

	Exelon	ComEd		PHI and Pepco
For the year ended December 31, 2023	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2022	$(44)	$(84)		$40
Total realized / unrealized gains (losses)
Included in net income(a)	3	—		1
Included in regulatory assets/liabilities	(49)	(49)	(b)	—
Balance at December 31, 2023	$(90)	$(133)	(c)	$41
The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of December 31, 2023	$3	$—		$1
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $40 million of decreases in fair value and an increase for realized gains due to settlements of $40 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the year ended December 31, 2024. Includes $83 million of decreases in fair value and an increase for realized gains due to settlements of $34 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the year ended December 31, 2023.
(c)The balance of the current and noncurrent asset was effectively zero as of December 31, 2024. The balance consists of a current and noncurrent liability of $29 million and $103 million, respectively, as of December 31, 2024.
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
The following table discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives:

Type of trade	Fair Value as of December 31, 2024	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	2024 Range & Arithmetic Average				2023 Range & Arithmetic Average
Commodity derivatives	$(132)	$(133)	Discounted Cash Flow	Forward power price(a)	$30.31	-	$59.88	$42.08	$30.27	-	$73.71	$43.35
__________
(a)An increase to the forward power price would increase the fair value.
18. Commitments and Contingencies (All Registrants)
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at December 31, 2024:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	27	24	23	1	—
__________
(a)Remaining commitments extend through 2026 and include escrow funds, charitable contributions, and rate credits.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants' commercial commitments at December 31, 2024, representing commitments potentially triggered by future events were as follows:

		Expiration within
Exelon	Total	2025	2026	2027	2028	2029	2030 and beyond
Letters of credit(a)	$55	$53	$2	$—	$—	$—	$—
Surety bonds(b)	274	194	—	2	78	—	—
Financing trust guarantees(c)	378	—	—	—	78	—	300
Guaranteed lease residual values(d)	26	—	5	4	6	4	7
Total commercial commitments	$733	$247	$7	$6	$162	$4	$307

ComEd
Letters of credit(a)	$18	$16	$2	$—	$—	$—	$—
Surety bonds(b)	36	34	—	2	—	—	—
Financing trust guarantees(c)	200	—	—	—	—	—	200
Total commercial commitments	$254	$50	$2	$2	$—	$—	$200

PECO
Letters of credit(a)	$4	$4	$—	$—	$—	$—	$—
Surety bonds(b)	2	2	—	—	—	—	—
Financing trust guarantees(c)	178	—	—	—	78	—	100
Total commercial commitments	$184	$6	$—	$—	$78	$—	$100

BGE
Letters of credit(a)	$27	$27	$—	$—	$—	$—	$—
Surety bonds(b)	3	3	—	—	—	—	—
Total commercial commitments	$30	$30	$—	$—	$—	$—	$—

PHI
Letters of credit(a)	$3	$3	$—	$—	$—	$—	$—
Surety bonds(b)	174	96	—	—	78	—	—
Guaranteed lease residual values(d)	26	—	5	4	6	4	7
Total commercial commitments	$203	$99	$5	$4	$84	$4	$7

Pepco
Letters of credit(a)	$2	$2	$—	$—	$—	$—	$—
Surety bonds(b)	163	85	—	—	78	—	—
Guaranteed lease residual values(d)	9	—	2	1	2	1	3
Total commercial commitments	$174	$87	$2	$1	$80	$1	$3

DPL
Letters of credit(a)	$1	$1	$—	$—	$—	$—	$—
Surety bonds(b)	6	6	—	—	—	—	—
Guaranteed lease residual values(d)	10	—	2	2	2	2	2
Total commercial commitments	$17	$7	$2	$2	$2	$2	$2

ACE
Surety bonds(b)	$5	$5	$—	$—	$—	$—	$—
Guaranteed lease residual values(d)	7	—	1	1	2	1	2
Total commercial commitments	$12	$5	$1	$1	$2	$1	$2

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
(c)Reflects guarantee of ComEd and PECO securities held by ComEd Financing III, PECO Trust III, and PECO Trust IV.
(d)Represents the maximum potential obligation in the event the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $60 million guaranteed by Exelon and PHI, of which $20 million, $23 million, and $17 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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
•ComEd has 16 sites currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2031.
•PECO has 6 sites currently under some degree of active study and/or remediation. PECO expects the majority of the remediation at these sites to continue through at least 2027.
•BGE has 4 sites currently requiring some level of remediation and/or ongoing activity. BGE expects the majority of the remediation at these sites to continue through at least 2025.
•DPL has 1 site currently under study and the required cost at the site is not expected to be material.
The historical nature of the MGP and gas purification sites, and the fact that many of the sites have been buried and built over, impacts the ability to determine a precise estimate of the ultimate costs prior to initial sampling and determination of the exact scope and method of remedial activity. Management determines its best estimate of remediation costs using all available information at the time of each study, including probabilistic and deterministic modeling for ComEd and PECO, and the remediation standards currently required by the applicable state environmental agency. Prior to completion of any significant clean up, each site remediation plan is approved by the appropriate state environmental agency.
ComEd, pursuant to an ICC order, and PECO, pursuant to a PAPUC order, are currently recovering environmental remediation costs of former MGP facility sites through customer rates. While BGE and DPL do not have riders for MGP clean-up costs, they have historically received recovery of actual clean-up costs in distribution rates.
In 2024, ComEd and PECO completed an annual study of their future estimated MGP remediation requirements. The study resulted in increases of $13 million and $4 million to the environmental liability and related Regulatory

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
asset for ComEd and PECO, respectively. The increases were primarily due to increased costs resulting from inflation and changes in remediation plans.
At December 31, 2024 and 2023, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	December 31, 2024		December 31, 2023
	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation
Exelon	$403	$322	$428	$338
ComEd	285	284	303	302
PECO	29	28	27	25
BGE	13	10	14	11
PHI	75	—	81	—
Pepco	73	—	79	—
DPL	1	—	1	—
ACE	1	—	1	—
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
Pursuant to an internal agreement between the Pepco Entities, since 2013, Pepco has performed the work required by the Consent Decree and has been reimbursed for that work by an agreed upon allocation of costs between the Pepco Entities. In September 2019, the Pepco Entities issued a draft “final” RI report which the DOEE approved on February 3, 2020. The Pepco Entities are completing a FS to evaluate possible remedial alternatives for submission to the DOEE. In October 2022, the DOEE approved dividing the work to complete the landside portion of the FS from the waterside portion to expedite the overall schedule for completion of the project. The landside FS was approved by the DOEE on March 15, 2024, and the waterside FS was approved by the DOEE on December 16, 2024. Following the completion of each FS, the DOEE will issue a Proposed Plan for public comment and then issue a Record of Decision (ROD) identifying the remedial actions determined to be necessary for the area in question. On October 3, 2023, the DOEE and Pepco entered into an addendum to the Benning Consent Decree pursuant to which Pepco has agreed to fund or perform the remedial actions to be selected by the DOEE for the landside and waterside areas. This addendum to the Benning Consent Decree was entered by the Court on February 27, 2024 and became effective on that date.
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
Anacostia River Tidal Reach (Exelon, PHI, and Pepco). Contemporaneous with the Benning Road site RI/FS being performed by the Pepco Entities, the DOEE and NPS have been conducting a separate RI/FS focused on the entire tidal reach of the Anacostia River extending from just north of the Maryland-District of Columbia

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
boundary line to the confluence of the Anacostia and Potomac Rivers. The riverwide RI incorporated the results of the river sampling performed by the Pepco Entities as part of the Benning RI/FS, as well as similar sampling efforts conducted by owners of other sites adjacent to this segment of the river and supplemental river sampling conducted by the DOEE’s contractor.
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
On July 15, 2022, Pepco received a letter from the District of Columbia's Office of the Attorney General (D.C. OAG) on behalf of the DOEE conveying a settlement offer to resolve all PRPs' liability to the District of Columbia (District) for their past costs and their anticipated future costs to complete the work for the Interim ROD. Pepco responded on July 27, 2022 agreeing to enter into settlement discussions. On October 3, 2023, Pepco and the District entered into another consent decree (the “Anacostia River Consent Decree”) pursuant to which Pepco agreed to pay $47 million to resolve its liability to the District for all past costs to perform the riverwide RI/FS and all future costs to complete the work required by the Interim ROD. This amount was agreed to be paid in four equal annual installments beginning a year after the effective date of the Anacostia River Consent Decree. The funds will be deposited into the DOEE’s Clean Land Fund for the District’s costs of the Interim ROD work. The Anacostia River Consent Decree caps Pepco’s liability for these costs and provides Pepco with the right to seek contributions from other PRPs. The Anacostia River Consent Decree was signed by the judge for the U.S. District Court for the District of Columbia and became effective on April 11, 2024. Exelon, PHI, and Pepco have accrued a liability for Pepco’s payment obligations under the Anacostia Consent Decree and management's best estimate of its share of any other future Anacostia River response costs. Pepco has concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
In addition to the activities associated with the remedial process outlined above, CERCLA separately requires federal and state (here including Washington, D.C.) Natural Resource Trustees (federal or state agencies designated by the President or the relevant state, respectively, or Indian tribes) to conduct an assessment of any damages to natural resources within their jurisdiction as a result of the contamination that is being remediated. The Trustees can seek compensation from responsible parties for such damages, including restoration costs. During the second quarter of 2018, Pepco became aware that the Trustees are in the beginning stages of a NRD assessment, a process that often takes many years beyond the remedial decision to complete. Pepco has concluded that a loss associated with the eventual NRD assessment is reasonably possible. Due to the early stage of the NRD process, Pepco cannot reasonably estimate the final range of loss potentially resulting from this process. Pepco has become aware, however, that the District is pursuing claims against other parties. Specifically, in January 2025, D.C. OAG filed a lawsuit against the United States seeking to declare the United States liable under CERCLA and the District of Columbia’s Brownfield Revitalization Act of 2000 and to recover the District’s response costs associated with its investigation and remediation of the river and for future NRDs. This lawsuit is in the early stages. Pepco is monitoring this lawsuit and considering its legal options.
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
Pepco is subject to certain dividend restrictions established by settlements approved by the MDPSC and DCPSC that prohibit Pepco from paying a dividend on its common shares if (a) after the dividend payment, Pepco's equity ratio would be below 48% as calculated pursuant to the MDPSC's and DCPSC's ratemaking precedents, of or (b) Pepco’s senior unsecured credit rating is rated by one of the three major credit rating agencies below investment grade. No such event has occurred.
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
On September 28, 2023, Exelon and ComEd reached a settlement with the SEC, concluding and resolving in its entirety the SEC investigation, which related to the conduct identified in the DPA that was entered into by ComEd in July 2020 and successfully exited in July 2023. Under the terms of the settlement, Exelon agreed to pay a civil penalty of $46.2 million and Exelon and ComEd agreed to cease and desist from committing or causing any violations and any future violations of specified provisions of the federal securities laws and rules promulgated thereunder. Exelon recorded an expense and paid the full amount of the penalty in 2023, which was reflected in Operating and maintenance expense within Exelon's Consolidated Statements of Operations and Comprehensive Income.
Subsequent to Exelon announcing the receipt of the USAO subpoenas, various lawsuits were filed, and various demand letters were received related to the subject of the subpoenas, the conduct described in the DPA and the SEC's investigation, including:
•Four putative class action lawsuits against ComEd and Exelon were filed in federal court on behalf of ComEd customers in the third quarter of 2020 alleging, among other things, civil violations of federal racketeering laws. The court granted ComEd and Exelon’s motion to dismiss these actions in 2021 and that dismissal was affirmed on appeal in 2022. Plaintiffs have no further appeal rights and therefore the dismissal is final.
•Three putative class action lawsuits against ComEd and Exelon were filed in Illinois state court in the third quarter of 2020 seeking restitution and compensatory damages on behalf of ComEd customers. The cases were consolidated into a single action in October of 2020. In 2021, the plaintiffs that filed the class action lawsuits in federal court ("federal plaintiffs") refiled their dismissed state law claims in state court. ComEd and Exelon moved to dismiss both lawsuits. The court dismissed the original consolidated state court lawsuit in December 2021 and dismissed the federal plaintiffs' refiled claims in February 2022. Both sets of plaintiffs appealed their dismissals, and the appeals were consolidated in March 2022. On September 8, 2023, the appellate court affirmed the dismissals. On December 22, 2023, plaintiffs collectively filed a petition for leave to appeal to the Illinois Supreme Court, which ComEd and Exelon responded to on January 12, 2024. On March 27, 2024, the Illinois Supreme Court denied plaintiffs' petition for leave to appeal. The dismissal of this action is final.
•On November 3, 2022, a plaintiff filed a putative class action complaint in Lake County, Illinois Circuit Court against ComEd and Exelon for unjust enrichment and deceptive business practices in connection with the conduct giving rise to the DPA. Plaintiff seeks an accounting and disgorgement of any benefits ComEd allegedly obtained from said conduct. ComEd and Exelon filed a motion to dismiss the Complaint on February 3, 2023. On June 16, 2023, the court granted ComEd and Exelon's motion to dismiss the action with prejudice. Plaintiff filed its notice of appeal of that dismissal on July 17, 2023. On April 12, 2024, the appellate court issued its decision affirming dismissal of the action. On June 3, 2024, plaintiff filed a petition for leave to appeal the dismissal to the Illinois Supreme Court, which is a discretionary appeal. ComEd and Exelon filed its response to that petition on July 19, 2024. On September 25, 2024, the Illinois Supreme Court denied plaintiff's petition for leave to appeal. The dismissal of this action is now final.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
•Several shareholders have sent letters to the Exelon Board of Directors since 2020 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. Since that date, multiple parties have filed separate derivative lawsuits that were subsequently consolidated. On October 12, 2021, the parties filed an agreed motion to stay the litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. The stay was extended several times. Through mediation efforts, a settlement of the derivative claims was reached by the SLC, the Independent Review Committee of the Board (which had been formed in the third quarter of 2022, to ensure the Board’s consideration of any SLC recommendations would be independent and objective), the Board, and certain of the derivative shareholders. On June 16, 2023, the SLC filed a motion for preliminary approval of the settlement, attaching the Stipulation and Agreement of Settlement (Stipulation), which contained the terms of the proposed settlement. The proposed settlement terms include but are not limited to: a payment of $40 million to Exelon by Exelon’s insurers of which $10 million constitutes the attorneys’ fee award to be paid to the Settling Shareholders’ counsel; various compliance and disclosure-related reforms; and certain changes in Board and Committee composition. On June 30, 2023, the court granted the non-settling shareholders’ request for limited discovery into the settlement. Following that discovery, on October 26, 2023, the SLC filed its renewed motion for preliminary approval with supporting submissions filed by the Independent Review Committee, Exelon, and the Settling Shareholders on that same day. The parties briefing on preliminary approval was completed on January 18, 2024. On September 20, 2024, the court denied without prejudice the SLC’s motion for preliminary approval. The court’s order provides that if the SLC can substantiate or otherwise revise the attorneys’ fees aspect of the settlement, then the SLC can renew its motion for preliminary approval by October 21, 2024. Otherwise, the court directed the parties to file a joint status report by October 30, 2024, proposing next steps to advance the case. On October 21, 2024, the SLC filed its second renewed motion for preliminary approval, and the Settling Shareholders filed a brief in support of the SLC's second renewed motion for preliminary approval. On November 20, 2024, the non-settling plaintiffs filed an opposition to the renewed motion for preliminary approval. On December 18, 2024, the SLC and Settling Shareholders filed replies in support of the renewed motion for preliminary approval.

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
Maryland Sales and Use Tax Refund Claim (Exelon, BGE, PHI, Pepco, and DPL). Maryland imposes a 6% sales and use tax on the purchase of most goods and services. BGE, Pepco, and DPL have filed or plan to file protective refund claims, totaling an estimated $100 million, treating electric transmission and distribution machinery and equipment as nontaxable pursuant to the manufacturing exemption available under the Maryland sales and use tax law. The Maryland Comptroller has initially denied the refund claim and litigation is pending.
On November 22, 2024, the Appellate Court of Maryland, in a case involving a regulated electric utility operating in Maryland, ruled the purchase of certain transmission and distribution equipment qualify for the sales tax manufacturing exemption. The Maryland Attorney General, on behalf of the Maryland Comptroller, filed a motion for reconsideration with the Appellate Court of Maryland of its ruling. If the motion for reconsideration is denied, the Maryland Comptroller is permitted to petition the Maryland Supreme Court to review the decision.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies
In the event transmission and distribution equipment is determined to be exempt, Exelon, BGE, PHI, Pepco, and DPL will record estimated receivables of $100 million, $65 million, $35 million, $25 million, and $10 million, respectively. The sales tax payments were primarily capitalized; therefore, the refund would be recorded as a reduction to property, plant, and equipment included in rate base.
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

19. Shareholders' Equity (All Registrants)
Equity Securities Offering (Exelon)
On August 4, 2022, Exelon entered into an agreement with certain underwriters in connection with an underwritten public offering (the “Offering”) of 11.3 million shares (the “Shares”) of its Common stock, no par value (“Common Stock”). The Shares were sold to the underwriters at a price per share of $43.32. Exelon also granted the underwriters an option to purchase an additional 1.695 million shares of Common stock also at the price per share of $43.32. On August 5, 2022, the underwriters exercised the option in full. The net proceeds from the Offering and the exercise of the underwriters’ option were $563 million before expenses paid by Exelon. Exelon used the proceeds, together with available cash balances, to repay $575 million in borrowings under a $1.15 billion term loan credit facility. See Note 16 — Debt and Credit Agreements for additional information on Exelon’s term loan within our 2022 10-K.
At-the-Market Program (Exelon)
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $1.0 billion. Exelon has no obligation to offer or sell any shares of Common stock under the Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the Equity Distribution Agreement. In the fourth quarter 2023, Exelon issued approximately 3.6 million shares of Common stock at an average gross price of $39.58 per share. In the third quarter 2024, Exelon issued approximately 4 million shares of Common Stock at an average gross price of $37.60 per share. The net proceeds from the 2023 and 2024 issuances were $140 million and $148 million, which were used for general corporate purposes. As of December 31, 2024, $708 million of Common stock remained available for sale pursuant to the ATM program.
ComEd Common Stock Warrants
The following table presents warrants outstanding to purchase ComEd common stock and shares of common stock reserved for the conversion of warrants. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

	December 31,
	2024	2023
Warrants outstanding	59,970	60,032
Common Stock reserved for conversion	19,990	20,011
Share Repurchases

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 19 — Shareholders' Equity
There currently is no Exelon Board of Director authority to repurchase shares. Any previous shares repurchased are held as treasury shares, at cost, unless cancelled or reissued at the discretion of Exelon’s management.
Preferred and Preference Securities
The following table presents Exelon, ComEd, PECO, BGE, Pepco, and ACE's shares of preferred securities authorized, none of which were outstanding, as of December 31, 2024 and 2023. There are no shares of preferred securities authorized for DPL.

Preferred Securities Authorized
Exelon	100,000,000
ComEd	850,000
PECO	15,000,000
BGE	1,000,000
Pepco	6,000,000
ACE(a)	2,799,979
_________
(a)Includes 799,979 shares of cumulative preferred stock and 2,000,000 of no par value preferred stock as of December 31, 2024 and 2023.
The following table presents ComEd, BGE, and ACE's preference securities authorized, none of which were outstanding as of December 31, 2024 and 2023. There are no shares of preference securities authorized for Exelon, PECO, Pepco, and DPL.

Preference Securities Authorized
ComEd	6,810,451
BGE(a)	6,500,000
ACE	3,000,000
__________
(a)Includes 4,600,000 shares of unclassified preference securities and 1,900,000 shares of previously redeemed preference securities as of December 31, 2024 and 2023.

20. Stock-Based Compensation Plans (All Registrants)
Stock-Based Compensation Plans
Exelon grants stock-based awards through its LTIP, which primarily includes performance share awards, restricted stock units, and stock options. At December 31, 2024, there were approximately 32 million shares authorized for issuance under the LTIP. For the years ended December 31, 2024, 2023, and 2022, exercised and distributed stock-based awards were primarily issued from authorized but unissued Common stock shares.
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
The following table presents the stock-based compensation expense included in Exelon's Consolidated Statements of Operations and Comprehensive Income. The Utility Registrants' stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022 was not material.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 20 — Stock-Based Compensation Plans

	Year Ended December 31,
Exelon	2024	2023	2022
Total stock-based compensation expense included in Operating and maintenance expense	$34	$21	$41
Income tax benefit	(8)	(5)	(10)
Total after-tax stock-based compensation expense	$26	$16	$31
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

	Year Ended December 31,
	2024	2023	2022
Performance share awards	$9	$8	$6
Restricted stock units	4	6	6
Performance Share Awards
Performance share awards are granted under the LTIP. The performance share awards granted in 2024 are settled in common stock at the end of the three-year performance period. The performance share awards granted prior to 2024 are settled 50% in common stock and 50% in cash at the end of the three-year performance period, except for awards that are settled 100% in cash if certain ownership requirements are satisfied.
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
The following table summarizes Exelon’s nonvested performance share awards activity:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2023(a)	958,242	$42.01
Granted	679,683	35.29
Change in performance	(131,794)	40.38
Vested	(311,971)	41.25
Forfeited	(86,359)	37.80
Undistributed vested awards(b)	(496,276)	37.34
Nonvested at December 31, 2024(a)	611,525	$39.66
__________
(a)Excludes 635,526 and 1,198,093 of performance share awards issued to retirement-eligible employees as of December 31, 2024 and 2023, respectively, as they are fully vested.
(b)Represents performance share awards that vested but were not distributed to retirement-eligible employees during 2024.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 20 — Stock-Based Compensation Plans
The following table summarizes the weighted average grant date fair value and the total fair value of performance share awards vested.

	Year Ended December 31,
	2024(a)	2023	2022
Weighted average grant date fair value (per share)	$35.29	$41.82	$43.05
Total fair value of performance shares vested	27	17	29
Total fair value of performance shares settled in cash	27	26	25
__________
(a)As of December 31, 2024, $8 million of total unrecognized compensation costs related to nonvested performance shares are expected to be recognized over the remaining weighted-average period of 1.7 years.
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
The following table summarizes Exelon’s nonvested restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2023(a)	531,945	$42.87
Granted	361,745	35.54
Vested	(309,500)	42.79
Forfeited	(31,466)	40.07
Undistributed vested awards(b)	(259,135)	37.16
Nonvested at December 31, 2024(a)	293,589	$39.29
__________
(a)Excludes 126,732 and 205,855 of restricted stock units issued to retirement-eligible employees as of December 31, 2024 and 2023, respectively, as they are fully vested.
(b)Represents restricted stock units that vested but were not distributed to retirement-eligible employees during 2024.
The following table summarizes the weighted average grant date fair value and the total fair value of restricted stock units vested.

	Year Ended December 31,
	2024(a)	2023	2022
Weighted average grant date fair value (per share)	$35.54	$41.84	$42.97
Total fair value of restricted stock units vested	21	15	23
__________
(a)As of December 31, 2024, $5 million of total unrecognized compensation costs related to nonvested restricted stock units are expected to be recognized over the remaining weighted-average period of 1.5 years.
Stock Options

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
There were no stock options granted during the years ended December 31, 2024 and 2023. All stock options were vested and exercised as of December 31, 2022.
The following table summarizes additional information regarding stock options exercised:

	Year Ended December 31,
	2024	2023	2022
Intrinsic value(a)	$—	$—	$—
Cash received for exercise price	—	—	1
__________
(a)The difference between the market value on the date of exercise and the option exercise price.

21. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following table presents changes in Exelon's AOCI, net of tax, by component:

	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	Total
Balance at December 31, 2021	$(6)	$(2,721)	$(23)	$(2,750)
Separation of Constellation	6	1,994	23	2,023
OCI before reclassifications	2	46	—	48
Amounts reclassified from AOCI	—	41	—	41
Net current-period OCI	$2	$87	$—	$89
Balance at December 31, 2022	$2	$(640)	$—	$(638)
OCI before reclassifications	(4)	(109)	—	(113)
Amounts reclassified from AOCI	(1)	26	—	25
Net current-period OCI	$(5)	$(83)	$—	$(88)
Balance at December 31, 2023	$(3)	$(723)	$—	$(726)
OCI before reclassifications	52	(70)	—	(18)
Amounts reclassified from AOCI	(4)	28	—	24
Net current-period OCI	$48	$(42)	$—	$6
Balance at December 31, 2024	$45	$(765)	$—	$(720)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. Additionally, as of February 1, 2022, in connection with the separation, Exelon's pension and OPEB plans were remeasured. See Note 14 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	For the Years Ended December 31,
	2024	2023	2022
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	$(10)	$(8)	$(14)
Pension and non-pension postretirement benefit plans valuation adjustments	23	33	(14)
Unrealized gains on cash flow hedges	(15)	2	—

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

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the Year Ended December 31, 2024
Utility(a)	$925	$300	$179	$105	$341	$310	$27	$4
Property	431	32	19	221	159	108	48	3
Payroll	134	37	17	19	28	6	4	3

For the Year Ended December 31, 2023
Utility(a)	$875	$299	$166	$97	$313	$283	$26	$4
Property	401	33	16	205	147	101	44	2
Payroll	124	31	17	18	27	6	5	3

For the Year Ended December 31, 2022
Utility(a)	$878	$306	$166	$94	$312	$283	$25	$4
Property	377	31	17	191	138	94	42	2
Payroll	117	28	16	17	25	6	4	3
__________
(a)The Registrants’ utility taxes represents municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the Year Ended December 31, 2024
AFUDC—Equity	$157	$46	$32	$25	$54	$40	$12	$2
Non-service net periodic benefit cost	(38)	—	—	—	—	—	—	—

For the Year Ended December 31, 2023
AFUDC—Equity	$151	$33	$31	$16	$71	$54	$10	$7
Non-service net periodic benefit cost	(18)	—	—	—	—	—	—	—

For the Year Ended December 31, 2022
AFUDC—Equity	$150	$35	$31	$21	$63	$48	$7	$8
Non-service net periodic benefit cost	63	—	—	—	—	—	—	—

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Supplemental Financial Information
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization, and accretion
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the Year Ended December 31, 2024
Property, plant, and equipment(b)	$2,910	$1,167	$414	$490	$782	$336	$218	$211
Amortization of regulatory assets(b)	676	347	14	148	164	70	27	67
Amortization of intangible assets, net(b)	8	—	—	—	—	—	—	—
ARO accretion(e)	2	—	—	—	1	1	—	—
Total depreciation and amortization	$3,596	$1,514	$428	$638	$947	$407	$245	$278

For the Year Ended December 31, 2023
Property, plant, and equipment(b)	$2,778	$1,095	$383	$509	$737	$311	$208	$195
Amortization of regulatory assets(b)	720	308	14	145	253	130	36	88
Amortization of intangible assets, net(b)	8	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$3,506	$1,403	$397	$654	$990	$441	$244	$283

For the Year Ended December 31, 2022
Property, plant, and equipment(b)	$2,690	$1,031	$359	$476	$680	$288	$191	$173
Amortization of regulatory assets(b)	718	292	14	154	258	129	41	88
Amortization of intangible assets, net(b)	12	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	3	—	—	—	—	—	—	—
Nuclear fuel(d)	66	—	—	—	—	—	—	—
ARO accretion(e)	44	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$3,533	$1,323	$373	$630	$938	$417	$232	$261
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
(d)Included in Purchased fuel expense in Exelon’s Consolidated Statements of Operations and Comprehensive Income.
(e)Included in Operating and maintenance expense in Exelon's Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Supplemental Financial Information

	Cash paid (refunded) during the year
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the Year Ended December 31, 2024
Interest (net of amount capitalized)	$1,849	$485	$218	$198	$355	$183	$89	$74
Income taxes (net of refunds)	81	250	128	100	150	96	57	20

For the Year Ended December 31, 2023
Interest (net of amount capitalized)	$1,616	$441	$200	$171	$301	$153	$69	$68
Income taxes (net of refunds)	10	11	(24)	29	21	6	6	9

For the Year Ended December 31, 2022
Interest (net of amount capitalized)	$1,434	$396	$166	$147	$274	$141	$63	$60
Income taxes (net of refunds)	73	23	31	16	19	28	(2)	(6)
__________
(a)Exelon's 2022 amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the Year Ended December 31, 2024
Pension and OPEB costs (benefit)	$252	$72	$(1)	$59	$93	$32	$15	$12
Allowance for credit losses	208	23	91	25	69	30	10	28
True-up adjustments to decoupling mechanisms and formula rates(b)	109	151	(6)	(52)	16	(15)	10	21
Amortization of operating ROU asset	38	—	—	6	26	6	6	3
Change in environmental liabilities	—	—	—	—	—	—	—	—
AFUDC - Equity	(157)	(46)	(32)	(25)	(54)	(40)	(12)	(2)

For the Year Ended December 31, 2023
Pension and OPEB costs (benefit)	$198	$26	$(14)	$56	$99	$34	$18	$13
Allowance for credit losses	125	4	45	16	60	33	10	17
True-up adjustments to decoupling mechanisms and formula rates(b)	(708)	(556)	7	(84)	(77)	(22)	(21)	(34)
Amortization of operating ROU asset	39	2	—	5	28	6	8	3
Change in environmental liabilities	37	—	—	—	37	37	—	—
AFUDC - Equity	(151)	(33)	(31)	(16)	(71)	(54)	(10)	(7)

For the Year Ended December 31, 2022
Pension and OPEB costs (benefit)	$164	$60	$(9)	$44	$53	$9	$3	$12
Allowance for credit losses	173	46	45	25	58	29	12	16
Other decommissioning-related activity	36	—	—	—	—	—	—	—
Energy-related options	60	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(168)	(267)	(2)	47	54	31	7	16
Long-term incentive plan	42	—	—	—	—	—	—	—
Amortization of operating ROU Asset	56	2	—	14	27	7	8	3
AFUDC - Equity	(150)	(35)	(31)	(21)	(63)	(48)	(7)	(8)
__________
(a)Exelon's 2022 amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.
(b)For ComEd, reflects the true-up adjustments in Regulatory assets and liabilities associated with its distribution MRP and distribution, energy efficiency, distributed generation, and transmission formula rates. For PECO, reflects the change in Regulatory assets and liabilities associated with its transmission formula rate. For BGE, Pepco, DPL, and ACE, reflects the change in Regulatory assets and liabilities associated with their decoupling mechanisms and transmission formula rates. See Note 3 — Regulatory Matters for additional information.

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

	Cash, restricted cash, and cash equivalents
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024
Cash and cash equivalents	$357	$105	$48	$33	$139	$30	$21	$14
Restricted cash and cash equivalents	541	486	—	1	24	21	2	—
Restricted cash included in Other deferred debits and other assets	41	41	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$939	$632	$48	$34	$163	$51	$23	$14

Balance at December 31, 2023
Cash and cash equivalents	$445	$110	$42	$47	$180	$48	$16	$21
Restricted cash and cash equivalents	482	402	9	1	24	24	—	—
Restricted cash included in Other deferred debits and other assets	174	174	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,101	$686	$51	$48	$204	$72	$16	$21

Balance at December 31, 2022
Cash and cash equivalents	$407	$67	$59	$43	$198	$45	$31	$72
Restricted cash and cash equivalents	566	327	9	24	175	54	121	—
Restricted cash included in Other deferred debits and other assets	117	117	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,090	$511	$68	$67	$373	$99	$152	$72

Balance at December 31, 2021
Cash and cash equivalents	$672	$131	$36	$51	$136	$34	$28	$29
Restricted cash and cash equivalents	321	210	8	4	77	34	43	—
Restricted cash included in Other deferred debits and other assets	44	43	—	—	—	—	—	—
Cash, restricted cash, and cash equivalents included in current assets of discontinued operations	582	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,619	$384	$44	$55	$213	$68	$71	$29
For additional information on restricted cash, see Note 1 — Significant Accounting Policies.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Investments
	Exelon	ComEd	PECO	BGE	PHI	Pepco
Balance at December 31, 2024
Rabbi trust investments(a)	$260	$—	$34	$10	$151	$135
Equity method investments	15	6	7	—	1	—
Other investments	15	—	—	—	—	—
Total investments	$290	$6	$41	$10	$152	$135

Balance at December 31, 2023
Rabbi trust investments(a)	$231	$—	$28	$9	$142	$124
Equity method investments	$15	$6	$7	$—	$1	$—
Other investments	5	—	—	—	—	—
Total investments	$251	$6	$35	$9	$143	$124
__________
(a)The Registrants’ debt and equity security investments and life insurance contracts are recorded at fair market value.

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024
Compensation-related accruals(a)	$679	$197	$87	$88	$132	$38	$26	$18
Taxes accrued	217	96	13	34	110	92	11	11
Interest accrued	468	150	60	50	83	44	16	18

Balance at December 31, 2023
Compensation-related accruals(a)	$661	$206	$87	$81	$107	$27	$17	$12
Taxes accrued	221	204	96	75	137	116	30	10
Interest accrued	414	148	49	44	72	38	13	15
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

At December 31,
2022
ComEd(a)	$59
PECO(b)	33
BGE(c)	18
PHI	51
Pepco(d)	39
DPL(e)	10
ACE(f)	2
_________
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Related Party Transactions
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates			Capitalized costs
	For the years ended December 31,			For the years ended December 31,
	2024	2023	2022	2024	2023	2022
Exelon
BSC				$633	$670	$707
PHISCO				114	96	80
ComEd
BSC	$418	$353	$316	254	307	311
PECO
BSC	243	213	197	112	120	115
BGE
BSC	246	221	204	110	90	122
PHI
BSC	200	177	188	157	153	159
PHISCO	—	—	—	114	95	80
Pepco
BSC	125	114	110	70	59	60
PHISCO	125	122	112	50	39	33
DPL
BSC	78	73	71	49	43	45
PHISCO	103	98	96	34	29	26
ACE
BSC	64	59	57	32	47	54
PHISCO	97	92	84	30	26	21

Current Receivables from/Payables to affiliates

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Related Party Transactions
The following tables present current Receivables from affiliates and current Payables to affiliates:
December 31, 2024

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$67	$—	$10	$77
PECO	$—		—	—	—	—	37	—	4	41
BGE	—	—		—	—	—	47	—	1	48
PHI	—	—	—	—	—	—	7	1	10	18
Pepco	—	—			—	—	21	15	1	37
DPL	—	—	—	—		—	14	11	1	26
ACE	—	—	—	—	—		11	10	1	22
Other	4	—	—	1	—	7	—	—		12
Total	$4	$—	$—	$1	$—	$7	$204	$37	$28	$281
December 31, 2023

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$64	$—	$8	$72
PECO	$—		—	—	—	—	36	—	3	39
BGE	—	—		—	—	—	33	—	2	35
PHI	—	—	—	—	—	—	5	—	10	15
Pepco	—	—	—		—	—	17	14	1	32
DPL	—	1	—	—		—	12	11	1	25
ACE	—	1	—	1	1		11	11	—	25
Other	3	—	—	1	—	3	1	—		8
Total	$3	$2	$—	$2	$1	$3	$179	$36	$25	$251
Borrowings from Exelon/PHI intercompany money pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing both Exelon and PHI operate an intercompany money pool. PECO and PHI Corporate participate in the Exelon money pool. Pepco, DPL, and ACE participate in the PHI intercompany money pool.
Long-term Debt to Financing Trusts
The following table presents Long-term debt to financing trusts:

	At December 31,
	2024			2023
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$206	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$206	$184	$390	$205	$184

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
All Registrants
None.

ITEM 9A.	CONTROLS AND PROCEDURES
All Registrants—Disclosure Controls and Procedures
During the fourth quarter of 2024, each of the Registrant's management, including its principal executive officer and principal financial officer, evaluated disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in that Registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of December 31, 2024, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives.
All Registrants—Changes in Internal Control Over Financial Reporting
Each Registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. In the first quarter of 2024, ComEd and PECO implemented a new customer care and billing information system replacing the existing system. ComEd and PECO expect the new system to further automate, enhance and standardize the processes by which they engage with their customers. As part of this system implementation, ComEd and PECO appropriately considered the impacts to internal controls over financial reporting. There were no other changes in internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, any of the Registrant's internal control over financial reporting.
All Registrants—Internal Control Over Financial Reporting
Management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2024. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2024 and, therefore, concluded that each Registrant’s internal control over financial reporting was effective. Management’s Report on Internal Control Over Financial Reporting is included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9B.	OTHER INFORMATION
All Registrants
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2024.

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
Executive Officers
The information required by ITEM 10 relating to executive officers is set forth above in ITEM 1. BUSINESS—Executive Officers of the Registrants as of February 12, 2025.
Directors, Director Nomination Process and Audit Committee
The information required under ITEM 10 concerning directors and nominees for election as directors at the annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3)), the audit committee (Item 407(d)(4) and (d)(5)), and the beneficial reporting compliance (Sec. 16(a)) is incorporated herein by reference to information to be contained in Exelon’s Proxy Statement for the 2025 Annual Meeting of Shareholders (2025 Exelon Proxy Statement) and the ComEd information statement (2025 ComEd Information Statement) to be filed with the SEC on or before April 30, 2025 pursuant to Regulation 14A or 14C, as applicable, under the Securities Exchange Act of 1934.
Code of Ethics
Exelon’s Code of Business Conduct is the code of ethics that applies to all directors, officers, and employees of the Registrants and their subsidiaries. The Code of Business Conduct is filed as Exhibit 14 to this report and is available on Exelon’s website at www.exeloncorp.com. The Code of Business Conduct will be made available, without charge, in print to any shareholder who requests such document from Exelon's Corporate Secretary, 10 South Dearborn Street, P.O. Box 805398, Chicago, Illinois 60680-5398.
If any substantive amendments to the Code of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct, to its Chief Executive Officer, Chief Financial Officer or Corporate Controller, Exelon will disclose the nature of such amendment or waiver on Exelon’s website, www.exeloncorp.com, or in a report on Form 8-K.
Insider Trading Policy
The information required under ITEM 10 concerning insider trading policies and procedures (Item 408(b) of Regulation S-K) is incorporated herein by reference to information to be contained in the 2025 Exelon Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
As described earlier in PART II, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA: Note 1 — Significant Accounting Policies, the Consolidated Balance Sheets as of December 31, 2023, for Exelon, BGE, PHI, Pepco, and DPL were revised as of December 31, 2023, to correct the accounting for the RPS obligations and the corresponding Prepaid assets. The error revision required a recovery analysis of incentive-based compensation under the Exelon Financial Restatement Compensation Recoupment Policy (“Recoupment Policy”). The Recoupment Policy is included as Exhibit 97-1 to this report.
In connection with the revision of the financial statements for the fiscal year ended December 31, 2023, Exelon, BGE, PHI, Pepco, and DPL conducted a recovery analysis and concluded that the revision did not affect the incentive-based compensation received by Exelon’s former and current executive officers covered under the Recoupment Policy (each, a “Covered Executive”) with respect to the 2023 fiscal year. As a result, Exelon, BGE, PHI, Pepco, and DPL determined that no Covered Executive received any erroneously awarded incentive-based compensation with respect to the 2023 fiscal year.
The additional information required by this item will be set forth under Executive Compensation Data and Compensation Committee Report in the 2025 Exelon Proxy Statement or the 2025 ComEd Information Statement, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The additional information required by this item will be set forth under Ownership of Exelon Stock in the 2025 Exelon Proxy Statement or the 2025 ComEd Information Statement, which are incorporated herein by reference.

No ComEd securities are authorized for issuance under equity compensation plans.
Securities Authorized for Issuance under Exelon Equity Compensation Plans

	[A]	[B]	[C]
Plan Category	Number of securities to be issued upon exercise of outstanding Options, warrants and rights (Note 1)	Weighted-average price of outstanding Options, warrants and rights (Note 2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [A]) (Note 3)
Equity compensation plans approved by security holders	2,931,752	$—	41,908,566
__________
(1)Balance includes (a) unvested performance shares and unvested restricted stock units that were granted under the Exelon LTIP or predecessor company plans (including shares awarded under those plans and deferred into the stock deferral plan) and (b) deferred stock units granted to directors as part of their compensation. See Note 20 — Stock-Based Compensation Plans of the Combined Notes to Consolidated Financial Statements for additional information about the material features of the plans.
(2)There are no outstanding stock options. The weighted-average price reported in column B does not take the performance shares and shares credited to deferred compensation plans into account.
(3)Includes 10,131,387 shares remaining available for issuance from the employee stock purchase plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The additional information required by this item will be set forth under Related Person Transactions and Director Independence in the 2025 Exelon Proxy Statement or the 2025 ComEd Information Statement, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under Ratification of PricewaterhouseCoopers LLP as Exelon’s Independent Accountant for 2025 in the 2025 Exelon Proxy Statement and the 2025 ComEd Information Statement, which are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(1) Exelon

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 13, 2024 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules:

Schedule I—Condensed Financial Information of Parent (Exelon Corporate) at December 31, 2024 and 2023 and for the Years Ended December 31, 2024, 2023, and 2022

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto.

Exelon Corporation and Subsidiary Companies
 Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Statements of Operations and Other Comprehensive Income

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating expenses
Operating and maintenance	$7	$88	$25
Operating and maintenance from affiliates	8	7	4
Other	1	1	2
Total operating expenses	16	96	31
Operating loss	(16)	(96)	(31)
Other income and (deductions)
Interest expense, net	(593)	(544)	(413)
Equity in earnings of investments	2,887	2,728	2,450
Interest income from affiliates, net	15	9	5
Other, net	22	19	22
Total other income and (deductions)	2,331	2,212	2,064
Income from continuing operations before income taxes	2,315	2,116	2,033
Income taxes	(145)	(212)	(21)
Net income from continuing operations after income taxes	2,460	2,328	2,054
Net income from discontinued operations after income taxes	—	—	116
Net income	$2,460	$2,328	$2,170
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefits reclassified to periodic benefit cost	—	—	(1)
Actuarial losses reclassified to periodic benefit cost	28	26	42
Pension and non-pension postretirement benefit plans valuation adjustments	(70)	(109)	46
Unrealized gain (loss) on cash flow hedges	48	(5)	2
Other comprehensive income (loss)	6	(88)	89
Comprehensive income	$2,466	$2,240	$2,259

See the Notes to Financial Statements

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Net cash flows provided by operating activities	$2,022	$1,486	$1,690
Cash flows from investing activities
Changes in Exelon intercompany money pool	8	(43)	35
Notes receivable from affiliates	—	—	274
Investment in affiliates	(1,568)	(1,864)	(4,011)
Other investing activities	(2)	(1)	—
Net cash flows used in investing activities	(1,562)	(1,908)	(3,702)
Cash flows from financing activities
Changes in short-term borrowings	(99)	78	448
Proceeds from short-term borrowings with maturities greater than 90 days	150	—	1,150
Repayments on short-term borrowings with maturities greater than 90 days	(150)	—	(1,300)
Issuance of long-term debt	1,700	2,500	3,350
Retirement of long-term debt	(715)	(850)	(1,150)
Issuance of common stock	148	140	563
Dividends paid on common stock	(1,523)	(1,433)	(1,334)
Proceeds from employee stock plans	43	41	36
Other financing activities	(36)	(39)	(35)
Net cash flows (used in) provided by financing activities	(482)	437	1,728
(Decrease) increase in cash, restricted cash, and cash equivalents	(22)	15	(284)
Cash, restricted cash, and cash equivalents at beginning of period	26	11	295
Cash, restricted cash, and cash equivalents at end of period	$4	$26	$11
See the Notes to Financial Statements

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Balance Sheets

	December 31,
(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$4	$26
Accounts receivable, net
Other accounts receivable	288	561
Accounts receivable from affiliates	19	14
Notes receivable from affiliates	217	225
Regulatory assets	186	188
Other	19	17
Total current assets	733	1,031
Property, plant, and equipment, net	45	44
Deferred debits and other assets
Regulatory assets	2,851	2,877
Investments in affiliates from continuing operations	40,741	38,545
Deferred income taxes	747	884
Non-pension postretirement benefit asset	186	144
Other	149	107
Total deferred debits and other assets	44,674	42,557
Total assets	$45,452	$43,632
See the Notes to Financial Statements

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Balance Sheets

	December 31,
(In millions)	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$927	$1,026
Long-term debt due within one year	807	500
Accounts payable	142	194
Accrued expenses	155	144
Payables to affiliates	360	361
Regulatory liabilities	11	10
Pension obligations	40	45
Other	3	49
Total current liabilities	2,445	2,329
Long-term debt	11,334	10,713
Deferred credits and other liabilities
Regulatory liabilities	94	92
Pension obligations	4,346	4,268
Deferred income taxes	50	56
Other	262	419
Total deferred credits and other liabilities	4,752	4,835
Total liabilities	18,531	17,877
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 1005 shares and 999 shares outstanding as of December 31, 2024 and 2023, respectively)	21,338	21,114
Treasury stock, at cost (2 shares as of December 31, 2024 and 2023)	(123)	(123)
Retained earnings	6,426	5,490
Accumulated other comprehensive loss, net	(720)	(726)
Total shareholders’ equity	26,921	25,755
Total liabilities and shareholders’ equity	$45,452	$43,632

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
As of December 31, 2024 and 2023, Exelon Corporate owned 100% of all of its significant subsidiaries, either directly or indirectly, except for Commonwealth Edison Company (ComEd), of which Exelon Corporate owns more than 99%. As of February 1, 2022, as a result of the completion of the separation, Exelon Corporate no longer retains any equity ownership interest in Generation or Constellation. The separation of Constellation, including Generation and its subsidiaries, met the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. Accounting rules require certain BSC costs previously allocated to Generation to be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Comprehensive income and cash flows related to Generation have not been segregated and are included in the Condensed Statements of Operations and Comprehensive Income and Condensed Statements of Cash Flows, respectively, for all periods presented. See Note 2 — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for additional information.
2. Regulatory Matters and Retirement Benefits
See Note 3—Regulatory Matters and Note 14—Retirement Benefits of the Combined Notes to Consolidated Financial Statements for Exelon Corporate’s regulatory assets and retirement benefits.
3. Derivative Financial Instruments
See Note 15—Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for Exelon Corporate’s derivatives.
4. Debt and Credit Agreements
Short-Term Borrowings
Exelon Corporate meets its short-term liquidity requirements primarily through the issuance of commercial paper. Exelon Corporate had $426 million in outstanding commercial paper borrowings as of December 31, 2024 and $527 million outstanding commercial paper as of December 31, 2023.
Revolving Credit Agreements
As of December 31, 2024, Exelon Corporate had a $900 million aggregate bank commitment under its existing syndicated revolving facility in which $471 million was available to support additional commercial paper as of December 31, 2024. Exelon Corporate had $3 million outstanding letters of credit as of December 31, 2024. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon Corporate’s credit agreement.
On August 29, 2024, Exelon Corporate entered into a new revolving credit facility with an aggregate bank commitment of $900 million at a variable interest rate of SOFR plus 1.275% which replaced its existing $900 million syndicated revolving credit facility, and extended the maturity date to August 29, 2029.
Exelon Corporate had no outstanding amounts on the revolving credit facilities as of December 31, 2024.

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
 Notes to Financial Statements
Short-Term Loan Agreements
On March 23, 2017, Exelon Corporate entered into a term loan agreement for $500 million. The loan agreement was renewed in the first quarter of 2024 and was bifurcated into two tranches of $350 million and $150 million on March 14, 2024. The agreements will expire on March 14, 2025. Pursuant to the loan agreements, loans made thereunder bear interest at a variable rate equal to SOFR plus 1.05% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon Corporate's Condensed Balance Sheets within Short-term borrowings.
Debt Extinguishment
During the twelve months ended December 31, 2024, Exelon Corporate repurchased a portion of its Senior unsecured notes with a principal balance of $244 million outstanding in exchange for cash of $215 million. The repurchase was accounted for as a debt extinguishment and resulted in a pre-tax gain of $28 million, which is reflected on Exelon Corporate's Condensed Statement of Operations and Comprehensive income within Interest expense, net.
Long-Term Debt
The following tables present the outstanding long-term debt for Exelon Corporate at December 31, 2024 and December 31, 2023:

				Maturity Date	December 31,
	Rates				2024	2023
Long-term debt
Senior unsecured notes	2.75%	-	7.60%	2025 - 2053	$12,095	$10,639
Loan agreement(b)			6.23%	2024	—	500
Total long-term debt					12,095	11,139
Unamortized debt discount and premium, net					(24)	(13)
Unamortized debt issuance costs					(71)	(65)
Fair value adjustment					141	152
Long-term debt due within one year(a)					(807)	(500)
Long-term debt					$11,334	$10,713
__________
(a)Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to SOFR plus 0.85%.
The long-term debt maturities for Exelon Corporate for the periods 2025 through 2029 and thereafter are as follows:

2025	$807
2026	750
2027	650
2028	1,000
2029	650
Thereafter	8,238
Total long-term debt	$12,095
5. Commitments and Contingencies
See Note 18—Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for Exelon Corporate’s commitments and contingencies.
6. Related Party Transactions

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
 Notes to Financial Statements
The financial statements of Exelon Corporate include related party transactions as presented in the tables below:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating and maintenance from affiliates:
BSC(a)	$8	$7	$4
Total operating and maintenance from affiliates:	$8	$7	$4
Interest income (expense) from affiliates, net:
BSC	$11	$6	$4
EEDC(b)	4	3	1
Total interest income from affiliates, net:	$15	$9	$5
Equity in earnings (losses) of investments:
BSC	$—	$—	$(18)
EEDC(b)	2,886	2,727	2,482
PCI	3	2	(9)
Connectiv, LLC	(2)	—	—
Exelon Enterprises	—	1	—
Exelon InQB8R	—	(2)	(4)
Other	—	—	(1)
Total equity in earnings of investments:	$2,887	$2,728	$2,450

Cash contributions received from affiliates	$2,250	$1,978	$2,027

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
 Notes to Financial Statements

	At December 31,
(in millions)	2024	2023
Accounts receivable from affiliates (current):
BSC	$2	$—
ComEd	5	4
PECO	3	2
BGE	2	1
PHISCO	7	7
Total accounts receivable from affiliates (current):	$19	$14
Notes receivable from affiliates (current):
BSC(a)	$154	$160
PHI	63	65
Total notes receivable from affiliates (current):	$217	$225
Investments in affiliates from continuing operations:
BSC(a)	$384	$384
EEDC(b)	39,905	37,705
PCI	57	54
UII	365	365
Voluntary Employee Beneficiary Association trust	—	9
Exelon Enterprises	4	4
Conectiv	14	12
Exelon InQB8R	13	13
Other(c)	(1)	(1)
Total investments in affiliates from continuing operations:	$40,741	$38,545
Accounts payable to affiliates (current):
UII	$360	$360
BSC(a)	—	1
Total accounts payable to affiliates (current):	$360	$361
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

Exelon Corporation and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C				Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2024
Allowance for credit losses(a)	$399	$271	(b)	$22		$179	(c)	$513
Deferred tax valuation allowance	114	—		6		—		120
For the year ended December 31, 2023
Allowance for credit losses(a)	$409	$171	(b)	$20		$201	(c)	$399
Deferred tax valuation allowance	94	—		20		—		114
For the year ended December 31, 2022
Allowance for credit losses(a)	$392	$174	(b)	$28		$185	(c)	$409
Deferred tax valuation allowance	37	—		57	(d)	—		94
__________
(a)Excludes the noncurrent Allowance for credit losses related to PECO’s installment plan receivables of $13 million, $6 million, and $7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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

Report of Independent Registered Public Accounting Firm dated February 12, 2025 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Commonwealth Edison Company and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2024
Allowance for credit losses	$86	$71	(a)	$28	$42	(b)	$143
For the year ended December 31, 2023
Allowance for credit losses	$76	$45	(a)	$13	$48	(b)	$86
For the year ended December 31, 2022
Allowance for credit losses	$90	$24	(a)	$8	$46	(b)	$76
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

Report of Independent Registered Public Accounting Firm dated February 12, 2025 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

PECO Energy Company and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2024
Allowance for credit losses(a)	$103	$88		$(1)	$39	(c)	$151
Deferred tax valuation allowance	7	—		(1)	—		6
For the year ended December 31, 2023
Allowance for credit losses(a)	$114	$43	(b)	$9	$63	(c)	$103
Deferred tax valuation allowance	7	—		—	—		7
For the year ended December 31, 2022
Allowance for credit losses(a)	$112	$44	(b)	$14	$56	(c)	$114
Deferred tax valuation allowance	3	—		4	—		7
__________
(a)Excludes the noncurrent Allowance for credit losses related to PECO’s installment plan receivables of $13 million, $6 million, and $7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(b)The amount charged to costs and expenses includes the amount that was reclassified to the COVID-19 regulatory asset. See Note 3 – Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
(c)Write-offs, net of recoveries of individual accounts receivable.

Baltimore Gas and Electric Company
(4) BGE

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 12, 2025 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022

Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Balance Sheets at December 31, 2024 and 2023

Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2024, 2023 and 2022

Notes to Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Baltimore Gas and Electric Company
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2024
Allowance for credit losses	$53	$39	(a)	$4	$34	(b)	$62
Deferred tax valuation allowance	3	—		—	—		3
For the year ended December 31, 2023
Allowance for credit losses	$64	$26	(a)	$5	$42	(b)	$53
Deferred tax valuation allowance	3	—		—	—		3
For the year ended December 31, 2022
Allowance for credit losses	$47	$37	(a)	$6	$26	(b)	$64
Deferred tax valuation allowance	—	—		3	—		3
__________
(a)The amount charged to costs and expenses includes the amount that was reclassified to Regulatory assets/liabilities under different mechanisms as approved by the MDPSC.
(b)Write-offs, net of recoveries of individual accounts receivable.

Pepco Holdings LLC and Subsidiary Companies
(5) PHI

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 12, 2025 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Pepco Holdings LLC and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C				Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2024
Allowance for credit losses	$157	$73	(a)	$(9)		$64	(b)	$157
Deferred tax valuation allowance	35	—		(3)		—		32
For the year ended December 31, 2023
Allowance for credit losses	$155	$57	(a)	$(7)		$48	(b)	$157
Deferred tax valuation allowance	35	—		—		—		35
For the year ended December 31, 2022
Allowance for credit losses	$143	$69	(a)	$—		$57	(b)	$155
Deferred tax valuation allowance	31	—		4	(c)	—		35
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

Report of Independent Registered Public Accounting Firm dated February 12, 2025 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022

Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Balance Sheets at December 31, 2024 and 2023

Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2024, 2023 and 2022

Notes to Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Potomac Electric Power Company
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2024
Allowance for credit losses	$80	$48	(a)	$(10)	$32	(b)	$86
For the year ended December 31, 2023
Allowance for credit losses	$72	$31	(a)	$(5)	$18	(b)	$80
For the year ended December 31, 2022
Allowance for credit losses	$53	$36	(a)	$4	$21	(b)	$72
__________
(a)The amount charged to costs and expenses includes the amount that was reclassified to Regulatory assets/liabilities under different mechanisms as approved by the DCPSC and MDPSC.
(b)Write-offs, net of recoveries of individual accounts receivable.

Delmarva Power & Light Company
(7) DPL

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 12, 2025 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022

Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Balance Sheets at December 31, 2024 and 2023

Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2024, 2023 and 2022

Notes to Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Delmarva Power & Light Company
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2024
Allowance for credit losses	$27	$11	(a)	$—	$12	(b)	$26
Deferred tax valuation allowance	32	—		(3)	—		29
For the year ended December 31, 2023
Allowance for credit losses	$28	$10	(a)	$—	$11	(b)	$27
Deferred tax valuation allowance	32	—		—	—		32
For the year ended December 31, 2022
Allowance for credit losses	$26	$13	(a)	$(2)	$9	(b)	$28
Deferred tax valuation allowance	31	—		1	—		32
__________
(a)The amount charged to costs and expenses includes the amount that was reclassified to Regulatory assets/liabilities under different mechanisms as approved by the DEPSC and MDPSC.
(b)Write-offs, net of recoveries of individual accounts receivable.

Atlantic City Electric Company and Subsidiary Company
(8) ACE

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 12, 2025 of PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Atlantic City Electric Company and Subsidiary Company
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
(In millions)
For the year ended December 31, 2024
Allowance for credit losses	$50	$14	(a)	$1	$20	(b)	$45
For the year ended December 31, 2023
Allowance for credit losses	$55	$16	(a)	(2)	$19	(b)	$50
For the year ended December 31, 2022
Allowance for credit losses	$64	$20	(a)	$(2)	$27	(b)	$55
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
(2) Plans of acquisition, reorganization, arrangement, liquidation, or succession

Exhibit No.	Description	Location
2-1	Separation Agreement, dated January 31, 2022, between Exelon Corporation and Constellation Energy Corporation	File No. 001-16169, Form 8K dated February 2, 2022, Exhibit 2.1
(3) Articles of Incorporation and Bylaws
Exelon Corporation

Exhibit No.	Description	Location
3-1	Amended and Restated Articles of Incorporation of Exelon Corporation, as amended April 30, 2024	File No. 001-16169, Form 10-Q dated August 1, 2024, Exhibit 3.1

3-2	Amended and Restated Bylaws of Exelon Corporation, as amended on April 30, 2024	File No. 001-16169, Form 10-Q dated August 1, 2024, Exhibit 3.2
Baltimore Gas and Electric Company

Exhibit No.	Description	Location
3-3	Articles of Restatement to the Charter of Baltimore Gas and Electric Company, restated as of August 16, 1996	File No. 001-01910, Form 10-Q dated November 14, 1996, Exhibit 3

3-4	Articles of Amendment to the Charter of Baltimore Gas and Electric Company as of February 2, 2010	File No. 001-01910, Form 8-K dated February 4, 2010, Exhibit 3.1

3-5	Amended and Restated Bylaws of Baltimore Gas and Electric Company dated August 3, 2020	File No. 001-01910, Form 10-Q dated August 4, 2020, Exhibit 3.4

Commonwealth Edison Company

Exhibit No.	Description	Location
3-6	Restated Articles of Incorporation of Commonwealth Edison Company Effective February 20, 1985, including Statements of Resolution Establishing Series, relating to the establishment of three new series of Commonwealth Edison Company preference stock known as the “$9.00 Cumulative Preference Stock,” the “$6.875 Cumulative Preference Stock” and the “$2.425 Cumulative Preference Stock”	File No. 001-01839, Form 10-K dated March 30, 1995, Exhibit 3.2

3-7	Amended and Restated Bylaws of Commonwealth Edison Company, Effective February 22, 2021	File No. 001-01839, Form 10-K dated February 24, 2021, Exhibit 3.6
PECO Energy Company

Exhibit No.	Description	Location
3-8	Amended and Restated Articles of Incorporation of PECO Energy Company	File No. 001-01401, Form 10-K dated April 2, 2001, Exhibit 3.3

3-9	Amended and Restated Bylaws of PECO Energy Company dated August 3, 2020	File No. 000-16844, Form 10-Q dated August 4, 2020, Exhibit 3.3
Pepco Holdings LLC

Exhibit No.	Description	Location
3-10	Certificate of Formation of Pepco Holdings LLC, dated March 23, 2016	File No. 001-31403, Form 8-K dated March 24, 2016, Exhibit 3.2

3-11	Amended and Restated Limited Liability Company Agreement of Pepco Holdings LLC, dated August 3, 2020	File No. 001-31403, Form 10-Q dated August 4, 2020, Exhibit 3.5
Atlantic City Electric Company

Exhibit No.	Description	Location
3-12	Restated Certificate of Incorporation of Atlantic City Electric Company (filed in New Jersey on August 9, 2002)	File No. 001-03559, Amendment No. 1 to Form U5B dated February 13, 2003, Exhibit B.8.1

3-13	Bylaws of Atlantic City Electric Company	File No. 001-03559, Form 10-Q dated May 9, 2005, Exhibit 3.2.2
Delmarva Power & Light Company

Exhibit No.	Description	Location
3-14	Restated Certificate and Articles of Incorporation of Delmarva Power & Light Company (as filed in Delaware and Virginia)	File No. 001-01405, Form 10-K dated March 1, 2007, Exhibit 3.3

3-15	Bylaws of Delmarva Power & Light Company	File No. 001-01405, Form 10-Q dated May 9, 2005, Exhibit 3.2.1

Potomac Electric Power Company

Exhibit No.	Description	Location
3-16	Restated Articles of Incorporation of Potomac Electric Power Company (as filed in the District of Columbia)	File No. 001-31403, Form 10-Q dated May 5, 2006, Exhibit 3.1

3-17	Restated Articles of Incorporation and Articles of Restatement of Potomac Electric Power Company (as filed in Virginia)	File No. 001-01072, Form 10-Q dated November 4, 2011, Exhibit 3.3

3-18	Bylaws of Potomac Electric Power Company	File No. 001-01072, Form 10-Q dated May 5, 2006, Exhibit 3.2
(4) Instruments Defining the Rights of Securities Holders, Including Indentures
Exelon Corporation

Exhibit No.	Description	Location
4-1	Exelon Corporation Direct Stock Purchase Plan	File No. 333-222989, Prospectus 424(b)(2) dated June 30, 2023

4-2	Indenture dated May 1, 2001 between Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 10-Q dated July 26, 2005, Exhibit 4.10

4-3	Form of $500,000,000 5.625% senior notes due 2035 dated June 9, 2005 issued by Exelon Corporation	File No. 001-16169, Form 8-K dated June 9, 2005, Exhibit 99.3

4-4	Indenture, dated as of June 17, 2014, between Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.1

4-4-1	First Supplemental Indenture, dated as of June 17, 2014, between Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.2

4-4-2	Second Supplemental Indenture, dated April 3, 2017, between Exelon and The Bank of New York Mellon Trust Company, N.A., as trustee, to that certain Indenture (For Unsecured Subordinated Debt Securities), dated June 17, 2014	File No. 001-16169, Form 8-K dated April 4, 2017, Exhibit 4.3

4-5	Indenture, dated as of June 11, 2015, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated June 11, 2015, Exhibit 4.1

4-5-1	First Supplemental Indenture, dated as of June 11, 2015, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated June 11, 2015, Exhibit 4.2

Exhibit No.	Description	Location
4-5-2	Second Supplemental Indenture, dated as of December 2, 2015, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated December 2, 2015, Exhibit 4.1

4-5-3	Third Supplemental Indenture, dated as of April 7, 2016, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated April 7, 2016, Exhibit 4.2

4-5-4	Fourth Supplemental Indenture, dated as of April 1, 2020, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated April 1, 2020, Exhibit 4.2

4-5-5	Fifth Supplemental Indenture, dated as of March 7, 2022, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated March 7, 2022, Exhibit 4.2

4-5-6	Sixth Supplemental Indenture, dated as of February 1, 2023, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated February 21, 2023, Exhibit 4.2

4-5-7	Seventh Supplemental Indenture, dated as of February 27, 2024, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated February 27, 2024, Exhibit 4.2

4-6	Description of Exelon Securities	File No. 001-16169, Form 10-K dated February 11, 2020, Exhibit 4.63

Baltimore Gas and Electric Company

Exhibit No.	Description	Location
4-7	Indenture dated as of July 24, 2006 between Baltimore Gas and Electric Company and Deutsche Bank Trust Company Americas, as trustee	File No. 333-135991, Registration Statement on Form S-3 dated July 24, 2006, Exhibit 4(b)

4-8	Form of 2.400% notes due 2026 issued August 18, 2016 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated August 18, 2016, Exhibit 4.1

4-9	Form of 3.500% Note due 2046 issued August 18, 2016 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated August 18, 2016, Exhibit 4.2

4-10	Form of 3.750% Note due 2047 issued August 24, 2017 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated August 24, 2017, Exhibit 4.1

4-11	Form of 4.550% Note due 2052 issued June 6, 2022 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated June 6, 2022, Exhibit 4.2

4-12	Form of 5.400% Note due 2053 issued May 10, 2023 by Baltimore Gas and Electric	File No. 001-01910, Form 8-K dated May 10, 2023, Exhibit 4.2

4-13	Form of 5.300% Note due 2034 issued June 1, 2024 by Baltimore Gas and Electric	File No. 001-01910, Form 8-K dated June 06, 2024, Exhibit 4.1
4-14	Form of 5.650% Note due 2054 issued June 1, 2024 by Baltimore Gas and Electric	File No. 001-01910, Form 8-K dated June 06, 2024, Exhibit 4.2

4-15	Indenture, dated as of September 1, 2019, between Baltimore Gas and Electric Company and U.S. Bank N.A., as trustee	File No. 001-01910, Form 8-K dated September 12, 2019, Exhibit 4.1

Commonwealth Edison Company

Exhibit No.	Description	Location
4-16	Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Mellon Trust Company of Illinois, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944	Registration No. 2-60201, Form S-7, Exhibit 2-1(a)

4-16-1	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of January 13, 2003	File No. 001-01839, Form 8-K dated February 13, 2003, Exhibit 4.4

4-16-2	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 22, 2006	File No. 001-01839, Form 8-K dated March 6, 2006, Exhibit 4.1

Exhibit No.	Description	Location

4-16-3	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of March 1, 2007	File No. 001-01839, Form 8-K dated March 23, 2007, Exhibit 4.1

4-16-4	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of December 20, 2007	File No. 001-01839, Form 8-K dated January 16, 2008, Exhibit 4.1

4-16-5	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of September 17, 2012	File No. 001-01839, Form 8-K dated October 1, 2012, Exhibit 4.1

4-16-6	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of August 1, 2013	File No. 001-01839, Form 8-K dated August 19, 2013, Exhibit 4.1

4-16-7	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of January 2, 2014	File No. 001-01839, Form 8-K dated January 10, 2014, Exhibit 4.1

4-16-8	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 18, 2015	File No. 001-01839, Form 8-K dated March 2, 2015, Exhibit 4.1

4-16-9	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of November 4, 2015	File No. 001-01839, Form 8-K dated November 19, 2015, Exhibit 4.1

4-16-10	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of June 15, 2016	File No. 001-01839, Form 8-K dated June 27, 2016, Exhibit 4.1

4-16-11	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of August 9, 2017	File No. 001-01839, Form 8-K dated August 23, 2017, Exhibit 4.1

4-16-12	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 6, 2018	File No. 001-01839, Form 8-K dated February 20, 2018, Exhibit 4.1

4-16-13	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of July 26, 2018	File No. 001-01839, Form 8-K dated August 14, 2018, Exhibit 4.1

4-16-14	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 7, 2019	File No. 001-01839, Form 8-K dated February 19, 2019, Exhibit 4.1

4-16-15	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of October 29, 2019	File No. 001-01839, Form 8-K dated November 12, 2019, Exhibit 4.1

4-16-16	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 10, 2020	File No. 001-01839, Form 8-K dated February 25, 2020, Exhibit 4.1

4-16-17	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 16, 2021	File No. 001-01839, Form 8-K dated March 9, 2021, Exhibit 4.1

Exhibit No.	Description	Location
4-16-18	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of August 2, 2021	File No. 001-01839, Form 8-K dated August 12, 2021, Exhibit 4.1

4-16-19	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of February 23, 2022	File No. 001-01839, Form 8-K/A dated March 15, 2022, Exhibit 4.1

4-16-20	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of December 21, 2022	File No. 001-01839, Form 8-K dated January 10, 2023, Exhibit 4.1

4-16-21	Supplemental Indenture to Commonwealth Edison Company Mortgage dated as of May 1, 2024	File No. 001-01839, Form 8-K dated May 13, 2024, Exhibit 4.1

4-16	Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee	File No. 001-01839, Form 10-K dated April 1, 2002, Exhibit 4.4.2

4-17	Instrument dated as of January 31, 1996, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923 and Indentures Supplemental thereto, regarding individual	File No. 001-01839, Form 10-K dated March 29, 1996, Exhibit 4.29

4-18	Description of ComEd Securities	File No. 001-16169, Form 10-K dated February 11, 2020, Exhibit 4.65
PECO Energy Company

Exhibit No.	Description	Location
4-19	First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (U.S. Bank N.A., as current successor trustee)	Registration No. 2-2281, Exhibit B-1(a)

4-19-1	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of December 1, 1941	Registration No. 2-4863, Exhibit B-1(h)(a)

4-19-2	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of April 15, 2004	File No. 000-16844, Form 10-Q dated September 30, 2004, Exhibit 4-1-1

4-19-3	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 15, 2006	File No. 000-16844, Form 8-K dated September 25, 2006, Exhibit 4.1

4-19-4	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of March 1, 2007	File No. 000-16844, Form 8-K dated March 19, 2007, Exhibit 4.1

Exhibit No.	Description	Location

4-19-5	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 1, 2014	File No. 000-16844, Form 8-K dated September 15, 2014, Exhibit 4.1

4-19-6	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 15, 2015	File No. 000-16844, Form 8-K dated October 5, 2015, Exhibit 4.1

4-19-7	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 1, 2017	File No. 000-16844, Form 8-K dated September 18, 2017, Exhibit 4.1

4-19-8	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of February 1, 2018	File No. 000-16844, Form 8-K dated February 23, 2018, Exhibit 4.1

4-19-9	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 1, 2018	File No. 000-16844, Form 8-K dated September 11, 2018, Exhibit 4.1

4-19-10	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of August 15, 2019	File No. 000-16844, Form 8-K dated September 10, 2019, Exhibit 4.1

4-19-11	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of June 1, 2020	File No. 000-16844, Form 8-K dated June 8, 2020, Exhibit 4.1

4-19-12	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of February 15, 2021	File No. 000-16844, Form 8-K dated March 8, 2021, Exhibit 4.1

4-19-13	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of September 1, 2021	File No. 000-16844, Form 8-K dated September 14, 2021, Exhibit 4.1

4-19-14	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of May 1, 2022	File No. 000-16844, Form 8-K dated May 24, 2022, Exhibit 4.1

4-19-15	Supplemental Indenture to PECO Energy Company’s First and Refunding Mortgage dated as of August 1, 2022	File No. 000-16844, Form 8-K dated August 23, 2022, Exhibit 4.1

4-19-16	Supplemental Indenture to PECO Energy Company's First and Refunding Mortgage dated as of June 1, 2023	File No. 001-16844, Form 8-K dated June 23, 2023, Exhibit 4.1

4-19-17	Supplemental Indenture to PECO Energy Company's First and Refunding Mortgage dated as of August 15, 2024	File No. 001-16844, Form 8-K dated September 10, 2024, Exhibit 4.1

4-20	Indenture to Subordinated Debt Securities dated as of June 24, 2003 between PECO Energy Company, as Issuer, and U.S. Bank N.A., as Trustee	File No. 000-16844, Form 10-Q dated July 30, 2003, Exhibit 4.1

Exhibit No.	Description	Location
4-21	Preferred Securities Guarantee Agreement between PECO Energy Company, as Guarantor, and U.S. Bank N.A., as Trustee, dated as of June 24, 2003	File No. 000-16844, Form 10-Q dated July 30, 2003, Exhibit 4.2

4-22	PECO Energy Capital Trust IV Amended and Restated Declaration of Trust among PECO Energy Company, as Sponsor, U.S. Bank Trust N.A., as Delaware Trustee and Property Trustee, and J. Barry Mitchell, George R. Shicora and Charles S. Walls as Administrative Trustees dated as of June 24, 2003	File No. 000-16844, Form 10-Q dated July 30, 2003, Exhibit 4.3

Atlantic City Electric Company

Exhibit No.	Description	Location
4-23	Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic City Electric Company and The Bank of New York Mellon (formerly Irving Trust Company), as trustee	2-66280, Registration Statement dated December 21, 1979, Exhibit 2(a)(a)

4-23-1	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of June 1, 1949	2-66280, Registration Statement dated December 21, 1979, Exhibit 2(b)(a)

4-23-2	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of March 1, 1991	Form 10-K dated March 28, 1991, Exhibit 4(d)(1)(a)

4-23-3	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of April 1, 2004	File No. 001-03559, Form 8-K dated April 6, 2004, Exhibit 4.3

4-23-4	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of March 8, 2006	File No. 001-03559, Form 8-K dated March 17, 2006, Exhibit 4

4-23-5	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of December 1, 2015	File No. 001-03559, Form 8-K dated December 2, 2015, Exhibit 4.2 (included as Exhibit A to Exhibit 1.1).

4-23-6	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of October 9, 2018	File No. 001-03559, Form 8-K dated October 16, 2018, Exhibit 4.1

4-23-7	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of May 2, 2019	File No. 001-03559, Form 8-K dated May 21, 2019, File No. 4.3

4-23-8	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of June 1, 2020	File No. 001-03559, Form 8-K dated June 9, 2020, Exhibit 4.2

4-23-9	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of February 15, 2021	File No. 001-03559, Form 8-K dated March 10, 2021, Exhibit 4.1

4-23-10	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of November 1, 2021	File No. 001-03559, Form 8-K dated November 16, 2021, Exhibit 4.2

4-23-11	Supplemental Indenture to Atlantic City Electric Company Mortgage dated as of February 1, 2022	File No. 001-03559, Form 8-K dated February 15, 2022, Exhibit 4.2

4-23-12	Supplemental Indenture to the Atlantic City Electric Company Mortgage and Deed of Trust, dated as of March 1, 2023	File No. 001-03559, Form 8-K dated March 15, 2023, Exhibit 4.2

4-23-13	Supplemental Indenture to the Atlantic City Electric Company Mortgage and Deed of Trust, dated as of March 1, 2024	File No. 001-03559, Form 8-K dated March 20, 2024, Exhibit 4.2

4-24	Pollution Control Facilities Loan Agreement, dated as of June 1, 2020, between The Pollution Control Financing Authority of Salem County and Atlantic City Electric	File No. 001-03559, Form 8-K dated June 2, 2020, Exhibit 4.1

Delmarva Power & Light Company

Exhibit No.	Description	Location
4-25	Mortgage and Deed of Trust of Delaware Power & Light Company to The Bank of New York Mellon (ultimate successor to the New York Trust Company), as trustee, dated as of October 1, 1943, and copies of the First through Sixty-Eighth Supplemental Indentures thereto	33-1763, Registration Statement dated November 27, 1985, Exhibit 4-(A)(a)

4-25-1	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of October 1, 1993	33-53855, Registration Statement dated January 30, 1995, Exhibit 4-L(a)

4-25-2	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of October 1, 1994	33-53855, Registration Statement dated January 30, 1995, Exhibit 4-N(a)

4-25-3	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of May 4, 2015	File No. 001-01405, Form 8-K dated May 5, 2015, Exhibit 4.2

4-25-4	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of December 5, 2016	File No. 001-01405, Form 8-K dated December 12, 2016, Exhibit 4.2

4-25-5	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of June 1, 2018	File No. 001-01405, Form 8-K dated June 21, 2018, Exhibit 4.2

4-25-6	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of May 2, 2019	File No. 001-01405, Form 8-K dated December 12, 2019, Exhibit 4.2

4-25-7	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of January 1, 2020	File No. 001-01405, Form 10-Q dated May 8, 2020, Exhibit 4.4

4-25-8	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of June 1, 2020	File No. 001-01405, Form 8-K dated June 9, 2020, Exhibit 4.4

4-25-9	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of February 15, 2021	File No. 001-01405, Form 8-K dated March 30, 2021, Exhibit 4.4

4-25-10	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of February 1, 2022	File No. 001-01405, Form 8-K dated February 15, 2022, Exhibit 4.4

4-25-11	Supplemental Indenture to Delmarva Power & Light Company Mortgage dated as of January 1, 2022	File No. 001-01405, Form 10-Q dated May 9, 2022, Exhibit 4.1

4-25-12	Supplemental Indenture to the Delmarva Power & Light Company Mortgage and Deed of Trust, dated as of March 1, 2023	File No. 001-01405, Form 8-K dated March 15, 2023, Exhibit 4.4

Exhibit No.	Description	Location
4-25-13	Supplemental Indenture to the Delmarva Power & Light Company Mortgage and Deed of Trust, dated as of March 1, 2024	File No. 001-01405, Form 8-K dated March 20, 2024, Exhibit 4.4

4-26	Gas Facilities Loan Agreement, dated as of July 1, 2020, between The Delaware Economic Development Authority and Delmarva Power & Light Company	File No. 001-01405, Form 8-K dated July 1, 2020, Exhibit 4.1
Potomac Electric Power Company

Exhibit No.	Description	Location
4-27	Mortgage and Deed of Trust, dated July 1, 1936, of Potomac Electric Power Company to The Bank of New York Mellon as successor trustee, securing First Mortgage Bonds of Potomac Electric Power Company, and Supplemental Indenture dated July 1, 1936	File No. 2-2232, Registration Statement dated June 19, 1936, Exhibit B-4(a)

4-27-1	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of December 10, 1939	8-K dated January 3, 1940, Exhibit B(a)

4-27-2	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 16, 2004	File No. 001-01072, Form 8-K dated March 23, 2004, Exhibit 4.3

4-27-3	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of May 24, 2005	File No. 001-01072, Form 8-K dated May 26, 2005, Exhibit 4.2

4-27-4	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of November 13, 2007	File No. 001-01072, Form 8-K dated November 15, 2007, Exhibit 4.2

4-27-5	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 24, 2008	File No. 001-01072, Form 8-K dated March 28, 2008, Exhibit 4.1

4-27-6	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of December 3, 2008	File No. 001-01072, Form 8-K dated December 8, 2008, Exhibit 4.2

4-27-7	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 11, 2013	File No. 001-01072, Form 8-K dated March 12, 2013, Exhibit 4.2

4-27-8	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of November 14, 2013	File No. 001-01072, Form 8-K dated November 15, 2013, Exhibit 4.2

4-27-9	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 9, 2015	File No. 001-01072, Form 8-K dated March 10, 2015, Exhibit 4.3

4-27-10	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of May 15, 2017	File No. 001-01072, Form 8-K dated May 22, 2017, Exhibit 4.2

Exhibit No.	Description	Location
4-27-11	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of June 1, 2018	File No. 001-01072, Form 8-K dated June 21, 2018, Exhibit 4.2

4-27-12	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of May 2, 2019	File No. 001-01072, Form 8-K dated June 13, 2019, Exhibit 4.2

4-27-13	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of February 12, 2020	File No. 001-01072, Form 8-K dated February 25, 2020, Exhibit 4.2

4-27-14	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of February 15, 2021	File No. 001-01072, Form 8-K dated March 30, 2021, Exhibit 4.4

4-27-15	Supplemental Indenture to Potomac Electric Power Company Mortgage dated as of March 1, 2022	File No. 001-01072, Form 8-K dated March 24, 2022, Exhibit 4.2

4-27-16	Supplemental Indenture to the Potomac Electric Power Company Mortgage and Deed of Trust, dated as of March 1, 2023	File No. 001-01072, Form 8-K dated March 15, 2023, Exhibit 4.6

4-27-17	Supplemental Indenture to the Potomac Electric Power Company Mortgage and Deed of Trust, dated as of February 15, 2024	File No. 001-01072, Form 8-K dated March 4, 2024, Exhibit 4.3

4-28	Exempt Facilities Loan Agreement dated as of June 1, 2019 between the Maryland Economic Development Corporation and Potomac Electric Power Company	File No. 001-01072, Form 8-K dated June 27, 2019, Exhibit 4.1
(10) Material Contracts
Exelon Corporation

Exhibit No.	Description	Location
10-1	Transition Services Agreement, dated January 31, 2022, between Exelon Corporation and Constellation Energy Corporation	File No. 001-16169, Form 8K dated February 2, 2022, Exhibit 10.1

10-2	Tax Matters Agreement, dated January 31, 2022, between Exelon Corporation and Constellation Energy Corporation	File No. 001-16169, Form 8K dated February 2, 2022, Exhibit 10.2

10-3	Employee Matters Agreement, dated January 31, 2022, between Exelon Corporation and Constellation Energy Corporation	File No. 001-16169, Form 8K dated February 2, 2022, Exhibit 10.3

10-4	Amended and Restated Credit Agreement for $900,000,000 dated August 29, 2024, between Exelon Corporation and various financial institutions	File No. 001-16169, Form 10-K dated October 30, 2024, Exhibit 10.1

10-5	Exelon Corporation Non-Employee Directors’ Deferred Stock Unit Plan (As Amended and Restated Effective April 28, 2020)	File No. 001-16169, Form 10-Q dated August 4, 2020, Exhibit 10.1

Exhibit No.	Description	Location
10-6	Form of Exelon Corporation Unfunded Deferred Compensation Plan for Directors (as amended and restated Effective March 12, 2012) *	File No. 001-16169, Form 10-K dated February 13, 2015, Exhibit 10.3

10-7	Exelon Corporation Supplemental Management Retirement Plan (As Amended and Restated Effective January 1, 2009) *	File No. 001-16169, Form 10-K dated February 6, 2009, Exhibit 10.19

10-8	Exelon Corporation Employee Stock Purchase Plan, as amended and restated effective September 25, 2019	File No. 001-16169, Form 10-Q dated October 31, 2019, Exhibit 10.3

10-9	Exelon Corporation Employee Stock Purchase Plan for Unincorporated Subsidiaries, as amended and restated effective September 25, 2019	File No. 001-16169, Form 10-Q dated October 31, 2019, Exhibit 10.4

10-10	Exelon Corporation 2020 Long-Term Incentive Plan (Effective April 28, 2020)	File No. 001-16169, Proxy Statement dated March 18, 2020, Appendix A

10-11	Exelon Corporation 2020 Long-Term Incentive Plan Prospectus, dated May 27, 2020	File No. 001-16169, Form 10-Q dated August 4, 2020, Exhibit 10.3

10-12	Form of Restricted Stock Unit Award Notice and Agreement under the Exelon Corporation 2020 Long-Term Incentive Plan	File No. 001-16169, Form 10-Q dated August 4, 2020, Exhibit 10.4

10-13	Form of Performance Share Award Notice and Agreement under the Exelon Corporation 2020 Long-Term Incentive Plan	File No. 001-16169, Form 10-Q dated August 4, 2020, Exhibit 10.5

10-14	Exelon Corporation Senior Management Severance Plan as Amended and Restated effective February 1, 2024	File No. 001-16169, Form 10-K dated February 21, 2024, Exhibit 10.15.1

10-15	Form of Separation Agreement under Exelon Corporation Senior Management Severance Plan (As Amended and Restated Effective January 1, 2020)	File No. 001-16169, Form 10-K dated February 11, 2020, Exhibit 10.21

10-16	Exelon Corporation Executive Death Benefits Plan dated as of January 1, 2003 *	File No. 001-16169, Form 10-K dated February 13, 2007, Exhibit 10.52

10-16-1	First Amendment to Exelon Corporation Executive Death Benefits Plan, Effective January 1, 2006 *	File No. 001-16169, Form 10-K dated February 13, 2007, Exhibit 10.53

10-17	Exelon Corporation Deferred Compensation Plan (As Amended and Restated Effective December 1, 2024)	Filed herewith

Exhibit No.	Description	Location
10-18	Exelon Corporation Stock Deferral Plan (As Amended and Restated Effective September 25, 2019)	File No. 001-16169, Form 10-Q dated October 31, 2019, Exhibit 10.5

10-19	2023 Amendment to Certain Plans of Exelon Corporation	File No. 001-16169, Form 10-K dated February 24, 2021, Exhibit 10.22

10-20	Constellation Energy Group Benefits Restoration Plan (As Amended and Restated Effective January 1, 2025)	Filed herewith
Commonwealth Edison Company

Exhibit No.	Description	Location
10-21	Deferred Prosecution Agreement, dated July 17, 2020, between Commonwealth Edison Company and the U.S. Department of Justice and the U.S. Attorney for the Northern District of Illinois	File No. 001-01839, Form 8-K dated July 17, 2020, Exhibit 10.1

10-22	Amended and Restated Credit Agreement for $1,000,000,000 dated August 29, 2024, between Commonwealth Edison Company and various financial institutions	File No. 001-01839, Form 10-K dated October 30, 2024, Exhibit 10.2
Baltimore Gas and Electric Company

Exhibit No.	Description	Location
10-23	Amended and Restated Credit Agreement for $600,000,000 dated August 29, 2024, between Baltimore Gas and Electric Company and various financial institutions	File No. 001-01910, Form 10-K dated October 30, 2024, Exhibit 10.4
PECO Energy Company

Exhibit No.	Description	Location
10-25	PECO Energy Company Supplemental Pension Benefit Plan (As Amended and Restated Effective January 1, 2009)	File No. 000-16844, Form 10-K dated February 6, 2009, Exhibit 10.20

10-26	Amended and Restated Credit Agreement for $600,000,000 dated August 29, 2024, between PECO Energy Company and various financial institutions	File No. 000-16844, Form 10-K dated October 30, 2024, Exhibit 10.3

Atlantic City Electric Company, Potomac Electric Power Company, Delmarva Power & Light Company

Exhibit No.	Description	Location
10-27	Bond Purchase Agreement, dated December 1, 2015, among Atlantic City Electric Company and the purchasers signatory thereto	File No. 001-03559, Form 8-K dated December 2, 2015, Exhibit 1.1

10-28	Amended and Restated Credit Agreement for $900,000,000 dated August 29, 2024, between Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company and various financial institutions	File Nos. 001-010172, 001-01405, 001-03559, Form 10-K dated October 30, 2024, Exhibit 10.5

(14) Code of Ethics
Exelon Corporation

Exhibit No.	Description	Location
14-1	Exelon Code of Conduct, as amended December 04, 2024	Filed herewith.
(19) Insider trading policies and procedures
Exelon Corporation

Exhibit No.	Description	Location
19-1	Exelon Insider Trading Policy	File No. 001-16169, Form 10-K dated February 21, 2024, Exhibit 19.1
(97) Policy Relating to Recovery of Erroneously Awarded Compensation
Exelon Corporation

Exhibit No.	Description	Location
97-1	Exelon Financial Restatement Compensation Recoupment Policy	File No. 001-16169, Form 10-K dated February 21, 2024, Exhibit 97.1

Exhibit No.	Description
Subsidiaries

21-1	Exelon Corporation

21-2	Commonwealth Edison Company

21-3	PECO Energy Company

21-4	Baltimore Gas and Electric Company

21-5	Pepco Holdings LLC

21-6	Potomac Electric Power Company

21-7	Delmarva Power & Light Company

21-8	Atlantic City Electric Company

Consent of Independent Registered Public Accountants

23-1	Exelon Corporation

23-2	Commonwealth Edison Company

Exhibit No.	Description

23-3	Potomac Electric Power Company

Power of Attorney (Exelon Corporation)

24-1	Anna Richo

24-2	Calvin G. Butler, Jr.

24-3	W. Paul Bowers

24-4	Marjorie Rodgers Cheshire

24-5	Matthew Rogers

24-6	Linda P. Jojo

24-7	Charisse R. Lillie

24-8	John F. Young

24-9	Bryan Segedi

Power of Attorney (Commonwealth Edison Company)

24-10	Michael A. Innocenzo

24-11	Elizabeth Buchanan

24-12	Stephen Bowman

24-13	Ricardo Estrada

24-14	Zaldwaynaka Scott

24-15	Smita Shah

24-16	Gil C. Quiniones

Power of Attorney (PECO Energy Company)

24-17	Nicholas Bertram

24-18	Michael A. Innocenzo

24-19	John S. Grady

24-20	David M. Velazquez

24-21	Sharmain Matlock-Turner

24-22	Michael Nutter

24-23	Michelle Hong

24-24	Roberto E. Perez

Power of Attorney (Baltimore Gas and Electric Company)

24-25	Michael A. Innocenzo

24-26	Carim V. Khouzami

24-27	Keith Lee

24-28	Rachel Garbow Monroe

24-29	Byron Marchant

Exhibit No.	Description
24-30	Tim Regan

24-31	Amy Seto

24-32	Maria Harris Tildon

Power of Attorney (Pepco Holdings LLC)

24-33	Antoine Allen

24-34	J. Tyler Anthony

24-35	Michael A. Innocenzo

24-36	Debra P. DiLorenzo

24-37	Benjamin Wu

24-38	Linda W. Cropp

24-39	Rosie Allen-Herring

Power of Attorney (Potomac Electric Power Company)

24-40	J. Tyler Anthony

24-41	David M. Vahos

24-42	Michael A. Innocenzo

24-43	Rodney Oddoye

24-44	Valencia McClure

24-45	Tamla Olivier

24-46	Anne C. Bancroft

Power of Attorney (Delmarva Power & Light Company)

24-47	J. Tyler Anthony

24-48	Michael A. Innocenzo

Power of Attorney (Atlantic City Electric Company)

24-49	J. Tyler Anthony

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2024 filed by the following officers for the following registrants:

Exhibit No.	Description
31-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

31-2	Filed by Jeanne M. Jones for Exelon Corporation

31-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

31-4	Filed by Joshua S. Levin for Commonwealth Edison Company

31-5	Filed by David M. Velazquez for PECO Energy Company

31-6	Filed by Marissa E. Humphrey for PECO Energy Company

31-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

Exhibit No.	Description

31-8	Filed by Michael J. Cloyd for Baltimore Gas and Electric Company

31-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

31-10	Filed by David M. Vahos for Pepco Holdings LLC

31-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

31-12	Filed by David M. Vahos for Potomac Electric Power Company

31-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

31-14	Filed by David M. Vahos for Delmarva Power & Light Company

31-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

31-16	Filed by David M. Vahos for Atlantic City Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Annual Report on Form 10-K for the year ended December 31, 2024 filed by the following officers for the following registrants:

Exhibit No.	Description
32-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

32-2	Filed by Jeanne M. Jones for Exelon Corporation

32-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

32-4	Filed by Joshua S. Levin for Commonwealth Edison Company

32-5	Filed by David M. Velazquez for PECO Energy Company

32-6	Filed by Marissa E. Humphrey for PECO Energy Company

32-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

32-8	Filed by Michael J. Cloyd for Baltimore Gas and Electric Company

32-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

32-10	Filed by David M. Vahos for Pepco Holdings LLC

32-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

32-12	Filed by David M. Vahos for Potomac Electric Power Company

32-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

32-14	Filed by David M. Vahos for Delmarva Power & Light Company

32-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

32-16	Filed by David M. Vahos for Atlantic City Electric Company

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Description

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________
* Compensatory plan or arrangements in which directors or officers of the applicable registrant participate and which are not available to all employees.
(a)These filings are not available electronically on the SEC website as they were filed in paper previous to the electronic system that is currently in place.

ITEM 16.	FORM 10-K SUMMARY
All Registrants
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 12th day of February, 2025.

EXELON CORPORATION

By:	/s/ CALVIN G. BUTLER, JR.
Name:	Calvin G. Butler, Jr.
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of February, 2025.

Signature	Title

/s/ CALVIN G. BUTLER, JR.	President, Chief Executive Officer (Principal Executive Officer) and Director
Calvin G. Butler, Jr.

/s/ JEANNE M. JONES	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Jeanne M. Jones

/s/ ROBERT A. KLECZYNSKI	Senior Vice President, Corporate Controller and Tax (Principal Accounting Officer)
Robert A. Kleczynski

This annual report has also been signed below by Colette D. Honorable, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Anna Richo	Charisse R. Lillie
W. Paul Bowers	John F. Young
Marjorie Rodgers Cheshire	Bryan Segedi
Matthew Rogers
Linda P. Jojo

By:	/s/ COLETTE D. HONORABLE	February 12, 2025
Name:	Colette D. Honorable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 12th day of February, 2025.

COMMONWEALTH EDISON COMPANY

By:	/s/ GIL C. QUINIONES
Name:	Gil C. Quiniones
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of February, 2025.

Signature	Title

/s/ GIL C. QUINIONES	President, Chief Executive Officer (Principal Executive Officer) and Director
Gil C. Quiniones

/s/ JOSHUA S. LEVIN	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Joshua S. Levin

/s/ CAROLINE FULGINITI	Vice President and Assistant Controller, Exelon (Principal Accounting Officer, ComEd)
Caroline Fulginiti

This annual report has also been signed below by Gil C. Quiniones, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Michael A. Innocenzo	Ricardo Estrada
Elizabeth Buchanan	Zaldwaynaka Scott
Stephen Bowman	Smita Shah

By:	/s/ GIL C. QUINIONES	February 12, 2025
Name:	Gil C. Quiniones

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 12th day of February, 2025.

PECO ENERGY COMPANY

By:	/s/ DAVID M. VELAZQUEZ
Name:	David M. Velazquez
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of February, 2025.

Signature	Title

/s/ DAVID M. VELAZQUEZ	President, Chief Executive Officer (Principal Executive Officer) and Director
David M. Velazquez

/s/ MARISSA E. HUMPHREY	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Marissa E. Humphrey

/s/ MARIANA HUFFORD	Director, Accounting (Principal Accounting Officer)
Mariana Hufford

This annual report has also been signed below by David M. Velazquez, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Nicholas Bertram	Michael Nutter
Michael A. Innocenzo	Michelle Hong
John S. Grady	Roberto E. Perez
Sharmain Matlock-Turner

By:	/s/ DAVID M. VELAZQUEZ	February 12, 2025
Name:	David M. Velazquez

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 12th day of February, 2025.

BALTIMORE GAS AND ELECTRIC COMPANY

By:	/s/ CARIM V. KHOUZAMI
Name:	Carim V. Khouzami
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of February, 2025.

Signature	Title

/s/ CARIM V. KHOUZAMI	President, Chief Executive Officer (Principal Executive Officer) and Director
Carim V. Khouzami

/s/ MICHAEL J. CLOYD	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Michael J. Cloyd

/s/ DAMON M. SCOLERI	Director, Accounting (Principal Accounting Officer)
Damon M. Scoleri

This annual report has also been signed below by Carim V. Khouzami, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Michael A. Innocenzo	Tim Regan
Keith Lee	Amy Seto
Rachel Garbow Monroe	Maria Harris Tildon
Byron Marchant

By:	/s/ CARIM V. KHOUZAMI	February 12, 2025
Name:	Carim V. Khouzami

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 12th day of February, 2025.

PEPCO HOLDINGS LLC

By:	/s/ J. TYLER ANTHONY
Name:	J. Tyler Anthony
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of February, 2025.

Signature	Title

/s/ J. TYLER ANTHONY	President, Chief Executive Officer (Principal Executive Officer) and Director
J. Tyler Anthony

/s/ DAVID M. VAHOS	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) and Director
David M. Vahos

/s/ JASON T. JONES	Director, Accounting (Principal Accounting Officer)
Jason T. Jones

This annual report has also been signed below by J. Tyler Anthony, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Antoine Allen	Benjamin Wu
Michael A. Innocenzo	Linda W. Cropp
Debra P. DiLorenzo	Rosie Allen-Herring

By:	/s/ J. TYLER ANTHONY	February 12, 2025
Name:	J. Tyler Anthony

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 12th day of February, 2025.

POTOMAC ELECTRIC POWER COMPANY

By:	/s/ J. TYLER ANTHONY
Name:	J. Tyler Anthony
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of February, 2025.

Signature	Title

/s/ J. TYLER ANTHONY	President, Chief Executive Officer (Principal Executive Officer) and Director
J. Tyler Anthony

/s/ DAVID M. VAHOS	Senior Vice President, Chief Financial Officer, Treasurer (Principal Financial Officer)
David M. Vahos

/s/ JASON T. JONES	Director, Accounting (Principal Accounting Officer)
Jason T. Jones

This annual report has also been signed below by J. Tyler Anthony, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Michael A. Innocenzo	Tamla Olivier
Rodney Oddoye	Anne C. Bancroft
Valencia McClure

By:	/s/ J. TYLER ANTHONY	February 12, 2025
Name:	J. Tyler Anthony

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 12th day of February, 2025.

DELMARVA POWER & LIGHT COMPANY

By:	/s/ J. TYLER ANTHONY
Name:	J. Tyler Anthony
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of February, 2025.

Signature	Title

/s/ J. TYLER ANTHONY	President, Chief Executive Officer (Principal Executive Officer) and Director
J. Tyler Anthony

/s/ DAVID M. VAHOS	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
David M. Vahos

/s/ JASON T. JONES	Director, Accounting (Principal Accounting Officer)
Jason T. Jones

This annual report has also been signed below by J. Tyler Anthony, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Michael A. Innocenzo

By:	/s/ J. TYLER ANTHONY	February 12, 2025
Name:	J. Tyler Anthony

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 12th day of February, 2025.

ATLANTIC CITY ELECTRIC COMPANY

By:	/s/ J. TYLER ANTHONY
Name:	J. Tyler Anthony
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of February, 2025.

Signature	Title

/s/ J. TYLER ANTHONY	President, Chief Executive Officer (Principal Executive Officer) and Director
J. Tyler Anthony

/s/ DAVID M. VAHOS	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
David M. Vahos

/s/ JASON T. JONES	Director, Accounting (Principal Accounting Officer)
Jason T. Jones