Form 10-Q
period 2025-03-31
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2025-05-01
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of March 31, 2025 was:

Exelon Corporation Common Stock, without par value	1,009,535,664
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,418
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2024 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2024 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ATM	At the market
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
CMC	Carbon Mitigation Credit
CODMs	Chief Operating Decision Makers
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DSIC	Distribution System Improvement Charge
EDIT	Excess Deferred Income Taxes
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
ETAC	Energy Transition Assistance Charge
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
IIJA	Infrastructure Investment and Jobs Act
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MRP	Multi-Year Rate Plan
MWh	Megawatt hour

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
N/A	Not Applicable
NAV	Net Asset Value
NJBPU	New Jersey Board of Public Utilities
NOLC	Tax Net Operating Loss Carryforward
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
PLR	Private Letter Ruling
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PP&E	Property, Plant, and Equipment
PRPs	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to regulatory agreements with the ICC and PAPUC
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on Equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
TCJA	Tax Cuts and Jobs Act
TSC	Transmission Service Charge
ZEC	Zero Emission Credit

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
•disruptions or cost increases in the supply chain, including shortages in labor, materials or parts, or significant increases in relevant tariffs;
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
New factors emerge from time to time, and it is impossible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For more information, see those factors discussed in the 2024 Form 10-K filed by the Registrants, including in Part I, ITEM 1A. Risk Factors, and this Report including in Part II, ITEM 1A. Risk Factors.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Operating revenues
Electric operating revenues	$5,816	$5,198
Natural gas operating revenues	1,024	739
Revenues from alternative revenue programs	(126)	106
Total operating revenues	6,714	6,043
Operating expenses
Purchased power	2,184	2,197
Purchased fuel	338	213
Operating and maintenance	1,347	1,271
Depreciation and amortization	903	879
Taxes other than income taxes	405	371
Total operating expenses	5,177	4,931
(Loss) gain on sale of assets	(1)	2
Operating income	1,536	1,114
Other income and (deductions)
Interest expense, net	(504)	(462)
Interest expense to affiliates, net	(6)	(6)
Other, net	52	75
Total other income and (deductions)	(458)	(393)
Income before income taxes	1,078	721
Income taxes	170	63
Net income attributable to common shareholders	$908	$658

Comprehensive income, net of income taxes
Net income	$908	$658
Other comprehensive income, net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	5	5
Pension and non-pension postretirement benefit plans valuation adjustments	5	(24)
Unrealized (loss) gain on cash flow hedges	(8)	33
Other comprehensive income	2	14
Comprehensive income attributable to common shareholders	$910	$672

Average shares of common stock outstanding:
Basic	1,008	1,000
Assumed exercise and/or distributions of stock-based awards(a)	1	1
Diluted	1,009	1,001

Earnings per average common share
Basic	$0.90	$0.66
Diluted	$0.90	$0.66
__________
(a)The dilutive effects of stock-based compensation awards are calculated using the treasury stock method for all periods presented.

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$908	$658
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	905	880
Loss (gain) on sales of assets	1	(2)
Deferred income taxes and amortization of investment tax credits	121	46
Net fair value changes related to derivatives	1	1
Other non-cash operating activities	344	39
Changes in assets and liabilities:
Accounts receivable	(402)	(309)
Inventories	17	12
Accounts payable and accrued expenses	(397)	(238)
Collateral received, net	44	7
Income taxes	59	21
Regulatory assets and liabilities, net	86	252
Pension and non-pension postretirement benefit contributions	(292)	(111)
Other assets and liabilities	(195)	(264)
Net cash flows provided by operating activities	1,200	992
Cash flows from investing activities
Capital expenditures	(1,946)	(1,767)
Proceeds from sales of assets	—	2
Other investing activities	4	(2)
Net cash flows used in investing activities	(1,942)	(1,767)
Cash flows from financing activities
Changes in short-term borrowings	(775)	(317)
Proceeds from short-term borrowings with maturities greater than 90 days	—	150
Repayments on short-term borrowings with maturities greater than 90 days	—	(150)
Issuance of long-term debt	2,425	2,625
Retirement of long-term debt	—	(901)
Issuance of common stock	173	—
Dividends paid on common stock	(403)	(381)
Proceeds from employee stock plans	—	11
Other financing activities	(35)	(55)
Net cash flows provided by financing activities	1,385	982
Increase in cash, restricted cash, and cash equivalents	643	207
Cash, restricted cash, and cash equivalents at beginning of period	939	1,101
Cash, restricted cash, and cash equivalents at end of period	$1,582	$1,308

Supplemental cash flow information
Decrease in capital expenditures not paid	(216)	(117)
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,004	$357
Restricted cash and cash equivalents	578	541
Accounts receivable
Customer accounts receivable	3,488	3,144
Customer allowance for credit losses	(486)	(406)
Customer accounts receivable, net	3,002	2,738
Other accounts receivable	1,127	1,123
Other allowance for credit losses	(113)	(107)
Other accounts receivable, net	1,014	1,016
Inventories, net
Fossil fuel	29	72
Materials and supplies	804	781
Regulatory assets	1,605	1,940
Prepaid renewable energy credits	240	494
Other	523	445
Total current assets	8,799	8,384
Property, plant, and equipment (net of accumulated depreciation and amortization of $18,958 and $18,445 as of March 31, 2025 and December 31, 2024, respectively)	79,177	78,182
Deferred debits and other assets
Regulatory assets	8,859	8,710
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	4,110	4,026
Investments	289	290
Other	1,620	1,562
Total deferred debits and other assets	21,508	21,218
Total assets	$109,484	$107,784
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,084	$1,859
Long-term debt due within one year	1,454	1,453
Accounts payable	2,693	2,994
Accrued expenses	1,186	1,468
Payables to affiliates	5	5
Customer deposits	465	446
Regulatory liabilities	464	411
Mark-to-market derivative liabilities	25	29
Unamortized energy contract liabilities	5	5
Renewable energy credit obligations	215	429
Other	507	512
Total current liabilities	8,103	9,611
Long-term debt	45,342	42,947
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	13,081	12,793
Regulatory liabilities	10,289	10,198
Pension obligations	1,475	1,745
Non-pension postretirement benefit obligations	480	472
Asset retirement obligations	305	301
Mark-to-market derivative liabilities	130	103
Unamortized energy contract liabilities	20	21
Other	2,262	2,282
Total deferred credits and other liabilities	28,042	27,915
Total liabilities	81,877	80,863
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 1,009 shares and 1,005 shares outstanding as of March 31, 2025 and December 31, 2024, respectively)	21,517	21,338
Treasury stock, at cost (2 shares as of March 31, 2025 and December 31, 2024)	(123)	(123)
Retained earnings	6,931	6,426
Accumulated other comprehensive loss, net	(718)	(720)
Total shareholders’ equity	27,607	26,921
Total liabilities and shareholders’ equity	$109,484	$107,784

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2025
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2024	1,007,046	$21,338	$(123)	$6,426	$(720)	$26,921
Net income	—	—	—	908	—	908
Long-term incentive plan activity	299	4	—	—	—	4
Employee stock purchase plan activity	(8)	2	—	—	—	2
Issuance of Common Stock	4,031	173	—	—	—	173
Common stock dividends ($0.40/common share)	—	—	—	(403)		(403)
Other comprehensive income, net of income taxes	—	—	—	—	2	2
Balance at March 31, 2025	1,011,368	$21,517	$(123)	$6,931	$(718)	$27,607

	Three Months Ended March 31, 2024
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2023	1,001,249	$21,114	$(123)	$5,490	$(726)	$25,755
Net income	—	—	—	658	—	658
Long-term incentive plan activity	333	2	—	—	—	2
Employee stock purchase plan activity	276	13	—	—	—	13
Common stock dividends ($0.38/common share)	—	—	—	(381)	—	(381)
Other comprehensive income, net of income taxes	—	—	—	—	14	14
Balance at March 31, 2024	1,001,858	$21,129	$(123)	$5,767	$(712)	$26,061

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating revenues
Electric operating revenues	$2,142	$2,074
Revenues from alternative revenue programs	(85)	19
Operating revenues from affiliates	8	2
Total operating revenues	2,065	2,095
Operating expenses
Purchased power	689	907
Operating and maintenance	323	318
Operating and maintenance from affiliates	100	100
Depreciation and amortization	380	362
Taxes other than income taxes	99	94
Total operating expenses	1,591	1,781
Operating income	474	314
Other income and (deductions)
Interest expense, net	(125)	(119)
Interest expense to affiliates, net	(3)	(3)
Other, net	21	20
Total other income and (deductions)	(107)	(102)
Income before income taxes	367	212
Income taxes	65	19
Net income	$302	$193
Comprehensive income	$302	$193

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$302	$193
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	380	362
Deferred income taxes and amortization of investment tax credits	(8)	(1)
Other non-cash operating activities	141	(6)
Changes in assets and liabilities:
Accounts receivable	(111)	(133)
Receivables from and payables to affiliates, net	(21)	—
Inventories	3	(11)
Accounts payable and accrued expenses	(189)	(116)
Collateral received, net	5	8
Income taxes	72	21
Regulatory assets and liabilities, net	76	315
Pension and non-pension postretirement benefit contributions	(189)	(5)
Other assets and liabilities	(102)	(67)
Net cash flows provided by operating activities	359	560
Cash flows from investing activities
Capital expenditures	(590)	(594)
Other investing activities	1	1
Net cash flows used in investing activities	(589)	(593)
Cash flows from financing activities
Changes in short-term borrowings	311	128
Dividends paid on common stock	(203)	(194)
Contributions from parent	87	39
Other financing activities	—	1
Net cash flows provided by (used in) financing activities	195	(26)
Decrease in cash, restricted cash, and cash equivalents	(35)	(59)
Cash, restricted cash, and cash equivalents at beginning of period	632	686
Cash, restricted cash, and cash equivalents at end of period	$597	$627

Supplemental cash flow information
Decrease in capital expenditures not paid	$(25)	$(74)
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$96	$105
Restricted cash and cash equivalents	501	486
Accounts receivable
Customer accounts receivable	1,079	994
Customer allowance for credit losses	(125)	(109)
Customer accounts receivable, net	954	885
Other accounts receivable	291	290
Other allowance for credit losses	(34)	(34)
Other accounts receivable, net	257	256
Receivables from affiliates	8	4
Inventories, net	287	292
Regulatory assets	905	1,159
Other	154	141
Total current assets	3,162	3,328
Property, plant, and equipment (net of accumulated depreciation and amortization of $7,824 and $7,619 as of March 31, 2025 and December 31, 2024, respectively)	30,493	30,211
Deferred debits and other assets
Regulatory assets	2,662	2,562
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	3,798	3,780
Investments	6	6
Prepaid pension asset	1,335	1,165
Other	1,118	1,073
Total deferred debits and other assets	11,544	11,211
Total assets	$45,199	$44,750
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$347	$36
Accounts payable	656	748
Accrued expenses	403	463
Payables to affiliates	60	77
Customer deposits	147	134
Regulatory liabilities	181	197
Mark-to-market derivative liabilities	25	29
Other	245	270
Total current liabilities	2,064	1,954
Long-term debt	12,031	12,030
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,646	5,601
Regulatory liabilities	8,490	8,421
Asset retirement obligations	169	167
Non-pension postretirement benefit obligations	158	156
Mark-to-market derivative liabilities	126	103
Other	1,243	1,232
Total deferred credits and other liabilities	15,832	15,680
Total liabilities	30,133	29,870
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	10,715	10,628
Retained earnings	2,763	2,664
Total shareholders’ equity	15,066	14,880
Total liabilities and shareholders’ equity	$45,199	$44,750

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2024	$1,588	$10,628	$2,664	$14,880
Net income	—	—	302	302
Common stock dividends	—	—	(203)	(203)
Contributions from parent	—	87	—	87
Balance at March 31, 2025	$1,588	$10,715	$2,763	$15,066

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2023	$1,588	$10,401	$2,374	$14,363
Net income	—	—	193	193
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at March 31, 2024	$1,588	$10,440	$2,373	$14,401
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating revenues
Electric operating revenues	$963	$782
Natural gas operating revenues	376	272
Revenues from alternative revenue programs	(9)	(2)
Operating revenues from affiliates	3	2
Total operating revenues	1,333	1,054
Operating expenses
Purchased power	361	306
Purchased fuel	141	97
Operating and maintenance	266	235
Operating and maintenance from affiliates	61	58
Depreciation and amortization	109	104
Taxes other than income taxes	60	51
Total operating expenses	998	851
Gain on sales of assets	—	2
Operating income	335	205
Other income and (deductions)
Interest expense, net	(59)	(52)
Interest expense to affiliates	(4)	(3)
Other, net	8	9
Total other income and (deductions)	(55)	(46)
Income before income taxes	280	159
Income taxes	14	10
Net income	$266	$149
Comprehensive income	$266	$149
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$266	$149
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	109	104
Gain on sales of assets	—	(2)
Deferred income taxes and amortization of investment tax credits	(18)	(8)
Other non-cash operating activities	54	20
Changes in assets and liabilities:
Accounts receivable	(148)	(75)
Receivables from and payables to affiliates, net	(4)	4
Inventories	15	19
Accounts payable and accrued expenses	(25)	(63)
Collateral (paid) received, net	12	—
Income taxes	32	19
Regulatory assets and liabilities, net	27	(20)
Pension and non-pension postretirement benefit contributions	(9)	(2)
Other assets and liabilities	(117)	(104)
Net cash flows provided by operating activities	194	41
Cash flows from investing activities
Capital expenditures	(424)	(361)
Other investing activities	2	2
Net cash flows used in investing activities	(422)	(359)
Cash flows from financing activities
Changes in short-term borrowings	(192)	(165)
Dividends paid on common stock	(137)	(100)
Contributions from parent	563	580
Net cash flows provided by financing activities	234	315
Increase (decrease) in cash, restricted cash, and cash equivalents	6	(3)
Cash, restricted cash, and cash equivalents at beginning of period	48	51
Cash, restricted cash, and cash equivalents at end of period	$54	$48

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(20)	$5
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$54	$48
Accounts receivable
Customer accounts receivable	788	670
Customer allowance for credit losses	(160)	(133)
Customer accounts receivable, net	628	537
Other accounts receivable	170	145
Other allowance for credit losses	(22)	(18)
Other accounts receivable, net	148	127
Inventories, net
Fossil fuel	15	37
Materials and supplies	83	79
Prepaid utility taxes	116	2
Prepaid renewable energy credits	31	51
Regulatory assets	61	65
Other	66	27
Total current assets	1,202	973
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,089 and $4,042 as of March 31, 2025 and December 31, 2024, respectively)	14,691	14,392
Deferred debits and other assets
Regulatory assets	1,068	1,003
Receivable related to Regulatory Agreement Units	311	247
Investments	39	41
Prepaid pension asset	443	435
Other	35	32
Total deferred debits and other assets	1,896	1,758
Total assets	$17,789	$17,123
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$192
Long-term debt due within one year	350	350
Accounts payable	631	639
Accrued expenses	169	166
Payables to affiliates	37	41
Customer deposits	84	80
Regulatory liabilities	151	122
Other	120	80
Total current liabilities	1,542	1,670
Long-term debt	5,354	5,354
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,485	2,433
Regulatory liabilities	317	253
Asset retirement obligations	28	27
Non-pension postretirement benefit obligations	288	287
Other	84	100
Total deferred credits and other liabilities	3,202	3,100
Total liabilities	10,282	10,308
Commitments and contingencies
Shareholder’s equity
Common stock	5,208	4,645
Retained earnings	2,299	2,170
Total shareholder’s equity	7,507	6,815
Total liabilities and shareholder's equity	$17,789	$17,123
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$4,645	$2,170	$6,815
Net income	—	266	266
Common stock dividends	—	(137)	(137)
Contributions from parent	563	—	563
Balance at March 31, 2025	$5,208	$2,299	$7,507

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$4,050	$2,019	$6,069
Net income	—	149	149
Common stock dividends	—	(100)	(100)
Contributions from parent	580	—	580
Balance at March 31, 2024	$4,630	$2,068	$6,698
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating revenues
Electric operating revenues	$1,021	$857
Natural gas operating revenues	560	395
Revenues from alternative revenue programs	(29)	43
Operating revenues from affiliates	2	2
Total operating revenues	1,554	1,297
Operating expenses
Purchased power	450	377
Purchased fuel	159	87
Operating and maintenance	242	205
Operating and maintenance from affiliates	63	59
Depreciation and amortization	164	150
Taxes other than income taxes	96	89
Total operating expenses	1,174	967
Operating income	380	330
Other income and (deductions)
Interest expense, net	(58)	(50)
Other, net	9	8
Total other income and (deductions)	(49)	(42)
Income before income taxes	331	288
Income taxes	71	24
Net income	$260	$264
Comprehensive income	$260	$264
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$260	$264
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	164	150
Deferred income taxes and amortization of investment tax credits	35	(4)
Other non-cash operating activities	55	(21)
Changes in assets and liabilities:
Accounts receivable	(153)	(95)
Receivables from and payables to affiliates, net	(10)	2
Inventories	20	14
Accounts payable and accrued expenses	(15)	21
Collateral received, net	1	—
Income taxes	36	29
Regulatory assets and liabilities, net	14	—
Pension and non-pension postretirement benefit contributions	(34)	(25)
Other assets and liabilities	49	(18)
Net cash flows provided by operating activities	422	317
Cash flows from investing activities
Capital expenditures	(406)	(324)
Other investing activities	3	8
Net cash flows used in investing activities	(403)	(316)
Cash flows from financing activities
Changes in short-term borrowings	62	70
Dividends paid on common stock	(98)	(92)
Net cash flows used in financing activities	(36)	(22)
Decrease in cash, restricted cash, and cash equivalents	(17)	(21)
Cash, restricted cash, and cash equivalents at beginning of period	34	48
Cash, restricted cash, and cash equivalents at end of period	$17	$27

Supplemental cash flow information
Decrease in capital expenditures not paid	$(48)	$(8)
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$14	$33
Restricted cash and cash equivalents	3	1
Accounts receivable
Customer accounts receivable	805	654
Customer allowance for credit losses	(72)	(56)
Customer accounts receivable, net	733	598
Other accounts receivable	109	113
Other allowance for credit losses	(6)	(6)
Other accounts receivable, net	103	107
Inventories, net
Fossil fuel	12	29
Materials and supplies	81	84
Prepaid utility taxes	58	115
Regulatory assets	156	207
Prepaid renewable energy credits	52	157
Other	17	17
Total current assets	1,229	1,348
Property, plant, and equipment (net of accumulated depreciation and amortization of $5,079 and $5,005 as of March 31, 2025 and December 31, 2024, respectively)	13,358	13,134
Deferred debits and other assets
Regulatory assets	798	788
Investments	10	10
Prepaid pension asset	231	218
Other	51	44
Total deferred debits and other assets	1,090	1,060
Total assets	$15,677	$15,542
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$237	$175
Accounts payable	445	515
Accrued expenses	211	176
Payables to affiliates	38	48
Customer deposits	119	118
Regulatory liabilities	34	12
Renewable energy credit obligations	53	160
Other	39	39
Total current liabilities	1,176	1,243
Long-term debt	5,396	5,395
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,161	2,099
Regulatory liabilities	615	636
Asset retirement obligations	36	36
Non-pension postretirement benefit obligations	145	150
Other	100	97
Total deferred credits and other liabilities	3,057	3,018
Total liabilities	9,629	9,656
Commitments and contingencies
Shareholder's equity
Common stock	3,483	3,483
Retained earnings	2,565	2,403
Total shareholder's equity	6,048	5,886
Total liabilities and shareholder's equity	$15,677	$15,542

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Changes in Shareholder's Equity
(Unaudited)

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,483	$2,403	$5,886
Net income	—	260	260
Common stock dividends	—	(98)	(98)
Balance at March 31, 2025	$3,483	$2,565	$6,048

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,246	$2,244	$5,490
Net income	—	264	264
Common stock dividends	—	(92)	(92)
Balance at March 31, 2024	$3,246	$2,416	$5,662
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating revenues
Electric operating revenues	$1,691	$1,485
Natural gas operating revenues	88	72
Revenues from alternative revenue programs	(3)	46
Operating revenues from affiliates	2	3
Total operating revenues	1,778	1,606
Operating expenses
Purchased power	684	607
Purchased fuel	38	29
Operating and maintenance	296	274
Operating and maintenance from affiliates	53	51
Depreciation and amortization	234	246
Taxes other than income taxes	140	128
Total operating expenses	1,445	1,335
Loss on sale of assets	(1)	—
Operating income	332	271
Other income and (deductions)
Interest expense, net	(99)	(90)
Interest expense to affiliates, net	(1)	—
Other, net	19	27
Total other income and (deductions)	(81)	(63)
Income before income taxes	251	208
Income taxes	57	40
Net income	$194	$168
Comprehensive income	$194	$168
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$194	$168
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	234	246
Loss on sales of assets	1	—
Deferred income taxes and amortization of investment tax credits	32	16
Other non-cash operating activities	69	9
Changes in assets and liabilities:
Accounts receivable	6	1
Receivables from and payables to affiliates, net	(9)	—
Inventories	(24)	(11)
Accounts payable and accrued expenses	(84)	(23)
Collateral received, net	27	—
Income taxes	25	24
Regulatory assets and liabilities, net	(14)	(42)
Pension and non-pension postretirement benefit contributions	(42)	(72)
Other assets and liabilities	(13)	(27)
Net cash flows provided by operating activities	402	289
Cash flows from investing activities
Capital expenditures	(513)	(453)
Net cash flows used in investing activities	(513)	(453)
Cash flows from financing activities
Changes in short-term borrowings	(530)	(394)
Issuance of long-term debt	425	925
Retirement of long-term debt	—	(400)
Changes in Exelon intercompany money pool	11	8
Distributions to member	(132)	(118)
Contributions from member	352	487
Other financing activities	(8)	(21)
Net cash flows provided by financing activities	118	487
Increase in cash, restricted cash, and cash equivalents	7	323
Cash, restricted cash, and cash equivalents at beginning of period	163	204
Cash, restricted cash, and cash equivalents at end of period	$170	$527

Supplemental cash flow information
Decrease in capital expenditures not paid	$(109)	$(11)
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$127	$139
Restricted cash and cash equivalents	43	24
Accounts receivable
Customer accounts receivable	815	827
Customer allowance for credit losses	(129)	(108)
Customer accounts receivable, net	686	719
Other accounts receivable	281	284
Other allowance for credit losses	(51)	(49)
Other accounts receivable, net	230	235
Receivables from affiliates	8	8
Inventories, net
Fossil fuel	2	7
Materials and supplies	354	325
Prepaid utility taxes	39	70
Regulatory assets	297	323
Prepaid renewable energy credits	58	194
Other	56	36
Total current assets	1,900	2,080
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,892 and $3,728 as of March 31, 2025 and December 31, 2024, respectively)	20,258	20,053
Deferred debits and other assets
Regulatory assets	1,577	1,570
Goodwill	4,005	4,005
Investments	152	152
Prepaid pension asset	266	252
Other	191	185
Total deferred debits and other assets	6,191	6,164
Total assets	$28,349	$28,297
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$—	$530
Long-term debt due within one year	292	290
Accounts payable	605	721
Accrued expenses	317	367
Payables to affiliates	57	66
Borrowings from Exelon intercompany money pool	74	63
Customer deposits	116	113
Regulatory liabilities	87	69
Unamortized energy contract liabilities	5	5
Renewable energy credit obligations	86	217
Other	128	124
Total current liabilities	1,767	2,565
Long-term debt	9,249	8,834
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,239	3,190
Regulatory liabilities	778	794
Asset retirement obligations	68	67
Non-pension postretirement benefit obligations	28	31
Unamortized energy contract liabilities	20	21
Other	464	473
Total deferred credits and other liabilities	4,597	4,576
Total liabilities	15,613	15,975
Commitments and contingencies
Member's equity
Membership interest	12,914	12,562
Undistributed losses	(178)	(240)
Total member's equity	12,736	12,322
Total liabilities and member's equity	$28,349	$28,297
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Changes in Member's Equity
(Unaudited)

	Three Months Ended March 31, 2025
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2024	$12,562	$(240)	$12,322
Net income	—	194	194
Distributions to member	—	(132)	(132)
Contributions from member	352	—	352
Balance at March 31, 2025	$12,914	$(178)	$12,736

	Three Months Ended March 31, 2024
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2023	$12,057	$(275)	$11,782
Net income	—	168	168
Distributions to member	—	(118)	(118)
Contributions from member	487	—	487
Balance at March 31, 2024	$12,544	$(225)	$12,319
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating revenues
Electric operating revenues	$855	728
Revenues from alternative revenue programs	2	29
Operating revenues from affiliates	2	2
Total operating revenues	859	759
Operating expenses
Purchased power	318	281
Operating and maintenance	96	86
Operating and maintenance from affiliates	63	64
Depreciation and amortization	105	107
Taxes other than income taxes	113	102
Total operating expenses	695	640
Loss on sale of assets	(1)	—
Operating income	163	119
Other income and (deductions)
Interest expense, net	(52)	(45)
Other, net	11	15
Total other income and (deductions)	(41)	(30)
Income before income taxes	122	89
Income taxes	25	14
Net income	$97	$75
Comprehensive income	$97	$75
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$97	$75
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	105	107
Deferred income taxes and amortization of investment tax credits	10	3
Loss on sales of assets	1	—
Other non-cash operating activities	12	(13)
Changes in assets and liabilities:
Accounts receivable	(14)	21
Receivables from and payables to affiliates, net	(2)	6
Inventories	(20)	(10)
Accounts payable and accrued expenses	(28)	—
Collateral received (paid), net	10	(1)
Income taxes	15	12
Regulatory assets and liabilities, net	13	6
Pension and non-pension postretirement benefit contributions	(4)	(4)
Other assets and liabilities	(3)	(19)
Net cash flows provided by operating activities	192	183
Cash flows from investing activities
Capital expenditures	(240)	(229)
Changes in PHI intercompany money pool	—	(134)
Net cash flows used in investing activities	(240)	(363)
Cash flows from financing activities
Changes in short-term borrowings	(200)	(132)
Issuance of long-term debt	200	675
Retirement of long-term debt	—	(400)
Dividends paid on common stock	(66)	(51)
Contributions from parent	157	251
Other financing activities	(5)	(15)
Net cash flows provided by financing activities	86	328
Increase in cash, restricted cash, and cash equivalents	38	148
Cash, restricted cash, and cash equivalents at beginning of period	51	72
Cash, restricted cash, and cash equivalents at end of period	$89	$220

Supplemental cash flow information
Decrease in capital expenditures not paid	$(49)	$(11)
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$58	$30
Restricted cash and cash equivalents	31	21
Accounts receivable
Customer accounts receivable	404	395
Customer allowance for credit losses	(69)	(59)
Customer accounts receivable, net	335	336
Other accounts receivable	147	142
Other allowance for credit losses	(27)	(27)
Other accounts receivable, net	120	115
Receivables from affiliates	—	1
Inventories, net	189	169
Regulatory assets	136	157
Prepaid renewable energy credits	49	165
Other	37	55
Total current assets	955	1,049
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,593 and $4,522 as of March 31, 2025 and December 31, 2024, respectively)	10,205	10,097
Deferred debits and other assets
Regulatory assets	442	446
Investments	136	135
Prepaid pension asset	216	222
Other	57	51
Total deferred debits and other assets	851	854
Total assets	$12,011	$12,000
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$200
Long-term debt due within one year	6	6
Accounts payable	303	360
Accrued expenses	192	201
Payables to affiliates	34	37
Customer deposits	57	55
Regulatory liabilities	16	17
Merger related obligation	21	22
Renewable energy credit obligations	50	169
Other	43	51
Total current liabilities	722	1,118
Long-term debt	4,553	4,356
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,530	1,509
Regulatory liabilities	301	310
Asset retirement obligations	50	49
Other	232	223
Total deferred credits and other liabilities	2,113	2,091
Total liabilities	7,388	7,565
Commitments and contingencies
Shareholder's equity
Common stock	3,492	3,335
Retained earnings	1,131	1,100
Total shareholder's equity	4,623	4,435
Total liabilities and shareholder's equity	$12,011	$12,000
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,335	$1,100	$4,435
Net income	—	97	97
Common stock dividends	—	(66)	(66)
Contributions from parent	157	—	157
Balance at March 31, 2025	$3,492	$1,131	$4,623

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,075	$1,069	$4,144
Net income	—	75	75
Common stock dividends	—	(51)	(51)
Contributions from parent	251	—	251
Balance at March 31, 2024	$3,326	$1,093	$4,419

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating revenues
Electric operating revenues	$463	$413
Natural gas operating revenues	88	72
Revenues from alternative revenue programs	(5)	4
Operating revenues from affiliates	2	2
Total operating revenues	548	491
Operating expenses
Purchased power	209	186
Purchased fuel	38	29
Operating and maintenance	60	51
Operating and maintenance from affiliates	46	44
Depreciation and amortization	63	61
Taxes other than income taxes	21	20
Total operating expenses	437	391
Operating income	111	100
Other income and (deductions)
Interest expense, net	(25)	(22)
Other, net	4	5
Total other income and (deductions)	(21)	(17)
Income before income taxes	90	83
Income taxes	21	17
Net income	$69	$66
Comprehensive income	$69	$66
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$69	$66
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	63	61
Deferred income taxes and amortization of investment tax credits	9	6
Other non-cash operating activities	21	12
Changes in assets and liabilities:
Accounts receivable	(1)	(7)
Receivables from and payables to affiliates, net	(4)	—
Inventories	(4)	1
Accounts payable and accrued expenses	(9)	16
Collateral received, net	9	—
Income taxes	13	10
Regulatory assets and liabilities, net	2	(1)
Other assets and liabilities	7	6
Net cash flows provided by operating activities	175	170
Cash flows from investing activities
Capital expenditures	(156)	(134)
Changes in PHI intercompany money pool	(12)	—
Net cash flows used in investing activities	(168)	(134)
Cash flows from financing activities
Changes in short-term borrowings	(144)	(63)
Issuance of long-term debt	125	175
Dividends paid on common stock	(46)	(45)
Contributions from parent	99	154
Other financing activities	(3)	(3)
Net cash flows provided by financing activities	31	218
Increase in cash, restricted cash, and cash equivalents	38	254
Cash, restricted cash, and cash equivalents at beginning of period	23	16
Cash, restricted cash, and cash equivalents at end of period	$61	$270

Supplemental cash flow information
Decrease in capital expenditures not paid	$(47)	$(6)

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$50	$21
Restricted cash and cash equivalents	11	2
Accounts receivable
Customer accounts receivable	215	210
Customer allowance for credit losses	(23)	(17)
Customer accounts receivable, net	192	193
Other accounts receivable	53	63
Other allowance for credit losses	(9)	(9)
Other accounts receivable, net	44	54
Receivables from affiliates	1	—
Receivable from PHI intercompany pool	12	—
Inventories, net
Fossil fuel	2	6
Materials and supplies	103	95
Prepaid utility taxes	13	26
Regulatory assets	49	60
Prepaid renewable energy credits	9	29
Other	21	16
Total current assets	507	502
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,121 and $2,075 as of March 31, 2025 and December 31, 2024, respectively)	5,595	5,540
Deferred debits and other assets
Regulatory assets	220	215
Prepaid pension asset	116	120
Other	46	44
Total deferred debits and other assets	382	379
Total assets	$6,484	$6,421
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$144
Long-term debt due within one year	131	130
Accounts payable	131	187
Accrued expenses	65	55
Payables to affiliates	23	26
Customer deposits	34	34
Regulatory liabilities	46	42
Renewable energy credit obligations	37	48
Other	27	22
Total current liabilities	494	688
Long-term debt	2,215	2,090
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	960	946
Regulatory liabilities	323	325
Asset retirement obligations	13	13
Non-pension postretirement benefit obligations	3	3
Other	112	114
Total deferred credits and other liabilities	1,411	1,401
Total liabilities	4,120	4,179
Commitments and contingencies
Shareholder's equity
Common stock	1,714	1,615
Retained earnings	650	627
Total shareholder's equity	2,364	2,242
Total liabilities and shareholder's equity	$6,484	$6,421
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,615	$627	$2,242
Net income	—	69	69
Common stock dividends	—	(46)	(46)
Contributions from parent	99	—	99
Balance at March 31, 2025	$1,714	$650	$2,364

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$1,455	$638	$2,093
Net income	—	66	66
Common stock dividends	—	(45)	(45)
Contributions from parent	154	—	154
Balance at March 31, 2024	$1,609	$659	$2,268

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating revenues
Electric operating revenues	$372	$344
Revenues from alternative revenue programs	—	13
Operating revenues from affiliates	1	1
Total operating revenues	373	358
Operating expenses
Purchased power	157	140
Operating and maintenance	51	47
Operating and maintenance from affiliates	39	40
Depreciation and amortization	64	74
Taxes other than income taxes	2	2
Total operating expenses	313	303
Operating income	60	55
Other income and (deductions)
Interest expense, net	(21)	(20)
Other, net	3	5
Total other income and (deductions)	(18)	(15)
Income before income taxes	42	40
Income taxes	11	11
Net income	$31	$29
Comprehensive income	$31	$29
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$31	$29
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	64	74
Deferred income taxes and amortization of investment tax credits	8	7
Other non-cash operating activities	25	2
Changes in assets and liabilities:
Accounts receivable	21	(12)
Receivables from and payables to affiliates, net	(2)	(5)
Inventories	—	(3)
Accounts payable and accrued expenses	(8)	(1)
Collateral received, net	6	1
Income taxes	3	3
Regulatory assets and liabilities, net	(28)	(47)
Pension and non-pension postretirement benefit contributions	(3)	(7)
Other assets and liabilities	(5)	(13)
Net cash flows provided by operating activities	112	28
Cash flows from investing activities
Capital expenditures	(105)	(89)
Net cash flows used in investing activities	(105)	(89)
Cash flows from financing activities
Changes in short-term borrowings	(186)	(199)
Issuance of long-term debt	100	75
Changes in PHI intercompany money pool	12	134
Dividends paid on common stock	(20)	(22)
Contributions from parent	94	81
Other financing activities	(2)	(2)
Net cash flows (used in) provided by financing activities	(2)	67
Increase in cash and cash equivalents	5	6
Cash and cash equivalents at beginning of period	14	21
Cash and cash equivalents at end of period	$19	$27

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(12)	$4
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$18	$14
Restricted cash and cash equivalents	1	—
Accounts receivable
Customer accounts receivable	196	223
Customer allowance for credit losses	(37)	(32)
Customer accounts receivable, net	159	191
Other accounts receivable	81	79
Other allowance for credit losses	(15)	(13)
Other accounts receivable, net	66	66
Receivables from affiliates	7	7
Inventories, net	62	62
Regulatory assets	107	101
Other	8	6
Total current assets	428	447
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,839 and $1,798 as of March 31, 2025 and December 31, 2024, respectively)	4,407	4,366
Deferred debits and other assets
Regulatory assets	515	502
Prepaid pension asset	2	1
Other	35	33
Total deferred debits and other assets	552	536
Total assets	$5,387	$5,349
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$186
Long-term debt due within one year	154	154
Accounts payable	162	163
Accrued expenses	43	52
Payables to affiliates	20	22
Borrowings from PHI intercompany money pool	12	—
Customer deposits	24	24
Regulatory liabilities	25	10
Other	18	10
Total current liabilities	458	621
Long-term debt	1,879	1,779
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	825	816
Regulatory liabilities	141	146
Other	54	62
Total deferred credits and other liabilities	1,020	1,024
Total liabilities	3,357	3,424
Commitments and contingencies
Shareholder's equity
Common stock	2,009	1,915
Retained earnings	21	10
Total shareholder's equity	2,030	1,925
Total liabilities and shareholder's equity	$5,387	$5,349

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements Of Changes In Shareholder's Equity
(Unaudited)

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,915	$10	$1,925
Net income	—	31	31
Common stock dividends	—	(20)	(20)
Contributions from parent	94	—	94
Balance at March 31, 2025	$2,009	$21	$2,030

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$1,830	$(18)	$1,812
Net income	—	29	29
Common stock dividends	—	(22)	(22)
Contributions from parent	81	—	81
Balance at March 31, 2024	$1,911	$(11)	$1,900

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
The accompanying consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited but, in the opinion of each Registrant's management, the Registrants include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2024 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
New Accounting Standards (All Registrants)
New Accounting Standards Issued and Not Yet Adopted as of March 31, 2025: The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of March 31, 2025. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) in their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures, as well as the potential to early adopt where applicable. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation that such standards will not significantly impact the Registrants' financial reporting.
Improvement to Income Tax Disclosures (Issued December 2023). Provides additional disclosure requirements related to the effective tax rate reconciliation and income taxes paid. Under the revised guidance for the effective tax reconciliations, entities would be required to disclose: (1) eight specific categories in the effective tax rate reconciliation in both percentages and reporting currency amount, (2) additional information for reconciling items over a certain threshold, (3) explanation of individual reconciling items disclosed, and (4) provide a qualitative description of the state and local jurisdictions that contribute to the majority of the state income tax expense. For each annual period presented, the new standard requires disclosure of the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The standard is effective for annual periods beginning January 1, 2025, with early adoption permitted.
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
2. Regulatory Matters (All Registrants)
As discussed in Note 3 — Regulatory Matters of the 2024 Form 10-K, the Registrants are involved in rate and regulatory proceedings at FERC and their state commissions. The following discusses developments in 2025 and updates to the 2024 Form 10-K.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2025.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023(a)	Electric	$1,487	$1,045	8.905%	December 19, 2024	January 1, 2024
	April 26, 2024 (amended on September 11, 2024)(b)	Electric	$624	$623	9.89%	October 31, 2024	January 1, 2025
PECO - Pennsylvania	March 28, 2024	Electric(c)(d)	$464	$354	N/A(e)	December 12, 2024	January 1, 2025
		Natural Gas(d)	$111	$78
BGE - Maryland(f)	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - District of Columbia(g)	April 13, 2023 (amended February 27, 2024)	Electric	$186	$123	9.50%	November 26, 2024	January 1, 2025
Pepco - Maryland(h)	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland(i)	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware(j)	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey(k)	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023
__________
(a)Reflects a four-year cumulative multi-year rate plan for January 1, 2024 to December 31, 2027. The MRP was originally approved by the ICC on December 14, 2023 and was subsequently amended on January 10, 2024, April 18, 2024 and December 19, 2024. The December 19, 2024 order provided a total revenue requirement increase of $1.045 billion inclusive of rate increases of approximately $752 million in 2024, $80 million in 2025, $102 million in 2026, and $111 million in 2027. On March 20, 2025, ComEd filed its annual revenue balancing reconciliation for 2024. This reconciliation, which is a component of revenue decoupling, reflected a revenue reduction of $55 million, effective January 1, 2026. On April 29, 2025, ComEd filed its 2024 MRP Reconciliation reflecting a revenue increase of $268 million, which includes the tax benefit of NOLCs. While NOLCs were included in the MRP Reconciliation, the impacts of the NOLCs will not be reflected in the financial statements until the PLR is received from the IRS. See Note 6 — Income Taxes for additional information on NOLCs.
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
(h)Reflects the amounts requested (before offsets) and awarded for a one-year multi-year plan for April 1, 2024 through March 31, 2025. The MDPSC awarded Pepco an electric incremental revenue requirement increase of $45 million for the 12-month period ending March 31, 2025. The MDPSC did not adopt the requested revenue requirement increases of $80 million (before offsets), $51 million, and $14 million as filed for 2025, 2026, and the 2027 nine-month extension period, respectively. The MDPSC also approved the requested reconciliation amounts for the 12-month periods ending March 31, 2022, and March 31, 2023, which will be recovered through a rider between August 2024 through March 2026. As such, the reconciliation amounts are not included in the approved revenue requirement increases. The reconciliation amounts are $1 million and $7 million, for the 12-month periods ending March 31, 2022, and March 31, 2023, respectively. In July 2024, Pepco filed its request with the MDPSC for recovery of $31 million for the 12-month period ended March 31, 2024, with supporting testimony and schedules.
(i)Reflects a three-year cumulative multi-year plan for January 1, 2023 through December 31, 2025. The MDPSC awarded DPL electric incremental revenue requirement increases of $17 million, $6 million, and $6 million for 2023, 2024, and 2025, respectively.
(j)On April 18, 2024, the DEPSC approved the Significant Storm Expense Rate Rider (Rider SSER) which will allow DPL to recover expenses associated with qualified storms. A qualified storm will be an individual storm for which DPL incurs expenses between $5 million and $15 million. The Rider SSER allows DPL to recover significant storm damage expenses for the previous 12-month period over a future 24-month period. For individual storm events for which DPL incurs expenses of more than $15 million, the future recovery period will be evaluated on a case-by-case basis and the unamortized balance will earn a return at DPL's authorized long-term cost of debt. The Rider SSER will have an annual true-up filing, subject to DEPSC review and approval.
(k)Requested and approved increases are before New Jersey sales and use tax. The NJBPU awarded ACE electric revenue requirement increases of $36 million and $9 million effective December 1, 2023 and February 1, 2024, respectively.
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
DPL - Delaware(a)	September 20, 2024 (amended February 28, 2025)	Natural Gas	$42	10.65%	First quarter of 2026
ACE - New Jersey(b)	November 21, 2024	Electric	109	10.70%	Fourth quarter of 2025
__________
(a)DPL implemented interim rates on April 20, 2025, subject to refund. Interim rates are not to exceed 10% of interstate operating revenues.
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
For 2025, the following increase was included in the Utility Registrant's electric transmission formula rate update:

Registrant(a)	Initial Revenue Requirement Increase	Annual Reconciliation Increase	Total Revenue Requirement Increase(b)		Allowed Return on Rate Base(c)	Allowed ROE(d)
BGE	$21	$21	$35	(e)	7.53%	10.50%
__________
(a)All rates are effective June 1, 2025 - May 31, 2026, subject to review by interested parties pursuant to review protocols of BGE's tariffs.
(b)While the transmission filing reflects the tax benefit of NOLCs, the impacts of the NOLCs will not be reflected in the financial statements until the PLR is received from the IRS. See Note 6 — Income Taxes for additional information on NOLCs.
(c)Represents the weighted average debt and equity return on transmission rate base.
(d)The rate of return on common equity for BGE includes a 50-basis-point incentive adder for being a member of an RTO.
(e)The increase in BGE's transmission revenue requirement includes a $7 million reduction related to a FERC-approved dedicated facilities charge to recover the costs of providing transmission service to specifically designated load by BGE.
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
ComEd Electric Distribution Rates
Beginning in 2024, ComEd recovers from retail customers, subject to certain exceptions, the costs it incurs to provide electric delivery services either through its electric distribution rate or other recovery mechanisms authorized by CEJA. On January 17, 2023, ComEd filed a petition with the ICC seeking approval of a MRP for 2024-2027. The MRP supports a multi-year grid plan (Grid Plan), also filed on January 17, covering planned investments on the electric distribution system within ComEd’s service area through 2027. Costs incurred during each year of the MRP are subject to ICC review and the plan’s revenue requirement for each year will be reconciled with the actual costs that the ICC determines are prudently and reasonably incurred for that year. The reconciliation is subject to adjustment for certain costs, including a limitation on recovery of costs that are more than 105% of certain costs in the previously approved MRP revenue requirement, absent a modification of the rate plan itself. Thus, for example, the rate adjustments necessary to reconcile 2024 revenues to ComEd’s actual 2024 costs incurred would take effect in January 2026 after the ICC’s review during 2025.
On December 14, 2023, the ICC issued a final order. The ICC rejected ComEd’s Grid Plan as non-compliant with certain requirements of CEJA and required ComEd to file a revised Grid Plan. In the absence of an approved Grid Plan, the ICC set ComEd’s forecast revenue requirements for 2024-2027 based on ComEd's approved year-end 2022 rate base. This resulted in a total cumulative revenue requirement increase of $501 million, a $986 million total revenue reduction from the requested cumulative revenue requirement increase but remained subject to annual reconciliation in accordance with CEJA. The final order approved the process and formulas associated with the MRP reconciliation mechanisms. The ICC's December 2023 order also denied ComEd's ability to earn a return on its pension asset.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
On December 22, 2023, ComEd filed an application for rehearing on several findings in the final order including the use of the 2022 year-end rate base to establish forecast revenue requirements for 2024-2027, ROE, pension asset return, and capital structure. On January 10, 2024, ComEd’s application for rehearing was denied on all issues except for the order’s use of the 2022 year-end rate base. On April 18, 2024, the ICC issued its final order on rehearing, which approved the use of the forecasted year-end 2023 rate base that resulted in increased revenue requirements for 2024-2027. These revenue requirements determined during the rehearing process established base revenue requirements until the ICC approved the Refiled Grid Plan on December 19, 2024.
On January 10, 2024, ComEd filed an appeal in the Illinois Appellate Court of the issues on which rehearing was denied, including but not limited to the allowed ROE, 50% equity ratio, and denial of a return on ComEd’s pension asset. There is no deadline by when the appellate court must rule. On March 13, 2024, ComEd filed its Refiled Grid Plan with supporting testimony and schedules with the ICC and subsequently on March 15, 2024, ComEd also filed a petition to adjust its MRP to authorize increased rates consistent with the Refiled Grid Plan. On December 19, 2024, the ICC approved the Refiled Grid Plan and adjusted the approved MRP with rates effective on January 1, 2025. The final approved MRP, as adjusted, which reflects the Refiled Grid Plan, resulted in a total cumulative revenue requirement increase of $1.045 billion over the 2024-2027 plan years and remains subject to annual reconciliations in accordance with CEJA. ComEd filed timely requests for rehearing and an appeal of the MRP order, again limited to the issues on which rehearing of the December 2023 order was denied, including the allowed ROE, 50% equity ratio, and denial of a return on ComEd's pension asset.
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
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear power generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. The seller has not provided notification to ComEd or the IPA that any subsidies or tax credits, such as nuclear production tax credits that became available for electricity generated beginning January 1, 2024, have been monetized and the IPA did not adjust the CMC price paid by ComEd in 2024. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. Beginning with the June 2022 monthly billing period, ComEd began issuing credits and/or charges to its retail customers under its CMC rider, the Rider Carbon-Free Resource Adjustment (Rider CFRA). A regulatory asset is recorded for the difference between ComEd's costs associated with the procurement of CMCs from participating nuclear power generating facilities and revenues received from customers. The balance as of March 31, 2025 is $17 million.
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
Other Federal Regulatory Matters

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
On July 27, 2023, FERC published a final audit report which included, among other things, findings and recommendations related to ComEd's methodology regarding the allocation of certain overhead costs to capitalized construction costs under FERC regulations, including a suggestion that refunds may be due to customers for amounts collected in previous years. ComEd responded to that report and on August 28, 2023, ComEd filed a formal notice of the issues it contested within the audit report. On December 14, 2023, FERC appointed a settlement judge for the contested overhead allocation findings and set the matter for a trial-type hearing. That hearing process was held in abeyance while a formal settlement process, which began in February 2024, took place.
On July 30, 2024, ComEd reached an agreement in principle on the contested overhead allocation finding. As a result of the settlement process, ComEd recorded a charge for the probable disallowance of $70 million of certain currently capitalized construction costs to operating expenses, which are not expected to be recovered in future rates. The existing loss estimate was reflected in Exelon and ComEd's financial statements as of December 31, 2024. ComEd and FERC staff jointly filed the settlement agreement with FERC for approval on February 11, 2025. The settlement was approved by FERC on April 4, 2025.
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2024, unless noted below. See Note 3 — Regulatory Matters of the 2024 Form 10-K for additional information on the specific regulatory assets and liabilities.
PECO. Regulatory assets increased $61 million primarily due to an increase of $71 million in the Deferred Income Taxes regulatory asset. Regulatory liabilities increased $93 million primarily due to an increase of $64 million in the Decommissioning the Regulatory Agreement Units and an increase of $32 million in the Electric energy and natural gas costs regulatory liabilities.
ACE. Regulatory liabilities increased $10 million primarily due to an increase of $8 million in the Transmission formula rate annual reconciliations regulatory liability.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at March 31, 2025 and December 31, 2024.

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(d)	ACE(e)
March 31, 2025	$87	$38	$9	$40	$24	$1	$15
December 31, 2024	117	46	16	55	40	1	14
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
See Note 4 — Revenue from Contracts with Customers of the 2024 Form 10-K for additional information regarding the primary sources of revenue for the Registrants.
Contract Liabilities
The Registrants record contract liabilities when consideration is received or due prior to the satisfaction of the performance obligations. The Registrants record contract liabilities in Other current liabilities and Other noncurrent deferred credits and other liabilities in their Consolidated Balance Sheets.
For Pepco, DPL, and ACE these contract liabilities primarily relate to upfront consideration received in the third quarter of 2020 for a collaborative arrangement ("Agreement") with an unrelated owner and manager of communication infrastructure, as well as additional consideration received for the payment option amendment ("Amendment") executed during the fourth quarter of 2023, which is discussed in further detail within Note 4 — Revenue from Contracts with Customers of the 2024 Form 10-K. The contract liability balance attributable to the Agreement and the Amendment is being recognized as Electric operating revenues over a 35 year period and 31 year period, respectively.
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three months ended March 31, 2025 and 2024. At March 31, 2025 and December 31, 2024, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2024	$127	$127	$101	$13	$13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2025	$126	$126	$100	$13	$13

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2023	$133	$133	$107	$13	$13
Revenues recognized	(2)	(2)	(2)	—	—
Balance at March 31, 2024	$131	$131	$105	$13	$13
__________
(a)Revenues recognized in the three months ended March 31, 2025 and 2024, were included in the contract liabilities at December 31, 2024 and 2023, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2025. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers

Year	Exelon	PHI	Pepco	DPL	ACE
2025	$4	$4	$4	$—	$—
2026	6	6	5	1	—
2027	5	5	5	—	—
2028	5	5	5	—	—
2029 and thereafter	106	106	81	12	13
Total	$126	$126	$100	$13	$13
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
Exelon has six reportable segments, which include ComEd, PECO, BGE, and PHI's three reportable segments consisting of Pepco, DPL, and ACE. ComEd, PECO, BGE, Pepco, DPL, and ACE each represent a single reportable segment, and as such, no separate segment information is provided for these Registrants. Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE's CODMs rely on a variety of business considerations, including net income, in evaluating segment performance, determining reinvestment of profits, and establishing the amounts of dividend distributions.
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2025 and 2024 is as follows:

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2025
Electric revenues	$2,065	$956	$1,012	$1,687	$—	$(11)	$5,709
Natural gas revenues	—	377	542	88	—	(2)	1,005
Shared service and other revenues	—	—	—	3	466	(469)	—
Total operating revenues	$2,065	$1,333	$1,554	$1,778	$466	$(482)	$6,714
2024
Electric revenues	$2,095	$782	$881	$1,532	$—	$(6)	$5,284
Natural gas revenues	—	272	416	72	—	(1)	759
Shared service and other revenues	—	—	—	2	459	(461)	—
Total operating revenues	$2,095	$1,054	$1,297	$1,606	$459	$(468)	$6,043
Less:
Purchased power
2025	$689	$361	$450	$684	$—	$—	$2,184
2024	907	306	377	607	—	—	2,197
Purchased fuel
2025	$—	$141	$159	$38	$—	$—	$338
2024	—	97	87	29	—	—	213

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating and maintenance
2025	$323	$266	$242	$296	$429	$(209)	$1,347
2024	318	235	205	274	438	(199)	1,271
Operating and maintenance from affiliates
2025	$100	$61	$63	$53	$11	$(288)	$—
2024	100	58	59	51	9	(277)	—
Depreciation and amortization
2025	$380	$109	$164	$234	$16	$—	$903
2024	362	104	150	246	17	—	879
Taxes other than income taxes
2025	$99	$60	$96	$140	$10	$—	$405
2024	94	51	89	128	9	—	371
(Gain) loss on sale of assets
2025	$—	$—	$—	$1	$—	$—	$1
2024	—	(2)	—	—	—	—	(2)
Interest expense, net(c)
2025	$125	$59	$58	$99	$163	$—	$504
2024	119	52	50	90	151	—	462
Interest expense from affiliates, net(c)
2025	$3	$4	$—	$1	$(1)	$(1)	$6
2024	3	3	—	—	—	—	6
Other, net
2025	$(21)	$(8)	$(9)	$(19)	$(11)	$16	$(52)
2024	(20)	(9)	(8)	(27)	(19)	8	(75)
Income taxes
2025	$65	$14	$71	$57	$(37)	$—	$170
2024	19	10	24	40	(30)	—	63
Net income (loss) attributable to common shareholders
2025	$302	$266	$260	$194	$(114)	$—	$908
2024	193	149	264	168	(116)	—	658
Supplemental segment information
Intersegment revenues(d)
2025	$8	$3	$2	$2	$463	$(478)	$—
2024	2	2	2	3	457	(466)	—
Capital expenditures
2025	$590	$424	$406	$513	$13	$—	$1,946
2024	594	361	324	453	35	—	1,767
Total assets
March 31, 2025	$45,199	$17,789	$15,677	$28,349	$6,530	$(4,060)	$109,484
December 31, 2024	44,750	17,123	15,542	28,297	6,012	(3,940)	107,784
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
(d)See Note 15 — Related Party Transactions for additional information on intersegment revenues.

PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2025
Electric revenues	$859	$460	$373	$—	$(5)	$1,687
Natural gas revenues	—	88	—	—	—	88
Shared service and other revenues	—	—	—	106	(103)	3
Total operating revenues	$859	$548	$373	$106	$(108)	$1,778
2024
Electric revenues	$759	$419	$358	$—	$(4)	$1,532
Natural gas revenues	—	72	—	—	—	72
Shared service and other revenues	—	—	—	109	(107)	2
Total operating revenues	$759	$491	$358	$109	$(111)	$1,606
Less:
Purchased power
2025	$318	$209	$157	$—	$—	$684
2024	281	186	140	—	—	607
Purchased fuel
2025	$—	$38	$—	$—	$—	$38
2024	—	29	—	—	—	29
Operating and maintenance
2025	$96	$60	$51	$89	$—	$296
2024	86	51	47	90	—	274
Operating and maintenance from affiliates
2025	$63	$46	$39	$13	$(108)	$53
2024	64	44	40	14	(111)	51
Depreciation and amortization
2025	$105	$63	$64	$2	$—	$234
2024	107	61	74	4	—	246
Taxes other than income taxes
2025	$113	$21	$2	$4	$—	$140
2024	102	20	2	4	—	128
Loss on sale of assets
2025	$1	$—	$—	$—	$—	$1
2024	—	—	—	—	—	—
Interest expense, net(c)
2025	$52	$25	$21	$1	$—	$99
2024	45	22	20	3	—	90
Interest expense to affiliates, net(c)
2025	$—	$—	$—	$1	$—	$1
2024	—	—	—	—	—	—
Other, net
2025	$(11)	$(4)	$(3)	$(1)	$—	$(19)
2024	(15)	(5)	(5)	(2)	—	(27)

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Income taxes
2025	$25	$21	$11	$—	$—	$57
2024	14	17	11	(2)	—	40
Net income (loss) attributable to common shareholders
2025	$97	$69	$31	$(3)	$—	$194
2024	75	66	29	(2)	—	168
Supplemental segment information
Intersegment revenues(d)
2025	$2	$2	$1	$106	$(109)	$2
2024	2	2	1	109	(111)	3
Capital expenditures
2025	$240	$156	$105	$12	$—	$513
2024	229	134	89	1	—	453
Total assets
March 31, 2025	$12,011	$6,484	$5,387	$4,521	$(54)	$28,349
December 31, 2024	12,000	6,421	5,349	4,567	(40)	28,297
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

	Three Months Ended March 31, 2025
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$993	$631	$648	$918	$424	$298	$196
Small commercial & industrial	600	162	109	169	51	64	54
Large commercial & industrial	296	84	144	367	289	28	50
Public authorities & electric railroads	17	8	8	17	8	4	5
Other(a)	236	76	113	223	86	71	68
Total electric revenues(b)	$2,142	$961	$1,022	$1,694	$858	$465	$373
Natural gas revenues
Residential	$—	$267	$378	$56	$—	$56	$—
Small commercial & industrial	—	86	63	21	—	21	—
Large commercial & industrial	—	—	96	3	—	3	—
Transportation	—	13	—	5	—	5	—
Other(c)	—	10	24	3	—	3	—
Total natural gas revenues(d)	$—	$376	$561	$88	$—	$88	$—
Total revenues from contracts with customers	$2,142	$1,337	$1,583	$1,782	$858	$553	$373
Other revenues
Revenues from alternative revenue programs	$(85)	$(9)	$(29)	$(3)	$2	$(5)	$—
Other electric revenues(e)	8	4	—	(1)	(1)	—	—
Other natural gas revenues(e)	—	1	—	—	—	—	—
Total other revenues	$(77)	$(4)	$(29)	$(4)	$1	$(5)	$—
Total revenues for reportable segments	$2,065	$1,333	$1,554	$1,778	$859	$548	$373

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
(b)Includes operating revenues from affiliates in 2025 and 2024 respectively of:
•$8 million, $2 million at ComEd
•$2 million, $2 million at PECO
•$1 million, $1 million at BGE
•$2 million, $3 million at PHI
•$2 million, $2 million at Pepco
•$2 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2025 and 2024 respectively of:
•$1 million, less than $1 million at PECO
•$1 million, $1 million at BGE
(e)Includes late payment charge revenues.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
5. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended March 31, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$406	$109	$133	$56	$108	$59	$17	$32
Plus: Current period provision for expected credit losses(a)	133	33	41	23	36	17	10	9
Less: Write-offs(b), net of recoveries(c)	53	17	14	7	15	7	4	4
Balance at March 31, 2025	$486	$125	$160	$72	$129	$69	$23	$37

	Three Months Ended March 31, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$317	$69	$95	$46	$107	$52	$19	$36
Plus: Current period provision for expected credit losses	79	22	23	15	19	12	3	4
Less: Write-offs, net of recoveries	50	9	11	9	21	12	5	4
Balance at March 31, 2024	$346	$82	$107	$52	$105	$52	$17	$36
_________
(a)For ComEd, PECO, BGE, Pepco, DPL, and ACE, the increase is primarily a result of increased receivable balances.
(b)For Pepco, the decrease is primarily attributable to favorable customer payment behavior.
(c)Recoveries were not material to the Registrants.
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended March 31, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$107	$34	$18	$6	$49	$27	$9	$13
Plus: Current period provision for expected credit losses(a)	15	2	9	1	3	—	—	3
Less: Write-offs(b), net of recoveries(c)	9	2	5	1	1	—	—	1
Balance at March 31, 2025	$113	$34	$22	$6	$51	$27	$9	$15

	Three Months Ended March 31, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$82	$17	$8	$7	$50	$28	$8	$14
Plus: Current period provision for expected credit losses	18	3	5	2	8	7	—	1
Less: Write-offs, net of recoveries	4	1	—	2	1	—	—	1
Balance at March 31, 2024	$96	$19	$13	$7	$57	$35	$8	$14
_________
(a)For Pepco, the decrease is primarily a result of changes in customer risk profile.
(b)For PECO, the increase is primarily a result of increased terminations.
(c)Recoveries were not material to the Registrants.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2025	$961	$366	$235	$171	$189	$95	$51	$43
December 31, 2024	1,114	335	254	257	268	121	76	71
__________
(a)Unbilled customer revenues are classified in Customer accounts receivable, net in the Registrants' Consolidated Balance Sheets.
Other Purchases of Customer and Other Accounts Receivables
For the three months ended March 31, 2025 and 2024, the Utility Registrants were required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, Delaware, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participated in the utilities' consolidated billing. The following table presents the total receivables purchased.

	Total receivables purchased
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three months ended March 31, 2025	$1,138	$253	$334	$225	$326	$201	$68	$57
Three months ended March 31, 2024	1,060	235	297	219	309	194	60	55

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes
6. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended March 31, 2025(a)
	Exelon	ComEd(b)	PECO(c)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.1	7.6	(3.5)	6.2	6.5	6.4	6.4	7.0
Plant basis differences	(3.8)	(1.0)	(11.1)	(1.5)	(0.7)	(1.0)	(0.5)	(0.3)
Excess deferred tax amortization	(6.5)	(9.4)	(1.6)	(4.1)	(3.9)	(5.3)	(3.3)	(1.4)
Amortization of investment tax credit, including deferred taxes on basis difference	—	(0.1)	—	—	—	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.7)	—	(0.3)	(0.3)	(0.3)	(0.3)	(0.3)
Other	0.5	0.3	0.2	0.2	0.1	(0.3)	0.1	0.3
Effective income tax rate	15.8%	17.7%	5.0%	21.5%	22.7%	20.5%	23.3%	26.2%

	Three Months Ended March 31, 2024(a)
	Exelon	ComEd(d)	PECO(c)	BGE(d)	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6.4	7.8	(0.6)	6.3	6.4	6.2	6.2	7.1
Plant basis differences	(3.8)	(0.9)	(12.2)	(1.2)	(0.9)	(1.3)	(1.1)	0.1
Excess deferred tax amortization	(14.7)	(18.9)	(2.3)	(17.5)	(6.8)	(9.9)	(5.4)	(1.3)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.4)	(0.3)	—	(0.4)	(0.3)	(0.3)	(0.3)	(0.3)
Other	0.3	0.4	0.4	0.1	(0.1)	—	0.2	1.0
Effective income tax rate	8.7%	9.0%	6.3%	8.3%	19.2%	15.7%	20.5%	27.5%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)For ComEd, the lower effective tax rate is primarily due to CEJA which resulted in the acceleration of certain income tax benefits.
(c)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions.
(d)For ComEd, the lower effective tax rate is primarily due to CEJA which resulted in the acceleration of certain income tax benefits. For BGE, the lower effective tax rate is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes

Unrecognized Tax Benefits
Exelon, PHI and DPL have the following unrecognized tax benefits at March 31, 2025 and December 31, 2024. ComEd's, PECO's, BGE's, Pepco's, and ACE's amounts are not material.

	Exelon(a)	PHI	DPL
March 31, 2025	$100	$51	$15
December 31, 2024	96	48	12
__________
(a)At March 31, 2025 and December 31, 2024, Exelon's unrecognized tax benefits is inclusive of $31 million related to Constellation's share of unrecognized tax benefits for periods prior to the separation. Exelon reflected an offsetting receivable of $31 million in Other deferred debits and other assets in the Consolidated Balance Sheet for these amounts.
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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the existing Exelon tax sharing agreement. At March 31, 2025, there is no balance due to or from Constellation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the existing Exelon tax sharing agreement. At March 31, 2025, there is no balance due to or from Constellation.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA also provides that Exelon will reimburse Constellation when those allocated tax attribute carryforwards are utilized. At March 31, 2025, Exelon recorded a payable of $141 million and $198 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
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
For the Utility Registrants, except for PECO, the methodology prescribed by the IRS in these PLRs could result in a material reduction of the regulatory liability established for EDITs arising from the TCJA corporate tax rate change that are being amortized and flowed through to customers as well as a reduction in the accumulated deferred income taxes included in rate base for ratemaking purposes. The Utility Registrants, except for PECO, filed PLR requests with the IRS confirming the treatment of the NOLC for ratemaking purposes. The Utility Registrants will record the impact, if any, upon receiving the PLR from the IRS.
7. Retirement Benefits (All Registrants)
Defined Benefit Pension and OPEB
The majority of the 2025 pension benefit cost for the Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 5.68%. The majority of the 2025 OPEB cost is calculated using an expected long-term rate of return on plan assets of 6.50% for funded plans and a discount rate of 5.64%.
During the first quarter of 2025, Exelon received an updated valuation of its pension and OPEB to reflect actual census data as of January 1, 2025. This valuation resulted in an increase to the pension obligation of $1 million and an increase to the OPEB obligation and asset of $6 million and $2 million, respectively. Additionally, AOCI decreased by $5 million (after-tax) and regulatory assets increased by $8 million and liabilities decreased by $3 million.
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three months ended March 31, 2025 and 2024.

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$38	$42	$6	$7
Interest cost	146	141	25	24
Expected return on assets	(178)	(184)	(21)	(21)
Amortization of:
Prior service cost (credit)	1	1	(2)	(2)
Actuarial loss	53	53	—	—
Net periodic benefit cost	$60	$53	$8	$8
The amounts below represent the Registrants' allocated pension and OPEB costs. For Exelon, the service cost component is included in Operating and maintenance expense and Property, plant, and equipment, net while the non-service cost components are included in Other, net and Regulatory assets. For PHI and each of the Utility Registrants, which apply multi-employer accounting, the service cost and non-service cost components are included in Operating and maintenance expense and Property, plant, and equipment, net in their consolidated financial statements.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Retirement Benefits

	Three Months Ended March 31,
Pension and OPEB Costs	2025	2024
Exelon	$68	$61
ComEd	21	17
PECO	2	—
BGE	16	15
PHI	25	23
Pepco	8	9
DPL	4	4
ACE	3	3
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Savings Plan Employer Contributions	2025	2024
Exelon	$26	$22
ComEd	10	10
PECO	4	3
BGE	3	3
PHI	5	2
Pepco	1	1
DPL	1	1
ACE	1	—
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
__________
(a)See Note 3 — Regulatory Matters of the 2024 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material at March 31, 2025 and December 31, 2024.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. A hypothetical 50 basis point change in the interest rates associated with Exelon's interest rate swaps as of March 31, 2025 would result in an immaterial impact to Exelon's Consolidated Net Income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
Below is a summary of the interest rate hedge balances at March 31, 2025 and December 31, 2024.

	Derivatives Designated as Hedging Instruments
	March 31, 2025	December 31, 2024
Other current assets	$—	$14
Other deferred debits (noncurrent assets)	4	12
Total derivative assets	4	26
Mark-to-market derivative liabilities (current liabilities)	—	(1)
Mark-to-market derivative liabilities (noncurrent liabilities)	(4)	—
Total mark-to-market derivative liabilities	(4)	(1)
Total mark-to-market derivative net assets	$—	$25
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings.
In February 2025, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $765 million upon issuance of $1 billion of debt. See Note 9 – Debt and Credit Agreements for additional information on the debt issuance. The settlements resulted in a cash receipt of $16 million. The accumulated AOCI gain of $13 million (net of tax) is being amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the 5-year and 10-year terms of the swaps. The following table provides the notional amounts outstanding held by Exelon at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
5-year maturity floating-to-fixed swaps	$275	$657
10-year maturity floating-to-fixed swaps	275	658
Total	$550	$1,315
The related AOCI derivative loss for the three months ended March 31, 2025 was $9 million (net of tax). The related AOCI derivative gain for the three months ended March 31, 2024 was immaterial. See Note 13 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties remained relatively consistent as of March 31, 2025. Cash collateral held by ComEd, PECO, BGE, Pepco, DPL, and ACE must be deposited in an unaffiliated major U.S. commercial bank or foreign bank with a U.S. branch office that meets certain qualifications. The following table reflects the Registrants' cash collateral held from external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, as of March 31, 2025 and December 31, 2024:

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments

	March 31, 2025	December 31, 2024
Exelon	$225	$181
ComEd	181	176
PECO(a)	12	—
BGE	1	1
PHI	31	4
Pepco	11	1
DPL	11	2
ACE(a)	6	—
__________
(a)PECO and ACE had less than one million in cash collateral held from external parties at December 31, 2024.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty. As of March 31, 2025, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of March 31, 2025, they could have been required to post collateral to their counterparties of $45 million, $51 million, and $15 million, respectively.
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at March 31, 2025 and December 31, 2024.

	Outstanding Commercial Paper at		Average Interest Rate on Commercial Paper Borrowings at
Commercial Paper Issuer	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Exelon(a)	$584	$1,359	4.62%	4.66%
ComEd	$347	$36	4.61%	4.55%
PECO	$—	$192	—%	4.65%
BGE	$237	$175	4.63%	4.61%
PHI(b)	$—	$530	—%	4.70%
Pepco	$—	$200	—%	4.69%
DPL	$—	$144	—%	4.74%
ACE	$—	$186	—%	4.67%
__________
(a)Exelon Corporate had no outstanding commercial paper borrowings at March 31, 2025 and $426 million in outstanding commercial paper borrowings at December 31, 2024.
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
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
Revolving Credit Agreements
On August 29, 2024, Exelon Corporate and each of the Utility Registrants amended and restated their respective syndicated revolving credit facility, extending the maturity date to August 29, 2029. The following table reflects the credit agreements:

Borrower	Aggregate Bank Commitment	Interest Rate
Exelon Corporate	$900	SOFR plus 1.075%
ComEd	$1,000	SOFR plus 1.000%
PECO	$600	SOFR plus 0.900%
BGE	$600	SOFR plus 0.900%
Pepco	$300	SOFR plus 1.000%
DPL	$300	SOFR plus 1.000%
ACE	$300	SOFR plus 1.000%
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of March 31, 2025.
The Utility Registrants have credit facility agreements, arranged at community banks, which may be utilized to issue letters of credit. The facility agreements have aggregate commitments of $40 million, $40 million, $15 million, $15 million, $15 million, and $15 million, at ComEd, PECO, BGE, Pepco, DPL, and ACE, respectively. These facilities expire on October 3, 2025.
See Note 16 — Debt and Credit Agreements of the 2024 Form 10-K for additional information on the Registrants' credit facilities.
Short-Term Loan Agreements
On March 14, 2024, Exelon Corporate amended and bifurcated the $500 million term loan agreement into two tranches of $350 million and $150 million. The loan agreements were renewed in the first quarter of 2025, extending the expiration date to March 13, 2026. Pursuant to the loan agreements, loans made thereunder bear interest at a variable rate equal to SOFR plus 1.00% and all indebtedness thereunder is unsecured. The loan agreements are reflected in Exelon's Consolidated Balance Sheets within Short-term borrowings.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
Long-Term Debt
Issuance of Long-Term Debt
During the three months ended March 31, 2025, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Junior Subordinated Notes(a)	6.50%	March 15, 2055	$1,000	Repay outstanding commercial paper obligations, and for general corporate purposes.
Exelon	Notes	5.125%	March 15, 2031	$500	Repay outstanding commercial paper obligations, and for general corporate purposes.
Exelon	Notes	5.875%	March 15, 2055	$500	Repay outstanding commercial paper obligations, and for general corporate purposes.
Pepco(b)	First Mortgage Bonds	5.48%	March 26, 2040	$200	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.28%	March 26, 2035	$125	Repay existing indebtedness and for general corporate purposes.
ACE(c)	First Mortgage Bonds	5.28%	March 26, 2035	$100	Repay existing indebtedness and for general corporate purposes.
__________
(a)The Junior Subordinated Notes bear interest at 6.50% per annum, commencing February 19, 2025 to, but excluding March 15, 2035. Thereafter, the interest rate resets every five years on March 15 and will be set at a rate per annum equal to the Five-year U.S. Treasury Rate plus a spread of 1.975%.
(b)On March 26, 2025, Pepco entered into a purchase agreement of First Mortgage Bonds of $75 million at 5.78% due on September 17, 2055. The closing date of the issuance is expected to occur in September 2025.
(c)On March 26, 2025, ACE entered into a purchase agreement of First Mortgage Bonds of $75 million and $75 million at 5.54% and 5.81% due on November 19, 2040 and November 19, 2055, respectively. The closing date of the issuance is expected to occur in November 2025.
Debt Covenants
As of March 31, 2025, the Registrants are in compliance with debt covenants.
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
Exelon’s valuation techniques used to measure the fair value of the assets and liabilities shown in the tables below are in accordance with the policies discussed in Note 17 — Fair Value of Financial Assets and Liabilities of the 2024 Form 10-K.
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of March 31, 2025 and December 31, 2024. The Registrants have no financial liabilities measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	March 31, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$46,796	$—	$37,601	$4,159	$41,760	$44,400	$—	$35,337	$3,720	$39,057
ComEd	12,031	—	10,330	—	10,330	12,030	—	10,260	—	10,260
PECO	5,704	—	4,827	—	4,827	5,704	—	4,816	—	4,816
BGE	5,396	—	4,726	—	4,726	5,395	—	4,702	—	4,702
PHI	9,541	—	4,145	4,159	8,304	9,124	—	4,093	3,720	7,813
Pepco	4,559	—	2,499	1,750	4,249	4,362	—	2,475	1,544	4,019
DPL	2,346	—	641	1,378	2,019	2,220	—	623	1,250	1,873
ACE	2,033	—	793	1,031	1,824	1,933	—	787	925	1,712
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$—	$393	$393	$390	$—	$—	$396	$396
ComEd	206	—	—	206	206	206	—	—	208	208
PECO	184	—	—	187	187	184	—	—	188	188
__________
(a)Includes unamortized debt issuance costs, unamortized debt discount and premium, net, purchase accounting fair value adjustments, and finance lease liabilities which are not fair valued. Refer to Note 16 — Debt and Credit Agreements of the 2024 Form 10-K for unamortized debt issuance costs, unamortized debt discount and premium, net, and purchase accounting fair value adjustments and Note 10 — Leases of the 2024 Form 10-K for finance lease liabilities.

Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at March 31, 2025 and December 31, 2024. Exelon and the Utility Registrants have immaterial and no financial assets or liabilities measured using the NAV practical expedient, respectively:
Exelon

	At March 31, 2025				At December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,190	$—	$—	$1,190	$544	$—	$—	$544
Rabbi trust investments
Cash equivalents	95	—	—	95	94	—	—	94
Mutual funds	63	—	—	63	65	—	—	65
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	72	22	94	—	73	22	95
Rabbi trust investments subtotal	158	78	22	258	159	79	22	260
Interest rate derivative assets
Derivatives designated as hedging instruments	—	4	—	4	—	26	—	26
Economic hedges	—	—	—	—	—	—	—	—
Interest rate derivative assets subtotal	—	4	—	4	—	26	—	26
Total assets	1,348	82	22	1,452	703	105	22	830
Liabilities
Commodity derivative liabilities	—	—	(151)	(151)	—	—	(132)	(132)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	(4)	—	(4)	—	(1)	—	(1)
Economic hedges	—	—	—	—	—	—	—	—
Interest rate derivative liabilities subtotal	—	(4)	—	(4)	—	(1)	—	(1)
Deferred compensation obligation	—	(69)	—	(69)	—	(74)	—	(74)
Total liabilities	—	(73)	(151)	(224)	—	(75)	(132)	(207)
Total net assets (liabilities)	$1,348	$9	$(129)	$1,228	$703	$30	$(110)	$623
__________
(a)Exelon excludes cash of $210 million and $219 million at March 31, 2025 and December 31, 2024, respectively, and restricted cash of $182 million and $176 million at March 31, 2025 and December 31, 2024, respectively, and includes long-term restricted cash of zero and $41 million at March 31, 2025 and December 31, 2024, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

ComEd, PECO, and BGE

	ComEd				PECO				BGE
At March 31, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$345	$—	$—	$345	$2	$—	$—	$2	$3	$—	$—	$3
Rabbi trust investments
Mutual funds	—	—	—	—	11	—	—	11	10	—	—	10
Life insurance contracts	—	—	—	—	—	21	—	21	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	11	21	—	32	10	—	—	10
Total assets	345	—	—	345	13	21	—	34	13	—	—	13
Liabilities
Commodity derivative liabilities(b)	—	—	(151)	(151)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(151)	(159)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$345	$(8)	$(151)	$186	$13	$14	$—	$27	$13	$(4)	$—	$9

	ComEd				PECO				BGE
At December 31, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$390	$—	$—	$390	$29	$—	$—	$29	$1	$—	$—	$1
Rabbi trust investments
Mutual funds	—	—	—	—	12	—	—	12	10	—	—	10
Life insurance contracts	—	—	—	—	—	22	—	22	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	12	22	—	34	10	—	—	10
Total assets	390	—	—	390	41	22	—	63	11	—	—	11
Liabilities
Commodity derivative liabilities(b)	—	—	(132)	(132)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(132)	(140)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$390	$(8)	$(132)	$250	$41	$15	$—	$56	$11	$(4)	$—	$7
__________
(a)ComEd excludes cash of $71 million and $66 million at March 31, 2025 and December 31, 2024, respectively, and restricted cash of $181 million and $176 million at March 31, 2025 and December 31, 2024, respectively. Additionally, ComEd includes long-term restricted cash of zero and $41 million at March 31, 2025 and December 31, 2024, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO excludes cash of $52 million and $19 million at March 31, 2025 and December 31, 2024, respectively. BGE excludes cash of $14 million and $33 million at March 31, 2025 and December 31, 2024, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $25 million and $126 million, respectively, at March 31, 2025 and $29 million and $103 million, respectively, at December 31, 2024 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

PHI, Pepco, DPL, and ACE

	At March 31, 2025				At December 31, 2024
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$118	$—	$—	$118	$93	$—	$—	$93
Rabbi trust investments
Cash equivalents	93	—	—	93	92	—	—	92
Mutual funds	9	—	—	9	9	—	—	9
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	23	21	44	—	23	21	44
Rabbi trust investments subtotal	102	29	21	152	101	29	21	151
Total assets	220	29	21	270	194	29	21	244
Liabilities
Deferred compensation obligation	—	(10)	—	(10)	—	(12)	—	(12)
Total liabilities	—	(10)	—	(10)	—	(12)	—	(12)
Total net assets	$220	$19	$21	$260	$194	$17	$21	$232

	Pepco				DPL				ACE
At March 31, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$69	$—	$—	$69	$49	$—	$—	$49	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	92	—	—	92	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	21	44	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	92	23	21	136	—	—	—	—	—	—	—	—
Total assets	161	23	21	205	49	—	—	49	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$161	$22	$21	$204	$49	$—	$—	$49	$—	$—	$—	$—

	Pepco				DPL				ACE
At December 31, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$21	$—	$—	$21	$3	$—	$—	$3	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	91	—	—	91	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	21	44	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	91	23	21	135	—	—	—	—	—	—	—	—
Total assets	112	23	21	156	3	—	—	3	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$112	$22	$21	$155	$3	$—	$—	$3	$—	$—	$—	$—
__________
(a)PHI excludes cash of $51 million and $70 million at March 31, 2025 and December 31, 2024, respectively, and restricted cash of $1 million and zero at March 31, 2025 and December 31, 2024. Pepco excludes cash of $20 million and $30 million at March 31, 2025 and December 31, 2024, respectively. DPL excludes cash of $12 million and $20 million at March 31, 2025 and December 31, 2024, respectively. ACE excludes cash of $19 million and $14 million at March 31, 2025 and December 31, 2024, respectively and restricted cash of $1 million and zero at March 31, 2025 and December 31, 2024, respectively

Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2025 and 2024:

	Exelon	ComEd		PHI and Pepco
Three Months Ended March 31, 2025	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2024	$(110)	$(132)		$21
Total realized / unrealized gains (losses)
Included in net income(a)	—	—		—
Included in regulatory assets/liabilities	(19)	(19)	(b)	—
Purchases, sales, and settlements
Balance at March 31, 2025	$(129)	$(151)	(c)	$21
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at March 31, 2025	$—	$—		$—

	Exelon	ComEd		PHI and Pepco
Three Months Ended March 31, 2024	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2023	$(90)	$(133)		$41
Total realized / unrealized gains (losses)
Included in net income(a)	—	—		—
Included in regulatory assets/liabilities	25	25	(b)	—
Balance at March 31, 2024	$(65)	$(108)		$41
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at March 31, 2024	$—	$—		$—
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $30 million of decreases in fair value and an increase for realized gains due to settlements of $11 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2025. Includes $13 million of increases in fair value and an increase for realized gains due to settlements of $12 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2024.
(c)The balance of the current and noncurrent asset was effectively zero as of March 31, 2025. The balance consists of a current and noncurrent liability of $25 million and $126 million, respectively, as of March 31, 2025.
Commodity Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at March 31, 2025	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	2025 Range & Arithmetic Average				2024 Range & Arithmetic Average
Commodity derivatives	$(151)	$(132)	Discounted Cash Flow	Forward power price(a)	$28.45	-	$62.87	$38.62	$30.31	-	$59.88	$42.08
________
(a)An increase to the forward power price would increase the fair value.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
11. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 18 — Commitments and Contingencies of the 2024 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at March 31, 2025:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	26	23	22	1	—
__________
(a)Remaining commitments extend through 2026 and include escrow funds, charitable contributions, and rate credits.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments at March 31, 2025, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2025	2026	2027	2028	2029	2030 and beyond
Exelon
Letters of credit(a)	$55	$47	$8	$—	$—	$—	$—
Surety bonds(b)	275	182	13	2	78	—	—
Financing trust guarantees(c)	378	—	—	—	78	—	300
Guaranteed lease residual values(d)	24	—	3	4	6	4	7
Total commercial commitments	$732	$229	$24	$6	$162	$4	$307

ComEd
Letters of credit(a)	$18	$15	$3	$—	$—	$—	$—
Surety bonds(b)	37	32	3	2	—	—	—
Financing trust guarantees(c)	200	—	—	—	—	—	200
Total commercial commitments	$255	$47	$6	$2	$—	$—	$200

PECO
Letters of credit(a)	$4	$1	$3	$—	$—	$—	$—
Surety bonds(b)	3	2	1	—	—	—	—
Financing trust guarantees(c)	178	—	—	—	78	—	100
Total commercial commitments	$185	$3	$4	$—	$78	$—	$100

BGE
Letters of credit(a)	$27	$27	$—	$—	$—	$—	$—
Surety bonds(b)	3	2	1	—	—	—	—
Total commercial commitments	$30	$29	$1	$—	$—	$—	$—

PHI
Letters of credit(a)	$3	$3	$—	$—	$—	$—	$—
Surety bonds(b)	173	91	4	—	78	—	—
Guaranteed lease residual values(d)	24	—	3	4	6	4	7
Total commercial commitments	$200	$94	$7	$4	$84	$4	$7

Pepco
Letters of credit(a)	$2	$2	$—	$—	$—	$—	$—
Surety bonds(b)	162	84	—	—	78	—	—
Guaranteed lease residual values(d)	8	—	1	1	2	1	3
Total commercial commitments	$172	$86	$1	$1	$80	$1	$3

DPL
Letters of credit(a)	$1	$1	$—	$—	$—	$—	$—
Surety bonds(b)	6	3	3	—	—	—	—
Guaranteed lease residual values(d)	9	—	1	2	2	2	2
Total commercial commitments	$16	$4	$4	$2	$2	$2	$2

ACE
Surety bonds(b)	$5	$4	$1	$—	$—	$—	$—
Guaranteed lease residual values(d)	7	—	1	1	2	1	2
Total commercial commitments	$12	$4	$2	$1	$2	$1	$2

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
(c)Reflects guarantee of ComEd and PECO securities held by ComEd Financing III, PECO Trust III, and PECO Trust IV.
(d)Represents the maximum potential obligation in the event the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 9 years. The maximum potential obligation at the end of the minimum lease term would be $55 million guaranteed by Exelon and PHI, of which $18 million, $21 million, and $16 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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
•PECO has 6 sites currently under some degree of active study and/or remediation. PECO expects the majority of the remediation at these sites to continue through at least 2028.
•BGE has 4 sites currently requiring some level of remediation and/or ongoing activity. BGE expects the majority of the remediation at these sites to continue through at least 2026.
•DPL has 1 site currently under study and the required cost at the site is not expected to be material.
The historical nature of the MGP and gas purification sites, and the fact that many of the sites have been buried and built over, impacts the ability to determine a precise estimate of the ultimate costs prior to initial sampling and determination of the exact scope and method of remedial activity. Management determines its best estimate of remediation costs using all available information at the time of each study, including probabilistic and deterministic modeling for ComEd and PECO, and the remediation standards currently required by the applicable state environmental agency. Prior to performing any significant clean up, each site remediation plan is approved by the appropriate state environmental agency.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
At March 31, 2025 and December 31, 2024, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	March 31, 2025		December 31, 2024
	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation
Exelon	$396	$319	$403	$322
ComEd	282	282	285	284
PECO	29	27	29	28
BGE	14	10	13	10
PHI	70	—	75	—
Pepco	68	—	73	—
DPL	1	—	1	—
ACE	1	—	1	—
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
Pursuant to an internal agreement between the Pepco Entities, since 2013, Pepco has performed the work required by the Consent Decree and has been reimbursed for that work by an agreed upon allocation of costs between the Pepco Entities. In September 2019, the Pepco Entities issued a draft “final” RI report which the DOEE approved on February 3, 2020. In October 2022, the DOEE approved dividing the work to complete the landside portion of the FS from the waterside portion to expedite the overall schedule for completion of the project. The landside FS was approved by the DOEE on March 15th, 2024, and the waterside FS was approved by the DOEE on December 16, 2024. On October 3, 2023, the DOEE and Pepco entered into an addendum to the Benning Consent Decree pursuant to which Pepco has agreed to fund or perform the remedial actions to be selected by the DOEE for the landside and waterside areas. This addendum to the Benning Consent Decree was entered by the Court on February 27, 2024 and became effective on that date. Pepco drafted a proposed plan for the landside area, which was approved and issued by the DOEE for public comment on December 16, 2024. The landside area public comment period closed on April 18, 2025. Pepco will submit a matrix of proposed responses to the public comments and a proposed Record of Decision (ROD) to the DOEE for the landside area before August 18, 2025. Pepco also submitted a draft proposed plan to the DOEE for the waterside area on April 15, 2025. The DOEE will review Pepco’s draft and issue a final proposed plan for public comment. After the waterside area public comment period closes, Pepco will submit a matrix of proposed responses to the public comments and a proposed ROD to the DOEE for the waterside area. The DOEE will issue ROD(s) identifying the remedial actions determined to be necessary for the landside and waterside areas.
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
On July 15, 2022, Pepco received a letter from the District of Columbia's Office of the Attorney General (D.C. OAG) on behalf of the DOEE conveying a settlement offer to resolve all PRPs' liability to the District of Columbia (District) for their past costs and their anticipated future costs to complete the work for the Interim ROD. Pepco responded on July 27, 2022 agreeing to enter into settlement discussions. On October 3, 2023, Pepco and the District entered into another consent decree (the “Anacostia River Consent Decree”) pursuant to which Pepco agreed to pay $47 million to resolve its liability to the District for all past costs to perform the riverwide RI/FS and all future costs to complete the work required by the Interim ROD. This amount was agreed to be paid in four equal annual installments beginning a year after the effective date of the Anacostia River Consent Decree. Pepco paid the first installment of $12 million on April 9, 2025. The funds were deposited into the DOEE’s Clean Land Fund for the District’s costs of the Interim ROD work. The Anacostia River Consent Decree caps Pepco’s liability for these costs and provides Pepco with the right to seek contributions from other PRPs. The Anacostia River Consent Decree was signed by the judge for the U.S. District Court for the District of Columbia and became effective on April 11, 2024. Exelon, PHI, and Pepco have accrued a liability for Pepco’s payment obligations under the Anacostia Consent Decree and management's best estimate of its share of any other future Anacostia River response costs. Pepco has concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
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
Buzzard Point Site (Exelon, PHI, and Pepco). On December 8, 2022, Pepco received a letter from the D.C. OAG, alleging wholly past violations of the District's stormwater discharge and waste disposal requirements related to operations at the Buzzard Point facility, a 9-acre parcel of waterfront property in Washington, D.C. occupied by an active substation and former steam plant building. The letter also alleged wholly past violations by Pepco of stormwater discharge requirements related to its district-wide system of underground vaults. On October 3, 2023, Pepco entered into a Consent Order with the District of Columbia to resolve the alleged

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
violations without any admission of liability. The Consent Order requires Pepco to pay a civil penalty of $10 million. In addition, Pepco has agreed to assess the environmental conditions at its Buzzard Point facility and conduct any remedial actions deemed necessary as a result of the assessment, and also to assess potential environmental impacts associated with the operation of its underground vaults. The court signed and entered the Consent Order, and it became effective on February 2, 2024. Exelon, PHI, and Pepco have accrued a liability for the projected costs for the required environmental assessments and remediation. In January 2025, Pepco paid the last installment of the civil penalty. Pepco has concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
Litigation and Regulatory Matters
DPA and Related Matters (Exelon and ComEd). Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois (USAO) requiring production of information concerning their lobbying activities in the State of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the USAO requiring production of records of any communications with certain individuals and entities. The Companies cooperated fully with the USAO and any government requests or inquiries. On July 17, 2020, ComEd entered into a DPA with the USAO to resolve the USAO investigation into its historical state legislative lobbying and related practices in Illinois. The agreement resolved the Department of Justice investigation into both ComEd and Exelon, which included a payment to the U.S. Treasury of $200 million, which was paid in November 2020. The three-year term of the DPA ended on July 17, 2023, and on that same date the court granted the USAO’s motion to dismiss the pending charge against ComEd that had been deferred by the DPA.
Subsequent to Exelon announcing the receipt of the USAO subpoenas, various lawsuits were filed related to the subject of the subpoenas and the conduct described in the DPA. Several putative class actions were brought in federal and state court by ComEd customers. These actions were dismissed prior to discovery or trial and those dismissals were affirmed on appeal.
In addition, subsequent to Exelon announcing the receipt of the USAO subpoenas, several shareholders sent letters to the Exelon Board of Directors demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. Since that date, multiple parties have filed separate derivative lawsuits that were subsequently consolidated. On October 12, 2021, the parties filed an agreed motion to stay the litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. The stay was extended several times. Through mediation efforts, a settlement of the derivative claims was reached by the SLC, the Independent Review Committee of the Board (which had been formed in the third quarter of 2022, to ensure the Board’s consideration of any SLC recommendations would be independent and objective), the Board, and certain of the derivative shareholders. On June 16, 2023, the SLC filed a motion for preliminary approval of the settlement, attaching the Stipulation and Agreement of Settlement (Stipulation), which contained the terms of the proposed settlement. The proposed settlement terms include but are not limited to: a payment of $40 million to Exelon by Exelon’s insurers of which $10 million constitutes the attorneys’ fee award to be paid to the Settling Shareholders’ counsel; various compliance and disclosure-related reforms; and certain changes in Board and Committee composition. The non-settling shareholders objected to the settlement and opposed preliminary approval. On September 20, 2024, the court denied without prejudice the SLC’s motion for preliminary approval. The court’s order provided that if the SLC can substantiate or otherwise revise the attorneys’ fees aspect of the settlement, then the SLC could renew its motion for preliminary approval by October 21, 2024. On October 21, 2024, the SLC filed its second renewed motion for preliminary approval, and the Settling Shareholders filed a brief in support of the SLC's second renewed motion for preliminary approval. On November 20, 2024, the non-settling plaintiffs filed an opposition to the renewed motion for preliminary approval. On December 18, 2024, the SLC and Settling Shareholders filed replies in support of the renewed motion for preliminary approval.

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
On November 22, 2024, the Appellate Court of Maryland, in a case involving a regulated electric utility operating in Maryland, ruled the purchase of certain transmission and distribution equipment qualify for the sales tax manufacturing exemption. On December 20, 2024, the Maryland Attorney General, on behalf of the Maryland Comptroller, filed a motion for reconsideration with the Appellate Court of Maryland of its ruling. The motion for reconsideration was denied on February 3, 2025.
On February 18, 2025, the Maryland Attorney General, on behalf of the Maryland Comptroller, filed a petition with the Maryland Supreme Court requesting review of the Appellate Court of Maryland’s ruling.
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
12. Shareholders' Equity (Exelon)
At-the-Market Program
On August 4, 2022, Exelon executed an equity distribution agreement (“Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $1 billion. Exelon has no obligation to offer or sell any shares of Common stock under the Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the Equity Distribution Agreement.
During the first quarter 2025, Exelon issued approximately 4.0 million shares of Common stock at an average gross price of $43.42 per share. The net proceeds from the issuance were $173 million, which were used for general corporate purposes.
In the first quarter of 2025, Exelon entered into two separate forward sale agreements for 1.7 million shares and 4.0 million shares of Common stock, with an initial forward price of $42.81 and $43.42 per share, respectively. The forward sale agreements require Exelon to, at its election prior to December 15, 2025, either (i) physically settle the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements. No amounts have been or will be recorded on Exelon's balance sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the three months ended March 31, 2025, approximately 5.6 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Shareholders' Equity
Inclusive of the impact of the forward sale agreements, $283 million of Common stock remained available for sale pursuant to the ATM program as of March 31, 2025.
13. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following table presents changes in Exelon's AOCI, net of tax, by component:

Three Months Ended March 31, 2025	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2024	$45	$(765)	$(720)
OCI before reclassifications	(6)	5	(1)
Amounts reclassified from AOCI	(2)	5	3
Net current-period OCI	(8)	10	2
Balance at March 31, 2025	$37	$(755)	$(718)

Three Months Ended March 31, 2024	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2023	$(3)	$(723)	$(726)
OCI before reclassifications	34	(24)	10
Amounts reclassified from AOCI	(1)	5	4
Net current-period OCI	33	(19)	14
Balance at March 31, 2024	$30	$(742)	$(712)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. See Note 14 — Retirement Benefits and Note 7 — Retirement Benefits of the 2024 Form 10-K for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	$(2)	$(2)
Pension and non-pension postretirement benefit plans valuation adjustments	(2)	8
Unrealized gains on cash flow hedges	3	(10)
14. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2025
Utility taxes(a)	$258	$81	$50	$34	$93	$84	$8	$1
Property	111	9	5	57	40	28	12	—
Payroll	33	8	5	5	7	1	1	1

Three Months Ended March 31, 2024
Utility taxes(a)	$229	$75	$41	$31	$82	$74	$8	$—
Property	105	9	4	53	38	26	11	1
Payroll	34	9	5	5	7	2	1	1

_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2025
AFUDC — Equity	$39	$12	$7	$9	$11	$8	$2	$1
Non-service net periodic benefit cost	(13)	—	—	—	—	—	—	—

Three Months Ended March 31, 2024
AFUDC — Equity	$40	$10	$8	$7	$15	$12	$3	$—
Non-service net periodic benefit cost	(7)	—	—	—	—	—	—	—

Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Depreciation, amortization, and accretion
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2025
Property, plant, and equipment(a)	$750	$302	$108	$124	$201	$88	$57	$55
Amortization of regulatory assets and liabilities, net(a)	152	78	1	40	33	17	6	9
Amortization of intangible assets, net(a)	2	—	—	—	—	—	—	—
ARO accretion(b)	1	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$905	$380	$109	$164	$234	$105	$63	$64

Three Months Ended March 31, 2024
Property, plant, and equipment(a)	$711	$284	$101	$122	$190	$81	$52	$53
Amortization of regulatory assets and liabilities, net(a)	166	78	3	28	56	26	9	21
Amortization of intangible assets, net(a)	2	—	—	—	—	—	—	—
ARO accretion(b)	1	—	—	—	—	—	—	—
Total depreciation and amortization	$880	$362	$104	$150	$246	$107	$61	$74
__________
(a)Included in Depreciation and amortization expense in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating and maintenance expense in Exelon's Consolidated Statements of Operations and Comprehensive Income.

	Other non-cash operating activities
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2025
Pension and OPEB costs	$68	$21	$2	$16	$25	$8	$4	$3
Allowance for credit losses	97	11	43	14	29	10	9	10
True-up adjustments to decoupling mechanisms and formula rates(a)	136	85	9	29	13	(2)	5	10
Amortization of operating ROU asset	9	—	—	2	6	1	2	2
AFUDC — Equity	(39)	(12)	(7)	(9)	(11)	(8)	(2)	(1)

Three Months Ended March 31, 2024
Pension and OPEB costs	$61	$17	$—	$15	$23	$9	$4	$3
Allowance for credit losses	63	2	27	12	22	16	3	3
True-up adjustments to decoupling mechanisms and formula rates(a)	(91)	(19)	2	(43)	(31)	(29)	4	(6)
Amortization of operating ROU asset	9	—	—	2	6	1	2	1
AFUDC — Equity	(40)	(10)	(8)	(7)	(15)	(12)	(3)	—
__________
(a)For ComEd, reflects the true-up adjustments in Regulatory assets and liabilities associated with its distribution MRP and distribution, energy efficiency, distributed generation, and transmission formula rates. For PECO, reflects the change in Regulatory assets and liabilities associated with its transmission formula rates. For BGE, Pepco, DPL, and ACE, reflects the change in Regulatory assets and liabilities associated with their decoupling mechanisms and transmission formula rates. See Note 3 — Regulatory Matters of the 2024 Form 10-K for additional information.

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

	Cash, cash equivalents, and restricted cash
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2025
Cash and cash equivalents	$1,004	$96	$54	$14	$127	$58	$50	$18
Restricted cash and cash equivalents	578	501	—	3	43	31	11	1
Restricted cash included in Other deferred debits and other assets	—	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,582	$597	$54	$17	$170	$89	$61	$19

Balance at December 31, 2024
Cash and cash equivalents	$357	$105	$48	$33	$139	$30	$21	$14
Restricted cash and cash equivalents	541	486	—	1	24	21	2	—
Restricted cash included in Other deferred debits and other assets	41	41	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$939	$632	$48	$34	$163	$51	$23	$14

Balance at March 31, 2024
Cash and cash equivalents	$720	$100	$39	$27	$504	$198	$269	$27
Restricted cash and cash equivalents	489	428	9	—	23	22	1	—
Restricted cash included in Other deferred debits and other assets	99	99	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,308	$627	$48	$27	$527	$220	$270	$27

For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2024 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2025
Compensation-related accruals(a)	$377	$115	$53	$51	$64	$19	$13	$9
Taxes accrued	222	148	31	81	138	116	21	12
Interest accrued	440	89	56	77	83	37	27	17

Balance at December 31, 2024
Compensation-related accruals(a)	$679	$197	$87	$88	$132	$38	$26	$18
Taxes accrued	217	96	13	34	110	92	11	11
Interest accrued	468	150	60	50	83	44	16	18
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

The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates		Capitalized costs
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Exelon
BSC			$160	$158
PHISCO			25	29
ComEd
BSC	$100	$100	62	71
PECO
BSC	59	58	27	29
BGE
BSC	63	59	33	24
PHI
BSC	52	50	39	34
PHISCO	—	—	25	29
Pepco
BSC	32	31	17	17
PHISCO	31	33	10	12
DPL
BSC	20	19	12	12
PHISCO	25	25	8	9
ACE
BSC	16	16	8	5
PHISCO	23	23	7	8

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

Current Receivables from/Payables to Affiliates
The following tables present current Receivables from affiliates and current Payables to affiliates:
March 31, 2025

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$58	$—	$2	$60
PECO	$1		—	—	—	—	30	—	6	37
BGE	1	—		—	—	—	36	—	1	38
PHI	1	—	—	—	—	—	7	—	11	19
Pepco	—	—	—		—	—	17	16	1	34
DPL	1	—	—	—		—	11	12	(1)	23
ACE	—	—	—	—	—		10	11	(1)	20
Other	4	—	—	—	1	7	—	—		12
Total	$8	$—	$—	$—	$1	$7	$169	$39	$19	$243
December 31, 2024

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$67	$—	$10	$77
PECO	$—		—	—	—	—	37	—	4	41
BGE	—	—		—	—	—	47	—	1	48
PHI	—	—	—	—	—	—	7	1	10	18
Pepco	—	—	—		—	—	21	15	1	37
DPL	—	—	—	—		—	14	11	1	26
ACE	—	—	—	—	—		11	10	1	22
Other	4	—	—	1	—	7	—	—		12
Total	$4	$—	$—	$1	$—	$7	$204	$37	$28	$281
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
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	March 31, 2025			December 31, 2024
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$206	$—	$206	$206	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$206	$184	$390	$206	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders by Registrant for the three months ended March 31, 2025 compared to the same period in 2024. For additional information regarding the financial results for the three months ended March 31, 2025 and 2024, see the discussions of Results of Operations by Registrant.

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
Exelon	$908	$658	$250
ComEd	302	193	109
PECO	266	149	117
BGE	260	264	(4)
PHI	194	168	26
Pepco	97	75	22
DPL	69	66	3
ACE	31	29	2
Other(a)	(114)	(116)	2
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024. Net income attributable to common shareholders increased by $250 million and diluted earnings per average common share increased to $0.90 in 2025 from 0.66 in 2024 primarily due to:
•Timing of distribution earnings at ComEd;
•Favorable impacts of rate increases at ComEd, PECO, BGE and PHI;
•Normal weather at PECO compared to unfavorable weather in the prior period;
•Timing of income tax expense at PECO; and
•Higher return on regulatory assets at ComEd.
The increases were partially offset by:

•Higher interest expense at PECO, BGE and PHI; and
•Lower transmission peak load due to lower energy demand at ComEd.
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
The following table provides a reconciliation between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings for the three months ended March 31, 2025 compared to the same period in 2024:

	Three Months Ended March 31,
	2025		2024
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$908	$0.90	$658	$0.66
Regulatory matters (net of taxes of $7)(a)	22	0.02	—	—
Change in FERC audit liability (net of taxes of $1 and $9, respectively)	2	—	27	0.03
Cost management charge (net of taxes of $0)(b)	(1)	—	—	—
Adjusted (non-GAAP) operating earnings	$932	$0.92	$685	$0.68
__________
Note:
Amounts may not sum due to rounding.
Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. The marginal statutory income tax rates for 2025 and 2024 ranged from 24.0% to 29.0%.

(a)Represents the probable disallowance of certain capitalized costs.
(b)Primarily represents severance and reorganization costs related to cost management.
Significant 2025 Transactions and Developments
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
The following tables show the Utility Registrants’ completed and pending distribution base rate case proceedings in 2025. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$1,045	8.905%	December 19, 2024	January 1, 2024
	April 26, 2024 (amended on September 11, 2024)	Electric	$624	$623	9.89%	October 31, 2024	January 1, 2025
PECO - Pennsylvania	March 28, 2024	Electric	$464	$354	N/A(e)	December 12, 2024	January 1, 2025
		Natural Gas	$111	$78
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	$123	9.50%	November 26, 2024	January 1, 2025
Pepco - Maryland	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
DPL - Delaware	September 20, 2024 (amended February 28, 2025)	Natural Gas	$42	10.65%	First quarter of 2026
ACE - New Jersey	November 21, 2024	Electric	109	10.70%	Fourth quarter of 2025
Transmission Formula Rates
For 2025, the following total increase was included in the Utility Registrant's electric transmission formula rate update. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase	Annual Reconciliation Increase	Total Revenue Requirement Increase	Allowed Return on Rate Base	Allowed ROE
BGE	$21	$21	$35	7.53%	10.50%
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
On July 27, 2023, FERC published a final audit report which included, among other things, findings and recommendations related to ComEd's methodology regarding the allocation of certain overhead costs to capitalized construction costs under FERC regulations, including a suggestion that refunds may be due to customers for amounts collected in previous years. ComEd responded to that report and on August 28, 2023, ComEd filed a formal notice of the issues it contested within the audit report. On December 14, 2023, FERC appointed a settlement judge for the contested overhead allocation findings and set the matter for a trial-type hearing. That hearing process was held in abeyance while a formal settlement process, which began in February 2024, took place.
On July 30, 2024, ComEd reached an agreement in principle on the contested overhead allocation finding. As a result of the settlement process, ComEd recorded a charge for the probable disallowance of $70 million of certain currently capitalized construction costs to operating expenses, which are not expected to be recovered in future rates. The existing loss estimate was reflected in Exelon and ComEd's financial statements as of December 31, 2024. ComEd and FERC staff jointly filed the settlement agreement with FERC for approval on February 11, 2025. The settlement was approved by FERC on April 4, 2025.

Other Key Business Drivers and Management Strategies
The following discussion of other key business drivers and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business in the 2024 Form 10-K, ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Key Business Drivers and Management Strategies in the 2024 Form 10-K, and Note 11 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in this report for additional information on various environmental matters.
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
The Utility Registrants, except for PECO, filed PLR requests with the IRS confirming the treatment of the NOLC for ratemaking purpose. The Utility Registrants will record the impact, if any, upon receiving the PLR from the IRS.
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
The Trump Administration has issued numerous Executive Orders (EOs), including the Unleashing American Energy Order on January 20, 2025, which requires an immediate pause in the disbursement of funds appropriated through the IRA and IIJA during a 90-day review period, which is still in effect. Exelon is currently evaluating this EO and others to determine what, if any, impact they might have on awards selected or received from the Department of Energy in 2024.
Next Generation Energy Act
On April 7, 2025, the Maryland General Assembly, passed legislation that addresses several matters pertaining to electric and gas utilities, including affirming that the MDPSC may approve the use of multi-year rate plans that are proven to be beneficial to customers, among other things. It also prohibits utilities from filing after January 1, 2025, for the reconciliation of actuals costs and revenues to amounts approved within the multi-year plans. As of March 31, 2025, BGE has a regulatory asset of $10 million and a regulatory liability of $10 million for multi-year plan reconciliations yet to be filed. DPL has a regulatory liability of $7 million for multi-year reconciliations yet to be filed. Multi-year plan reconciliations filed prior to January 1, 2025, remain lawful and will be resolved in their respective proceedings. The legislation is pending the signature of the Governor. Exelon, BGE, Pepco, and DPL are in the process of assessing the potential impacts of the pending legislation.

Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of March 31, 2025, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2024. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2024 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended March 31,		(Unfavorable) Favorable Variance
	2025	2024
Operating revenues	$2,065	$2,095	$(30)
Operating expenses
Purchased power	689	907	218
Operating and maintenance	423	418	(5)
Depreciation and amortization	380	362	(18)
Taxes other than income taxes	99	94	(5)
Total operating expenses	1,591	1,781	190
Operating income	474	314	160
Other income and (deductions)
Interest expense, net	(128)	(122)	(6)
Other, net	21	20	1
Total other income and (deductions)	(107)	(102)	(5)
Income before income taxes	367	212	155
Income taxes	65	19	(46)
Net income	$302	$193	$109
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024. Net income increased by $109 million as compared to the same period in 2024, primarily due to timing of distribution earnings, higher distribution and transmission rate base, and higher return on regulatory assets primarily due to an increase in asset balances. These were partially offset by lower transmission peak load.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2025
Increase (Decrease)
Distribution	$129
Transmission	22
Energy efficiency	10
Other	9
170
Regulatory required programs	(200)
Total decrease	$(30)
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms.
Distribution Revenue. Starting in 2024, distribution revenues are under a MRP. The MRP requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenues increased for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to differences in the timing of distribution earnings and higher rate base.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak load, which is updated annually in January based on the prior calendar year. Transmission revenues increased

ComEd
for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to higher fully recoverable costs and the impacts of higher rate base, partially offset by lower transmission peak load.
Energy Efficiency Revenue. Energy efficiency revenues are under a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred in a given year. Energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenues increased for the three months ended March 31, 2025 as compared to the same periods in 2024, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenues increased for the three months ended March 31, 2025 as compared to the same periods in 2024, which primarily reflects increased mutual assistance revenues associated with storm restoration efforts.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The $218 million decrease in Purchased power expense for the three months ended March 31, 2025 compared to the same periods in 2024 is offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2025
(Decrease) Increase
Labor, other benefits, contracting, and materials	$(27)
Storm-related costs	(6)
Pension and non-pension postretirement benefits expense	2
Other	40
9
Regulatory required programs	(4)
Total increase	$5

ComEd
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2025
Increase
Depreciation and amortization(a)	$18
Total increase	$18
__________
(a)Reflects ongoing capital expenditures.
Effective income tax rates were 17.7% and 9.0% for the three months ended March 31, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
Operating revenues	$1,333	$1,054	$279
Operating expenses
Purchased power and fuel	502	403	(99)
Operating and maintenance	327	293	(34)
Depreciation and amortization	109	104	(5)
Taxes other than income taxes	60	51	(9)
Total operating expenses	998	851	(147)
Gain on sales of assets	—	2	(2)
Operating income	335	205	130
Other income and (deductions)
Interest expense, net	(63)	(55)	(8)
Other, net	8	9	(1)
Total other income and (deductions)	(55)	(46)	(9)
Income before income taxes	280	159	121
Income taxes	14	10	(4)
Net income	$266	$149	$117
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024. Net income increased by $117 million, due to an increase in revenue as a result of an increase in electric and gas distribution rates coupled with relatively normal weather compared to unfavorable weather in the same period last year and a decrease in income tax expense due to timing of tax repairs deduction, partially offset by an increase in credit loss expense and interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2025
	Increase (Decrease)
	Electric	Gas	Total
Weather	$23	$21	$44
Volume	9	2	11
Pricing	73	38	111
Transmission	(6)	—	(6)
Other	5	3	8
	104	64	168
Regulatory required programs	71	40	111
Total increase	$175	$104	$279
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2025 compared to the same period in 2024, Operating revenues related to weather increased due to relatively normal weather compared to unfavorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in

PECO
PECO’s service territory for the three months ended March 31, 2025 compared to the same period in 2024 and normal weather consisted of the following:

	Three Months Ended March 31,			% Change
PECO Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	2,351	2,089	2,388	12.5%	(1.5)%
Cooling Degree-Days	1	—	1	N/A	—%
Volume. Electric volume, exclusive of the effects of weather, for the three months ended March 31, 2025 compared to the same period in 2024, remained relatively consistent. Natural gas volume for the three months ended March 31, 2025 compared to the same period in 2024, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2025	2024
Residential	3,859	3,455	11.7%	3.3%
Small commercial & industrial	1,946	1,891	2.9%	(1.0)%
Large commercial & industrial	3,425	3,355	2.1%	(0.4)%
Public authorities & electric railroads	189	179	5.6%	5.6%
Total electric retail deliveries(a)	9,419	8,880	6.1%	1.1%

	At March 31,
Number of Electric Customers	2025	2024
Residential	1,540,453	1,540,491
Small commercial & industrial	155,131	156,475
Large commercial & industrial	3,151	3,160
Public authorities & electric railroads	10,703	10,713
Total	1,709,438	1,710,839
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2025	2024
Residential	21,834	18,895	15.6%	(0.3)%
Small commercial & industrial	10,405	9,488	9.7%	(2.2)%
Large commercial & industrial	12	16	(25.0)%	—%
Transportation	7,242	6,899	5.0%	1.0%
Total natural gas retail deliveries(a)	39,493	35,298	11.9%	(0.6)%

	At March 31,
Number of Natural Gas Customers	2025	2024
Residential	509,773	508,429
Small commercial & industrial	44,869	45,038
Large commercial & industrial	7	7
Transportation	623	646
Total	555,272	554,120
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.

PECO
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three months ended March 31, 2025 compared to the same period in 2024 increased primarily due to an increase in electric and gas distribution rates charged to customers.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreases in underlying costs and capital investments.
Other revenue primarily includes revenue related to late payment charges. Other revenue for the three months ended March 31, 2025 compared to the same period in 2024 remained relatively consistent.
Regulatory Required Programs represents revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency, PGC, TSC, and the GSA. The riders are designed to provide full and current cost recovery, and in some cases, a return. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense, and Income taxes. Customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. Customer choice programs do not impact the volume of deliveries as PECO remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation or natural gas from competitive suppliers, PECO either acts as the billing agent or the competitive supplier separately bills its own customers and therefore PECO does not record Operating revenues or Purchased power and fuel expense related to the electricity and/or natural gas. For customers that choose to purchase electric generation or natural gas from PECO, PECO is permitted to recover the electricity, natural gas, and REC procurement costs without mark-up and therefore records equal and offsetting amounts in Operating revenues and Purchased power and fuel expense related to the electricity, natural gas, and RECs.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $99 million for the three months ended March 31, 2025 compared to the same period in 2024, in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.

PECO
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2025
Increase (Decrease)
Credit loss expense	$17
Labor, other benefits, contracting and materials	9
BSC costs	1
Pension and non-pension postretirement benefit expense	1
Storm-related costs	(4)
Other	(1)
23
Regulatory required programs	11
Total increase	$34
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2025
Increase (Decrease)
Depreciation and amortization(a)	$7
Regulatory asset amortization	(2)
Total increase	$5
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Taxes other than income taxes increased by $9 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to higher Pennsylvania gross receipts tax.
Interest expense, net increased $8 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase in interest rates and higher outstanding debt.
Effective income tax rates were 5.0% and 6.3% for the three months ended March 31, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
Operating revenues	$1,554	$1,297	$257
Operating expenses
Purchased power and fuel	609	464	(145)
Operating and maintenance	305	264	(41)
Depreciation and amortization	164	150	(14)
Taxes other than income taxes	96	89	(7)
Total operating expenses	1,174	967	(207)
Operating income	380	330	50
Other income and (deductions)
Interest expense, net	(58)	(50)	(8)
Other, net	9	8	1
Total other income and (deductions)	(49)	(42)	(7)
Income before income taxes	331	288	43
Income taxes	71	24	(47)
Net income	$260	$264	$(4)
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024. Net Income decreased $4 million primarily due to an increase in various operating expenses and an increase in interest expense, partially offset by favorable distribution rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2025
	Increase (Decrease)
	Electric	Gas	Total
Distribution	$33	$44	$77
Transmission	7	—	7
Other	2	(1)	1
	42	43	85
Regulatory required programs	88	84	172
Total increase	$130	$127	$257
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

	At March 31,
Number of Electric Customers	2025	2024
Residential	1,220,769	1,213,063
Small commercial & industrial	115,359	115,406
Large commercial & industrial	13,302	13,110
Public authorities & electric railroads	258	261
Total	1,349,688	1,341,840

BGE

	At March 31,
Number of Natural Gas Customers	2025	2024
Residential	661,195	658,818
Small commercial & industrial	37,945	37,982
Large commercial & industrial	6,380	6,336
Total	705,520	703,136
Distribution Revenue increased for the three months ended March 31, 2025, compared to the same period in 2024, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other Revenue remained relatively consistent for the three months ended March 31, 2025 compared to the same period in 2024.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $145 million for the three months ended March 31, 2025 compared to the same period in 2024, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2025
Increase (Decrease)
Labor, other benefits, contracting, and materials	12
BSC costs	3
Credit loss expense	2
Pension and non-pension postretirement benefits expense	1
Storm-related costs	(5)
Other	5
18
Regulatory required programs(a)	23
Total increase	$41
__________
(a)Increase due to the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters for additional information.
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2025
Increase
Depreciation and amortization	$2
Regulatory required programs(a)	6
Regulatory asset amortization	6
Total increase	$14
__________
(a)Increase due to the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters for additional information.

Interest expense, net increased by $8 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to the issuance of debt in the second quarter of 2024.
Taxes other than income taxes increased by $7 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to increased property taxes.
Effective income tax rates were 21.5% and 8.3% for the three months ended March 31, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three months ended March 31, 2025 compared to the same period in 2024. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
PHI	$194	$168	$26
Pepco	97	75	22
DPL	69	66	3
ACE	31	29	2
Other(a)	(3)	(2)	(1)
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024. Net Income increased by $26 million primarily due to favorable impacts from the Maryland and District of Columbia multi-year plans, higher DPL Delaware electric and gas DISC rates, higher transmission rates at Pepco and DPL, favorable weather conditions at DPL, partially offset by an increase in interest and depreciation expense at Pepco and DPL.

Pepco

Results of Operations — Pepco

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
Operating revenues	$859	$759	$100
Operating expenses
Purchased power	318	281	(37)
Operating and maintenance	159	150	(9)
Depreciation and amortization	105	107	2
Taxes other than income taxes	113	102	(11)
Total operating expenses	695	640	(55)
Gain on sales of assets	(1)	—	(1)
Operating income	163	119	44
Other income and (deductions)
Interest expense, net	(52)	(45)	(7)
Other, net	11	15	(4)
Total other income and (deductions)	(41)	(30)	(11)
Income before income taxes	122	89	33
Income taxes	25	14	(11)
Net income	$97	$75	$22
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024. Net Income increased by $22 million primarily due to favorable impacts from the Maryland and District of Columbia multi-year plans and higher transmission rates, partially offset by an increase in interest and depreciation expense.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2025
Increase (Decrease)
Distribution	$45
Transmission	6
Other	(3)
48
Regulatory required programs	52
Total increase	$100
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. However, Operating revenues from electric distribution in both Maryland and the District of Columbia are not intended to be impacted by abnormal weather or usage per customer as a result of a BSA that provides for a fixed distribution charge per customer class in the District of Columbia and per customer by customer class in Maryland. Therefore, changes in the number of customers only impacts Operating revenues in Maryland.

	At March 31,
Number of Electric Customers in Maryland	2025	2024
Residential	557,672	552,215
Small commercial & industrial	30,555	30,760
Large commercial & industrial	18,986	18,944
Public authorities & electric railroads	177	179
Total	607,390	602,098

Pepco

Distribution Revenue increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to favorable impacts of the Maryland and District of Columbia multi-year plans and customer growth in Maryland.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to increases in underlying costs and capital investments.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $37 million for the three months ended March 31, 2025, compared to the same period in 2024, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2025
(Decrease) Increase
Labor, other benefits, contracting and materials	$(6)
Credit loss expense	(5)
BSC and PHISCO costs	(2)
Other	5
(8)

Regulatory required programs(a)	17
Total increase	$9
_________
(a)Increase primarily due to the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters for additional information.

Pepco

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2025
Increase (Decrease)
Depreciation and amortization(a)	$7
Regulatory asset amortization	1
Regulatory required programs(b)	(10)
Total decrease	$(2)
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Decrease includes the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters additional information.
Taxes other than income taxes increased $11 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to increases in utility taxes, which are offset in revenues, and property taxes.
Effective income tax rates were 20.5% and 15.7% for the three months ended March 31, 2025 and 2024. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
Operating revenues	$548	$491	$57
Operating expenses
Purchased power and fuel	247	215	(32)
Operating and maintenance	106	95	(11)
Depreciation and amortization	63	61	(2)
Taxes other than income taxes	21	20	(1)
Total operating expenses	437	391	(46)
Operating income	111	100	11
Other income and (deductions)
Interest expense, net	(25)	(22)	(3)
Other, net	4	5	(1)
Total other income and (deductions)	(21)	(17)	(4)
Income before income taxes	90	83	7
Income taxes	21	17	(4)
Net income	$69	$66	$3
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024. Net income increased $3 million primarily due to favorable weather conditions at Delaware electric and natural gas service territories, higher Delaware electric and gas DSIC rates, and higher transmission rates, partially offset by an increase in depreciation and interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2025
	Increase
	Electric	Gas	Total
Weather	$4	$2	$6
Volume	—	3	3
Distribution	5	1	6
Transmission	3	—	3
	12	6	18
Regulatory required programs	30	9	39
Total increase	$42	$15	$57
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. However, Operating revenues from electric distribution in Maryland are not impacted by abnormal weather or usage per customer as a result of a BSA that provides for a fixed distribution charge per customer by customer class. While Operating revenues from electric distribution customers in Maryland are not intended to be impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers.
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2025 compared to the same period in 2024, Operating revenues related to weather increased due to favorable weather conditions in DPL's Delaware electric and natural gas service territories.

DPL

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL's Delaware service territory for the three months ended March 31, 2025, compared to same period in 2024 and normal weather consisted of the following:

	Three Months Ended March 31,			% Change
Delaware Electric Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	2,399	2,204	2,420	8.8%	(0.9)%
Cooling Degree-Days	9	—	1	—%	800.0%

	Three Months Ended March 31,			% Change
Delaware Natural Gas Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	2,399	2,204	2,454	8.8%	(2.2)%
Volume, exclusive of the effects of weather, increased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to an increase in customer usage and customer growth.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2025	2024
Residential	930	857	8.5%	1.9%
Small commercial & industrial	354	339	4.4%	2.0%
Large commercial & industrial	690	718	(3.9)%	(4.7)%
Public authorities & electric railroads	7	7	—%	1.9%
Total electric retail deliveries(a)	1,981	1,921	3.1%	(0.5)%

	At March 31,
Number of Total Electric Customers (Maryland and Delaware)	2025	2024
Residential	491,907	486,950
Small commercial & industrial	64,999	64,338
Large commercial & industrial	1,251	1,260
Public authorities & electric railroads	617	593
Total	558,774	553,141
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2025	2024
Residential	4,590	3,913	17.3%	8.7%
Small commercial & industrial	1,970	1,717	14.7%	5.1%
Large commercial & industrial	428	428	—%	—%
Transportation	2,106	1,960	7.4%	2.9%
Total natural gas deliveries(a)	9,094	8,018	13.4%	6.1%

DPL

	At March 31,
Number of Delaware Natural Gas Customers	2025	2024
Residential	131,716	130,427
Small commercial & industrial	10,254	10,182
Large commercial & industrial	15	16
Transportation	161	163
Total	142,146	140,788
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher electric and natural gas DSIC rates in Delaware that became effective January 2025.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three months ended March 31, 2025 compared to the same period in 2024, transmission revenue increased due to increases in underlying costs and capital investments.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $32 million for the three months ended March 31, 2025, compared to the same period in 2024, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

DPL

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2025
Increase (Decrease)
Credit loss expense	$4
BSC and PHISCO costs	1
Storm-related costs	(3)
Labor and contracting	(3)
Other	1
—
Regulatory required programs(a)	11
Total increase	$11
__________
(a)Increase primarily due to the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2025
Increase (Decrease)
Depreciation and amortization(a)	$4
Regulatory asset amortization	—
Regulatory required programs(b)	(2)
Total increase	$2
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Decrease includes the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information
Effective income tax rates were 23.3% and 20.5% for the three months ended March 31, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
Operating revenues	$373	$358	$15
Operating expenses
Purchased power	157	140	(17)
Operating and maintenance	90	87	(3)
Depreciation and amortization	64	74	10
Taxes other than income taxes	2	2	—
Total operating expenses	313	303	(10)
Operating income	60	55	5
Other income and (deductions)
Interest expense, net	(21)	(20)	(1)
Other, net	3	5	(2)
Total other income and (deductions)	(18)	(15)	(3)
Income before income taxes	42	40	2
Income taxes	11	11	—
Net income	$31	$29	$2

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024. Net income remained relatively consistent.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2025
Increase (Decrease)
Distribution	$2
Transmission	(2)
—
Regulatory required programs	15
Total increase	$15
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

ACE

	At March 31,
Number of Electric Customers	2025	2024
Residential	508,354	505,793
Small commercial & industrial	62,861	62,704
Large commercial & industrial	2,824	2,893
Public authorities & electric railroads	723	728
Total	574,762	572,118
Distribution Revenue remained relatively consistent for the three months ended March 31, 2025 compared to the same period in 2024.
Transmission Revenues Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue remained relatively consistent for the three months ended March 31, 2025 compared to the same period in 2024.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $17 million for the three months ended March 31, 2025, respectively, compared to the same period in 2024 in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2025
Increase (Decrease)
Storm-related costs	$1
Credit Loss Expense	1
BSC and PHISCO costs	(1)
Labor and contracting	(2)
Other	(3)
(4)
Regulatory required programs	7
Total increase	$3
__________

ACE

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2025
Increase (Decrease)
Depreciation and amortization(a)	$2
Regulatory asset amortization	(3)
Regulatory required programs	(9)
Total decrease	$(10)
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were 26.2% and 27.5% for the three months ended March 31, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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
See Note 3 — Regulatory Matters of the 2024 Form 10-K and Notes 2 — Regulatory Matters and 11 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the three months ended March 31, 2025 and 2024 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$250	$109	$117	$(4)	$26	$22	$3	$2
Adjustments to reconcile net income to cash:
Non-cash operating activities	408	158	31	129	65	31	14	14
Collateral received, net	37	(3)	12	1	27	11	9	5
Income taxes	38	51	13	7	1	3	3	—
Pension and non-pension postretirement benefit contributions	(181)	(184)	(7)	(9)	30	—	—	4
Regulatory assets and liabilities, net	(166)	(239)	47	14	28	7	3	19
Changes in working capital and other assets and liabilities	(178)	(93)	(60)	(33)	(64)	(65)	(27)	40
Increase (decrease) in cash flows from operating activities	$208	$(201)	$153	$105	$113	$9	$5	$84
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. Significant operating cash flow impacts for the Registrants for the three months ended March 31, 2025 and 2024 were as follows:
•See Note 14 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether the Registrant was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties remained relatively consistent comparing the three months ended March 31, 2025 to the three months ended March 31, 2024. See Note 8 — Derivative Financial Instruments for additional information.
•See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in Pension and non-pension postretirement benefit contributions relates to Exelon's increased contributions to the Qualified Plans during the three months ended March 31, 2025. See Note 14 — Retirement Benefits of the 2024 Form 10-K for additional information.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differing from the recovery period of those costs. Included within the changes is energy efficiency spend for ComEd of $84 million and $80 million for the three months ended March 31, 2025 and 2024, respectively. Also included within the changes is energy efficiency and demand response programs spend for BGE, Pepco, DPL and ACE of $22 million, $6 million, $3 million, and $5 million for the three months ended March 31, 2025 and $28 million, $10 million, $4 million, and $8 million for the three months ended March 31, 2024, respectively. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the three months ended March 31, 2025 and 2024. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $(238) million and $(178) million, respectively. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the three months ended March 31, 2025, the established pricing resulted in both a receivable from, and payable to, nuclear-powered generating facilities. The change in receivable from nuclear-powered generating facilities, and the change in payable to nuclear-powered generating facilities, are reflected as a change in accounts receivable and a change in accounts payable and accrued expenses, respectively, within the cash flows from operations.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the three months ended March 31, 2025 and 2024 by Registrant:

(Decrease) increase in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(179)	$4	$(63)	$(82)	$(60)	$(11)	$(22)	$(16)
Proceeds from sales of assets	(2)	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	—	—	—	134	(12)	—
Other investing activities	6	—	—	(5)	—	—	—	—
(Decrease) increase in cash flows from investing activities	$(175)	$4	$(63)	$(87)	$(60)	$123	$(34)	$(16)
Significant investing cash flow impacts for the Registrants for three months ended March 31, 2025 and 2024 were as follows:
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
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the three months ended March 31, 2025 and 2024 by Registrant:

Increase (decrease) in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$(458)	$183	$(27)	$(8)	$(136)	$(68)	$(81)	$13
Long-term debt, net	701	—	—	—	(100)	(75)	(50)	25
Changes in intercompany money pool	—	—	—	—	3	—	—	(122)
Issuance of common stock	173	—	—	—	—	—	—	—
Dividends paid on common stock	(22)	(9)	(37)	(6)	—	(15)	(1)	2
Distributions to member	—	—	—	—	(14)	—	—	—
Contributions from parent/member	—	48	(17)	—	(135)	(94)	(55)	13
Other financing activities	9	(1)	—	—	13	10	—	—
Increase (decrease) in cash flows from financing activities	$403	$221	$(81)	$(14)	$(369)	$(242)	$(187)	$(69)

Significant financing cash flow impacts for the Registrants for the three months ended March 31, 2025 and 2024 were as follows:
•Changes in short-term borrowings, net, is driven by repayments on and issuances of notes due in less than 365 days. See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on short-term borrowings for the Registrants.
•Long-term debt, net, varies due to debt issuances and redemptions each year. See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on debt issuances. Refer to the "Debt" section below for additional information.
•Changes in intercompany money pool are driven by short-term borrowing needs. Refer below for more information regarding the intercompany money pool.
•Issuance of common stock relates to issuances of Exelon common stock during the first quarter of 2025. See Note 12 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
•Exelon’s ability to pay dividends on its common stock depends on the receipt of dividends paid by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. See Note 18 — Commitments and Contingencies of the 2024 Form 10-K for additional information on dividend restrictions. See below for quarterly dividends declared.
Debt
See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt issuances.
During the three months ended March 31, 2025, no long-term debt was retired and/or redeemed.
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the three months ended March 31, 2025 and for the second quarter of 2025 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2025	February 12, 2025	February 24, 2025	March 14, 2025	$0.4000
Second Quarter 2025	April 29, 2025	May 12, 2025	June 13, 2025	$0.4000
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2025. The 2025 quarterly dividend will be $0.40 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.4 billion was available to support additional commercial paper as of March 31, 2025, and of which no financial institution has more than 6.2% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the three months ended March 31, 2025 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2024 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
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
During the first quarter 2025, Exelon issued approximately 4.0 million shares of Common stock at an average gross price of $43.42 per share. The net proceeds from the issuance were $173 million, which were used for general corporate purposes.
In the first quarter of 2025, Exelon entered into two separate forward sale agreements for 1.7 million shares and 4.0 million shares of Common stock, with an initial forward price of $42.81 and $43.42 per share, respectively. The forward sale agreements require Exelon to, at its election prior to December 15, 2025, either (i) physically settle the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements. No amounts have been or will be recorded on Exelon's balance sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the three months ended March 31, 2025, approximately 5.6 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.
Inclusive of the impact of the forward sale agreements, $283 million of Common stock remained available for sale pursuant to the ATM program as of March 31, 2025.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at March 31, 2025 and available credit facility capacity prior to any incremental collateral at March 31, 2025:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$13	$—	$638
PECO	—	45	596
BGE	—	51	338
Pepco	—	—	298
DPL	—	15	300
ACE	—	—	300
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of March 31, 2025, the most recent estimates of capital expenditures for plant additions and improvements for 2025 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$8,900
ComEd	950	2,250	N/A	3,200
PECO	200	1,300	375	1,875
BGE	700	625	525	1,850
PHI	650	1,400	100	2,150
Pepco	250	700	N/A	950
DPL	175	300	75	550
ACE	200	250	N/A	450
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
See Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements of the 2024 Form 10-K for additional information on pension and OPEB contributions.
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
The credit ratings for ComEd, BGE, PHI, Pepco, DPL, and ACE did not change for the three months ended March 31, 2025. On January 17, 2025, Fitch Ratings affirmed and withdrew the long-term and short-term issuer default ratings along with individual securities ratings of the Registrants for commercial reasons. On February 7, 2025, S&P raised its long-term issuer credit rating for Exelon and PECO from 'BBB+' to 'A-', and raised its rating on Exelon’s senior unsecured debt from ‘BBB’ to 'BBB+'. S&P also affirmed its short-term issuer and commercial paper rating for Exelon and PECO of 'A-2'.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of March 31, 2025, are presented in the following table:

	During the Three Months Ended March 31, 2025		At March 31, 2025
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$578	$—	$295
PECO	—	(253)	—
BSC	—	(378)	(281)
PHI Corporate	—	(85)	(74)
PCI	60	—	60

	During the Three Months Ended March 31, 2025		At March 31, 2025
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$1	$—	$—
DPL	12	(1)	12
ACE	—	(12)	(12)
Shelf Registration Statements
On February 21, 2024, PECO and BGE, as co-registrants, filed with the SEC a standalone automatically effective shelf registration statement, unlimited in amount, which can be used to issue PECO and BGE debt securities through the expiration date of February 20, 2027. On February 13, 2025, as most recently amended on March 27, 2025, Exelon Corporation and ComEd, as co-registrants filed a shelf registration statement with the SEC ("Exelon and ComEd Shelf Registration") for authorization of up to $12,575 million in additional security registration, to be used to issue Exelon Corporate debt securities and equity securities, as well as ComEd debt securities. The Exelon and ComEd Shelf Registration was declared effective by the SEC on April 8, 2025, and is effective through April 8, 2028. The ability of Exelon Corporation, ComEd, PECO and BGE to sell securities off their corresponding registration Statements, or to access the private placement markets, will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.
Pepco, DPL and ACE periodically issue securities through the private placement markets. Pepco, DPL and ACE's ability to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, current financial condition, securities ratings and market conditions.
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At March 31, 2025
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd	FERC	December 31, 2025	$2,500	ICC	January 1, 2027 & May 1, 2027	$2,318
PECO	FERC	December 31, 2025	1,500	PAPUC	December 31, 2027	2,900
BGE(b)	FERC	December 31, 2025	700	MDPSC	N/A	2,500
Pepco(a)	FERC	December 31, 2025	500	MDPSC / DCPSC	December 31, 2025	175
DPL(a)	FERC	December 31, 2025	500	MDPSC / DEPSC	December 31, 2025	250
ACE	NJBPU	December 31, 2025	350	NJBPU	December 31, 2026	775
__________

(a)The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DCPSC and DEPSC have an expiration date of December 31, 2025.
(b)On February 20, 2025, BGE received approval from the MDPSC for $2.2 billion in additional long-term financing authority. The additional financing authority has an effective date of February 20, 2025.

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
•Equity price and interest rate risk associated with Exelon’s pension and OPEB plan trusts. See Note 7 — Retirement Benefits of the 2024 Form 10-K for additional information.
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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2025	2026	2027	2028	2029	2030 and Beyond
Prices based on model or other valuation methods (Level 3)	$(17)	$(18)	$(21)	$(22)	$(21)	$(52)	$(151)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
ITEM 4.    CONTROLS AND PROCEDURES
During the first quarter of 2025, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of March 31, 2025, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of the 2024 Form 10-K, (b) Notes 3 — Regulatory Matters and 18 — Commitments and Contingencies of the 2024 Form 10-K, and (c) Notes 2 — Regulatory Matters and 11 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At March 31, 2025, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2024 Form 10-K in ITEM 1A. RISK FACTORS.

ITEM 5.    OTHER INFORMATION
All Registrants
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.
ITEM 6.    EXHIBITS
Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities and Exchange Act of 1934, as amended. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the applicable Registrant and its subsidiaries on a consolidated basis, and the applicable Registrant agrees to furnish a copy of any such instrument to the Commission upon request.
(4) Instruments Defining the Rights of Securities Holders, Including Indentures

Exelon Corporation
Exhibit No.	Description	Location
4-1	Third Supplemental Indenture, dated as of February 1, 2025, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated February 19, 2025, Exhibit 4.2
4-2	Eighth Supplemental Indenture, dated as of February 1, 2025, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated February 21, 2025, Exhibit 4.2

Atlantic City Electric Company
Exhibit No.	Description	Location
4-3	ACE Supplemental Indenture to the Mortgage and Deed of Trust, dated as of March 1, 2025	File No. 001-03559, Form 8-K dated March 26, 2025, Exhibit 4.2

Delmarva Power & Light Company
Exhibit No.	Description	Location
4-4	DPL Supplemental Indenture to the Mortgage and Deed of Trust, dated as of March 1, 2025	File No. 001-01405, Form 8-K dated March 26, 2025, Exhibit 4.4

Potomac Electric Power Company
Exhibit No.	Description	Location
4-5	Pepco Supplemental Indenture to the Mortgage and Deed of Trust, dated as of March 1, 2025	File No. 001-01072, Form 8-K dated March 26, 2025, Exhibit 4.6
Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed by the following officers for the following companies:

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
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed by the following officers for the following companies:

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
May 1, 2025

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

/s/ ERIN V. WHITE
Erin V. White
Director, Accounting (Principal Accounting Officer)
May 1, 2025

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
May 1, 2025

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
May 1, 2025

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
May 1, 2025

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
May 1, 2025

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
May 1, 2025

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
May 1, 2025