Form 10-Q
period 2025-06-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2025-07-31
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of June 30, 2025 was:

Exelon Corporation Common Stock, without par value	1,009,987,294
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,418
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2024 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2024 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ATM	At the market
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
CMC	Carbon Mitigation Credit
CODMs	Chief Operating Decision Makers
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DSIC	Distribution System Improvement Charge
EDIT	Excess Deferred Income Taxes
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
ETAC	Energy Transition Assistance Charge
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
IIJA	Infrastructure Investment and Jobs Act
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MRP	Multi-Year Rate Plan
MWh	Megawatt hour
N/A	Not Applicable
NAV	Net Asset Value

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
NJBPU	New Jersey Board of Public Utilities
NOLC	Tax Net Operating Loss Carryforward
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OBBBA	One Big Beautiful Bill Act
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
PLR	Private Letter Ruling
POLR	Provider of Last Resort
PP&E	Property, Plant, and Equipment
PRPs	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to regulatory agreements with the ICC and PAPUC
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on Equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
TCJA	Tax Cuts and Jobs Act
TSC	Transmission Service Charge
ZEC	Zero Emission Credit

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$5,365	$5,169	$11,182	$10,367
Natural gas operating revenues	337	272	1,361	1,011
Revenues from alternative revenue programs	(275)	(80)	(402)	25
Total operating revenues	5,427	5,361	12,141	11,403
Operating expenses
Purchased power	1,811	1,938	3,995	4,134
Purchased fuel	85	54	423	267
Operating and maintenance	1,321	1,209	2,668	2,481
Depreciation and amortization	902	894	1,805	1,773
Taxes other than income taxes	383	360	788	731
Total operating expenses	4,502	4,455	9,679	9,386
Gain on sale of assets	2	7	1	9
Operating income	927	913	2,463	2,026
Other income and (deductions)
Interest expense, net	(524)	(476)	(1,028)	(938)
Interest expense to affiliates, net	(7)	(7)	(12)	(12)
Other, net	65	64	117	139
Total other income and (deductions)	(466)	(419)	(923)	(811)
Income before income taxes	461	494	1,540	1,215
Income taxes	70	46	240	109
Net income attributable to common shareholders	$391	$448	$1,300	$1,106

Comprehensive income, net of income taxes
Net income	$391	$448	$1,300	$1,106
Other comprehensive income, net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	5	5	11	10
Pension and non-pension postretirement benefit plans valuation adjustments	1	(2)	5	(26)
Unrealized (loss) gain on cash flow hedges	(6)	(3)	(14)	30
Other comprehensive income	—	—	2	14
Comprehensive income attributable to common shareholders	$391	$448	$1,302	$1,120

Average shares of common stock outstanding:
Basic	1,010	1,001	1,009	1,001
Assumed exercise and/or distributions of stock-based awards(a)	2	—	2	—
Diluted	1,012	1,001	1,011	1,001

Earnings per average common share
Basic	$0.39	$0.45	$1.29	$1.11
Diluted	$0.39	$0.45	$1.29	$1.10
__________
(a)The dilutive effects of stock-based compensation awards are calculated using the treasury stock method for all periods presented.

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$1,300	$1,106
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	1,806	1,774
Gain on sales of assets	—	(9)
Deferred income taxes and amortization of investment tax credits	165	72
Net fair value changes related to derivatives	3	—
Other non-cash operating activities	734	246
Changes in assets and liabilities:
Accounts receivable	(460)	(443)
Inventories	(20)	(25)
Accounts payable and accrued expenses	(38)	(120)
Collateral received, net	14	13
Income taxes	(3)	(39)
Regulatory assets and liabilities, net	(294)	265
Pension and non-pension postretirement benefit contributions	(302)	(125)
Other assets and liabilities	(194)	(261)
Net cash flows provided by operating activities	2,711	2,454
Cash flows from investing activities
Capital expenditures	(3,959)	(3,466)
Proceeds from sales of assets	2	—
Other investing activities	(5)	(1)
Net cash flows used in investing activities	(3,962)	(3,467)
Cash flows from financing activities
Changes in short-term borrowings	(750)	(670)
Proceeds from short-term borrowings with maturities greater than 90 days	—	150
Repayments on short-term borrowings with maturities greater than 90 days	—	(549)
Issuance of long-term debt	3,800	4,225
Retirement of long-term debt	(807)	(903)
Issuance of common stock	173	—
Dividends paid on common stock	(808)	(761)
Proceeds from employee stock plans	11	22
Other financing activities	(56)	(67)
Net cash flows provided by financing activities	1,563	1,447
Increase in cash, restricted cash, and cash equivalents	312	434
Cash, restricted cash, and cash equivalents at beginning of period	939	1,101
Cash, restricted cash, and cash equivalents at end of period	$1,251	$1,535

Supplemental cash flow information
Decrease in capital expenditures not paid	(100)	(74)
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$724	$357
Restricted cash and cash equivalents	478	541
Accounts receivable
Customer accounts receivable	3,529	3,144
Customer allowance for credit losses	(465)	(406)
Customer accounts receivable, net	3,064	2,738
Other accounts receivable	1,156	1,123
Other allowance for credit losses	(107)	(107)
Other accounts receivable, net	1,049	1,016
Inventories, net
Fossil fuel	59	72
Materials and supplies	809	781
Regulatory assets	1,668	1,940
Prepaid renewable energy credits	349	494
Other	476	445
Total current assets	8,676	8,384
Property, plant, and equipment (net of accumulated depreciation and amortization of $19,431 and $18,445 as of June 30, 2025 and December 31, 2024, respectively)	80,609	78,182
Deferred debits and other assets
Regulatory assets	8,835	8,710
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	4,411	4,026
Investments	297	290
Other	1,689	1,562
Total deferred debits and other assets	21,862	21,218
Total assets	$111,147	$107,784
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,109	$1,859
Long-term debt due within one year	1,818	1,453
Accounts payable	3,043	2,994
Accrued expenses	1,318	1,468
Payables to affiliates	5	5
Customer deposits	486	446
Regulatory liabilities	485	411
Mark-to-market derivative liabilities	24	29
Unamortized energy contract liabilities	5	5
Renewable energy credit obligations	327	429
Other	536	512
Total current liabilities	9,156	9,611
Long-term debt	45,527	42,947
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	13,221	12,793
Regulatory liabilities	10,644	10,198
Pension obligations	1,478	1,745
Non-pension postretirement benefit obligations	486	472
Asset retirement obligations	308	301
Mark-to-market derivative liabilities	119	103
Unamortized energy contract liabilities	18	21
Other	2,180	2,282
Total deferred credits and other liabilities	28,454	27,915
Total liabilities	83,527	80,863
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 1,010 shares and 1,005 shares outstanding as of June 30, 2025 and December 31, 2024, respectively)	21,544	21,338
Treasury stock, at cost (2 shares as of June 30, 2025 and December 31, 2024)	(123)	(123)
Retained earnings	6,917	6,426
Accumulated other comprehensive loss, net	(718)	(720)
Total shareholders’ equity	27,620	26,921
Total liabilities and shareholders’ equity	$111,147	$107,784

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2025
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2024	1,007,046	$21,338	$(123)	$6,426	$(720)	$26,921
Net income	—	—	—	908	—	908
Long-term incentive plan activity	299	4	—	—	—	4
Employee stock purchase plan activity	(8)	2	—	—	—	2
Issuance of Common Stock	4,031	173	—	—	—	173
Common stock dividends ($0.40/common share)	—	—	—	(403)	—	(403)
Other comprehensive income, net of income taxes	—	—	—	—	2	2
Balance at March 31, 2025	1,011,368	$21,517	$(123)	$6,931	$(718)	$27,607
Net income	—	—	—	391	—	391
Long-term incentive plan activity	118	14	—	—	—	14
Employee stock purchase plan activity	334	13	—	—	—	13
Common stock dividends ($0.40/common share)	—	—	—	(405)	—	(405)
Balance at June 30, 2025	1,011,820	$21,544	$(123)	$6,917	$(718)	$27,620

	Six Months Ended June 30, 2024
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2023	1,001,249	$21,114	$(123)	$5,490	$(726)	$25,755
Net income	—	—	—	658	—	658
Long-term incentive plan activity	333	2	—	—	—	2
Employee stock purchase plan activity	276	13	—	—	—	13
Common stock dividends ($0.38/common share)	—	—	—	(381)	—	(381)
Other comprehensive income, net of income taxes	—	—	—	—	14	14
Balance at March 31, 2024	1,001,858	$21,129	$(123)	$5,767	$(712)	$26,061
Net income	—	—	—	448	—	448
Long-term incentive plan activity	76	11	—	—	—	11
Employee stock purchase plan activity	396	12	—	—	—	12
Common stock dividends ($0.38/common share)	—	—	—	(380)	—	(380)
Balance at June 30, 2024	1,002,330	$21,152	$(123)	$5,835	$(712)	$26,152

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$2,060	$2,120	$4,203	$4,194
Revenues from alternative revenue programs	(234)	(43)	(319)	(24)
Operating revenues from affiliates	10	2	17	4
Total operating revenues	1,836	2,079	3,901	4,174
Operating expenses
Purchased power	550	763	1,239	1,670
Operating and maintenance	322	345	645	663
Operating and maintenance from affiliates	100	104	200	204
Depreciation and amortization	387	374	767	737
Taxes other than income taxes	97	94	196	188
Total operating expenses	1,456	1,680	3,047	3,462
Gain on sale of assets	—	5	—	5
Operating income	380	404	854	717
Other income and (deductions)
Interest expense, net	(128)	(120)	(253)	(239)
Interest expense to affiliates, net	(3)	(3)	(7)	(7)
Other, net	31	20	53	41
Total other income and (deductions)	(100)	(103)	(207)	(205)
Income before income taxes	280	301	647	512
Income taxes	52	31	117	49
Net income	$228	$270	$530	$463
Comprehensive income	$228	$270	$530	$463

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$530	$463
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	767	737
Gain on sales of assets	—	(5)
Deferred income taxes and amortization of investment tax credits	6	(8)
Other non-cash operating activities	401	69
Changes in assets and liabilities:
Accounts receivable	(252)	(278)
Receivables from and payables to affiliates, net	(19)	3
Inventories	8	(16)
Accounts payable and accrued expenses	(31)	(73)
Collateral (paid) received, net	(3)	12
Income taxes	7	(108)
Regulatory assets and liabilities, net	(158)	446
Pension and non-pension postretirement benefit contributions	(190)	(10)
Other assets and liabilities	(25)	70
Net cash flows provided by operating activities	1,041	1,302
Cash flows from investing activities
Capital expenditures	(1,189)	(1,111)
Other investing activities	1	11
Net cash flows used in investing activities	(1,188)	(1,100)
Cash flows from financing activities
Changes in short-term borrowings	(36)	(124)
Repayments on short-term borrowings with maturities greater than 90 days	—	(400)
Issuance of long-term debt	725	800
Dividends paid on common stock	(407)	(388)
Contributions from parent	87	78
Other financing activities	(7)	(11)
Net cash flows provided by (used in) financing activities	362	(45)
Increase in cash, restricted cash, and cash equivalents	215	157
Cash, restricted cash, and cash equivalents at beginning of period	632	686
Cash, restricted cash, and cash equivalents at end of period	$847	$843

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$17	$(70)
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$387	$105
Restricted cash and cash equivalents	411	486
Accounts receivable
Customer accounts receivable	1,211	994
Customer allowance for credit losses	(122)	(109)
Customer accounts receivable, net	1,089	885
Other accounts receivable	297	290
Other allowance for credit losses	(31)	(34)
Other accounts receivable, net	266	256
Receivables from affiliates	12	4
Inventories, net	281	292
Regulatory assets	901	1,159
Other	159	141
Total current assets	3,506	3,328
Property, plant, and equipment (net of accumulated depreciation and amortization of $8,023 and $7,619 as of June 30, 2025 and December 31, 2024, respectively)	30,881	30,211
Deferred debits and other assets
Regulatory assets	2,680	2,562
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	4,033	3,780
Investments	6	6
Prepaid pension asset	1,318	1,165
Other	1,250	1,073
Total deferred debits and other assets	11,912	11,211
Total assets	$46,299	$44,750
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$36
Long-term debt due within one year	500	—
Accounts payable	790	748
Accrued expenses	403	463
Payables to affiliates	66	77
Customer deposits	159	134
Regulatory liabilities	232	197
Mark-to-market derivative liabilities	24	29
Other	258	270
Total current liabilities	2,432	1,954
Long-term debt	12,250	12,030
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,696	5,601
Regulatory liabilities	8,800	8,421
Asset retirement obligations	170	167
Non-pension postretirement benefit obligations	161	156
Mark-to-market derivative liabilities	111	103
Other	1,383	1,232
Total deferred credits and other liabilities	16,321	15,680
Total liabilities	31,209	29,870
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	10,715	10,628
Retained earnings	2,787	2,664
Total shareholders’ equity	15,090	14,880
Total liabilities and shareholders’ equity	$46,299	$44,750

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2024	$1,588	$10,628	$2,664	$14,880
Net income	—	—	302	302
Common stock dividends	—	—	(203)	(203)
Contributions from parent	—	87	—	87
Balance at March 31, 2025	$1,588	$10,715	$2,763	$15,066
Net income	—	—	228	228
Common stock dividends	—	—	(204)	(204)
Contributions from parent	—	—	—	—
Balance at June 30, 2025	$1,588	$10,715	$2,787	$15,090

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2023	$1,588	$10,401	$2,374	$14,363
Net income	—	—	193	193
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at March 31, 2024	$1,588	$10,440	$2,373	$14,401
Net income	—	—	270	270
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at June 30, 2024	$1,588	$10,479	$2,449	$14,516
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$876	$795	$1,839	$1,576
Natural gas operating revenues	120	94	496	367
Revenues from alternative revenue programs	1	—	(8)	(2)
Operating revenues from affiliates	3	2	6	4
Total operating revenues	1,000	891	2,333	1,945
Operating expenses
Purchased power	304	298	665	604
Purchased fuel	35	25	176	123
Operating and maintenance	242	209	507	444
Operating and maintenance from affiliates	63	61	124	119
Depreciation and amortization	112	107	221	210
Taxes other than income taxes	54	52	115	103
Total operating expenses	810	752	1,808	1,603
Gain on sales of assets	—	2	—	4
Operating income	190	141	525	346
Other income and (deductions)
Interest expense, net	(57)	(54)	(117)	(106)
Interest expense to affiliates	(3)	(3)	(7)	(6)
Other, net	10	9	18	18
Total other income and (deductions)	(50)	(48)	(106)	(94)
Income before income taxes	140	93	419	252
Income taxes	4	3	17	13
Net income	$136	$90	$402	$239
Comprehensive income	$136	$90	$402	$239
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$402	$239
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	221	210
Gain on sales of assets	—	(4)
Deferred income taxes and amortization of investment tax credits	(32)	(14)
Other non-cash operating activities	53	37
Changes in assets and liabilities:
Accounts receivable	(101)	(83)
Receivables from and payables to affiliates, net	4	1
Inventories	2	13
Accounts payable and accrued expenses	2	(57)
Collateral (paid) received, net	6	—
Income taxes	3	(19)
Regulatory assets and liabilities, net	21	(15)
Pension and non-pension postretirement benefit contributions	(9)	(3)
Other assets and liabilities	(66)	(65)
Net cash flows provided by operating activities	506	240
Cash flows from investing activities
Capital expenditures	(832)	(743)
Other investing activities	2	5
Net cash flows used in investing activities	(830)	(738)
Cash flows from financing activities
Changes in short-term borrowings	11	95
Dividends paid on common stock	(273)	(200)
Contributions from parent	563	580
Net cash flows provided by financing activities	301	475
Decrease in cash, restricted cash, and cash equivalents	(23)	(23)
Cash, restricted cash, and cash equivalents at beginning of period	48	51
Cash, restricted cash, and cash equivalents at end of period	$25	$28

Supplemental cash flow information
Increase in capital expenditures not paid	$95	$21
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$25	$48
Accounts receivable
Customer accounts receivable	742	670
Customer allowance for credit losses	(154)	(133)
Customer accounts receivable, net	588	537
Other accounts receivable	156	145
Other allowance for credit losses	(19)	(18)
Other accounts receivable, net	137	127
Inventories, net
Fossil fuel	27	37
Materials and supplies	84	79
Prepaid utility taxes	75	2
Prepaid renewable energy credits	49	51
Regulatory assets	62	65
Other	66	27
Total current assets	1,113	973
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,113 and $4,042 as of June 30, 2025 and December 31, 2024, respectively)	15,110	14,392
Deferred debits and other assets
Regulatory assets	1,108	1,003
Receivable related to Regulatory Agreement Units	379	247
Investments	40	41
Prepaid pension asset	442	435
Other	38	32
Total deferred debits and other assets	2,007	1,758
Total assets	$18,230	$17,123
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$203	$192
Long-term debt due within one year	350	350
Accounts payable	769	639
Accrued expenses	146	166
Payables to affiliates	45	41
Customer deposits	90	80
Renewable energy credit obligations	96	52
Regulatory liabilities	146	122
Other	40	28
Total current liabilities	1,885	1,670
Long-term debt	5,355	5,354
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,511	2,433
Regulatory liabilities	385	253
Asset retirement obligations	28	27
Non-pension postretirement benefit obligations	288	287
Other	87	100
Total deferred credits and other liabilities	3,299	3,100
Total liabilities	10,723	10,308
Commitments and contingencies
Shareholder’s equity
Common stock	5,208	4,645
Retained earnings	2,299	2,170
Total shareholder’s equity	7,507	6,815
Total liabilities and shareholder's equity	$18,230	$17,123
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$4,645	$2,170	$6,815
Net income	—	266	266
Common stock dividends	—	(137)	(137)
Contributions from parent	563	—	563
Balance at March 31, 2025	$5,208	$2,299	$7,507
Net income	—	136	136
Common stock dividends	—	(136)	(136)
Contributions from parent	—	—	—
Balance at June 30, 2025	$5,208	$2,299	$7,507

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$4,050	$2,019	$6,069
Net income	—	149	149
Common stock dividends	—	(100)	(100)
Contributions from parent	580	—	580
Balance at March 31, 2024	$4,630	$2,068	$6,698
Net income	—	90	90
Common stock dividends	—	(100)	(100)
Balance at June 30, 2024	$4,630	$2,058	$6,688
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$856	$799	$1,877	$1,656
Natural gas operating revenues	184	150	745	545
Revenues from alternative revenue programs	(13)	(23)	(43)	19
Operating revenues from affiliates	2	2	4	5
Total operating revenues	1,029	928	2,583	2,225
Operating expenses
Purchased power	367	323	818	700
Purchased fuel	39	20	198	107
Operating and maintenance	201	188	443	392
Operating and maintenance from affiliates	63	62	125	122
Depreciation and amortization	154	162	318	312
Taxes other than income taxes	85	80	181	169
Total operating expenses	909	835	2,083	1,802
Operating income	120	93	500	423
Other income and (deductions)
Interest expense, net	(61)	(53)	(120)	(103)
Other, net	11	8	20	16
Total other income and (deductions)	(50)	(45)	(100)	(87)
Income before income taxes	70	48	400	336
Income taxes	15	4	85	28
Net income	$55	$44	$315	$308
Comprehensive income	$55	$44	$315	$308
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$315	$308
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	318	312
Deferred income taxes and amortization of investment tax credits	43	(4)
Other non-cash operating activities	89	15
Changes in assets and liabilities:
Accounts receivable	(21)	(20)
Receivables from and payables to affiliates, net	(11)	3
Inventories	8	3
Accounts payable and accrued expenses	(43)	5
Collateral received, net	5	—
Income taxes	15	(43)
Regulatory assets and liabilities, net	(61)	(32)
Pension and non-pension postretirement benefit contributions	(37)	(30)
Other assets and liabilities	114	53
Net cash flows provided by operating activities	734	570
Cash flows from investing activities
Capital expenditures	(804)	(668)
Other investing activities	5	9
Net cash flows used in investing activities	(799)	(659)
Cash flows from financing activities
Changes in short-term borrowings	(175)	(336)
Issuance of long-term debt	650	800
Dividends paid on common stock	(196)	(184)
Contributions from parent	—	197
Other financing activities	(7)	(8)
Net cash flows provided by financing activities	272	469
Increase in cash, restricted cash, and cash equivalents	207	380
Cash, restricted cash, and cash equivalents at beginning of period	34	48
Cash, restricted cash, and cash equivalents at end of period	$241	$428

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(50)	$32
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$236	$33
Restricted cash and cash equivalents	5	1
Accounts receivable
Customer accounts receivable	681	654
Customer allowance for credit losses	(66)	(56)
Customer accounts receivable, net	615	598
Other accounts receivable	91	113
Other allowance for credit losses	(5)	(6)
Other accounts receivable, net	86	107
Inventories, net
Fossil fuel	28	29
Materials and supplies	77	84
Prepaid utility taxes	1	115
Regulatory assets	199	207
Prepaid renewable energy credits	92	157
Other	16	17
Total current assets	1,355	1,348
Property, plant, and equipment (net of accumulated depreciation and amortization of $5,151 and $5,005 as of June 30, 2025 and December 31, 2024, respectively)	13,620	13,134
Deferred debits and other assets
Regulatory assets	792	788
Investments	9	10
Prepaid pension asset	219	218
Other	49	44
Total deferred debits and other assets	1,069	1,060
Total assets	$16,044	$15,542
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$175
Accounts payable	449	515
Accrued expenses	158	176
Payables to affiliates	36	48
Customer deposits	121	118
Regulatory liabilities	20	12
Renewable energy credit obligations	94	160
Other	45	39
Total current liabilities	923	1,243
Long-term debt	6,040	5,395
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,174	2,099
Regulatory liabilities	621	636
Asset retirement obligations	36	36
Non-pension postretirement benefit obligations	144	150
Other	101	97
Total deferred credits and other liabilities	3,076	3,018
Total liabilities	10,039	9,656
Commitments and contingencies
Shareholder's equity
Common stock	3,483	3,483
Retained earnings	2,522	2,403
Total shareholder's equity	6,005	5,886
Total liabilities and shareholder's equity	$16,044	$15,542

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Changes in Shareholder's Equity
(Unaudited)

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,483	$2,403	$5,886
Net income	—	260	260
Common stock dividends	—	(98)	(98)
Balance at March 31, 2025	$3,483	$2,565	$6,048
Net income	—	55	55
Common stock dividends	—	(98)	(98)
Balance at June 30, 2025	$3,483	$2,522	$6,005

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,246	$2,244	$5,490
Net income	—	264	264
Common stock dividends	—	(92)	(92)
Balance at March 31, 2024	$3,246	$2,416	$5,662
Net income	—	44	44
Common stock dividends	—	(92)	(92)
Contributions from parent	197	—	197
Balance at June 30, 2024	$3,443	$2,368	$5,811
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$1,573	$1,455	$3,264	$2,941
Natural gas operating revenues	33	28	120	100
Revenues from alternative revenue programs	(29)	(14)	(32)	32
Operating revenues from affiliates	2	2	5	4
Total operating revenues	1,579	1,471	3,357	3,077
Operating expenses
Purchased power	590	553	1,273	1,160
Purchased fuel	11	9	49	37
Operating and maintenance	291	231	586	506
Operating and maintenance from affiliates	49	50	103	101
Depreciation and amortization	233	235	467	481
Taxes other than income taxes	136	126	276	254
Total operating expenses	1,310	1,204	2,754	2,539
Gain on sale of assets	2	—	1	—
Operating income	271	267	604	538
Other income and (deductions)
Interest expense, net	(102)	(92)	(201)	(183)
Interest expense to affiliates, net	(1)	—	(2)	—
Other, net	17	29	35	57
Total other income and (deductions)	(86)	(63)	(168)	(126)
Income before income taxes	185	204	436	412
Income taxes	42	46	99	86
Net income	$143	$158	$337	$326
Comprehensive income	$143	$158	$337	$326
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$337	$326
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	467	481
Deferred income taxes and amortization of investment tax credits	47	26
Other non-cash operating activities	128	47
Changes in assets and liabilities:
Accounts receivable	(80)	(77)
Receivables from and payables to affiliates, net	(14)	3
Inventories	(37)	(25)
Accounts payable and accrued expenses	39	90
Collateral received, net	8	2
Income taxes	(34)	(54)
Regulatory assets and liabilities, net	(76)	(126)
Pension and non-pension postretirement benefit contributions	(45)	(75)
Other assets and liabilities	(39)	(81)
Net cash flows provided by operating activities	701	537
Cash flows from investing activities
Capital expenditures	(1,108)	(903)
Proceeds from sales of long-lived assets	2	—
Net cash flows used in investing activities	(1,106)	(903)
Cash flows from financing activities
Changes in short-term borrowings	(300)	(394)
Issuance of long-term debt	425	925
Retirement of long-term debt	—	(400)
Changes in Exelon intercompany money pool	(3)	(8)
Distributions to member	(292)	(282)
Contributions from member	522	487
Other financing activities	(13)	(25)
Net cash flows provided by financing activities	339	303
Decrease in cash, restricted cash, and cash equivalents	(66)	(63)
Cash, restricted cash, and cash equivalents at beginning of period	163	204
Cash, restricted cash, and cash equivalents at end of period	$97	$141

Supplemental cash flow information
Decrease in capital expenditures not paid	$(137)	$(25)
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$67	$139
Restricted cash and cash equivalents	30	24
Accounts receivable
Customer accounts receivable	896	827
Customer allowance for credit losses	(123)	(108)
Customer accounts receivable, net	773	719
Other accounts receivable	278	284
Other allowance for credit losses	(52)	(49)
Other accounts receivable, net	226	235
Receivables from affiliates	11	8
Inventories, net
Fossil fuel	4	7
Materials and supplies	365	325
Prepaid utility taxes	47	70
Regulatory assets	320	323
Prepaid renewable energy credits	100	194
Other	48	36
Total current assets	1,991	2,080
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,051 and $3,728 as of June 30, 2025 and December 31, 2024, respectively)	20,636	20,053
Deferred debits and other assets
Regulatory assets	1,541	1,570
Goodwill	4,005	4,005
Investments	153	152
Prepaid pension asset	244	252
Other	126	185
Total deferred debits and other assets	6,069	6,164
Total assets	$28,696	$28,297
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$230	$530
Long-term debt due within one year	214	290
Accounts payable	659	721
Accrued expenses	305	367
Payables to affiliates	55	66
Borrowings from Exelon intercompany money pool	60	63
Customer deposits	116	113
Regulatory liabilities	76	69
Unamortized energy contract liabilities	5	5
Renewable energy credit obligations	137	217
Other	103	124
Total current liabilities	1,960	2,565
Long-term debt	9,321	8,834
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,267	3,190
Regulatory liabilities	753	794
Asset retirement obligations	69	67
Non-pension postretirement benefit obligations	27	31
Unamortized energy contract liabilities	18	21
Other	392	473
Total deferred credits and other liabilities	4,526	4,576
Total liabilities	15,807	15,975
Commitments and contingencies
Member's equity
Membership interest	13,084	12,562
Undistributed losses	(195)	(240)
Total member's equity	12,889	12,322
Total liabilities and member's equity	$28,696	$28,297
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Changes in Member's Equity
(Unaudited)

	Six Months Ended June 30, 2025
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2024	$12,562	$(240)	$12,322
Net income	—	194	194
Distributions to member	—	(132)	(132)
Contributions from member	352	—	352
Balance at March 31, 2025	$12,914	$(178)	$12,736
Net income	—	143	143
Distributions to member	—	(160)	(160)
Contributions from member	170	—	170
Balance at June 30, 2025	$13,084	$(195)	$12,889

	Six Months Ended June 30, 2024
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2023	$12,057	$(275)	$11,782
Net income	—	168	168
Distributions to member	—	(118)	(118)
Contributions from member	487	—	487
Balance at March 31, 2024	$12,544	$(225)	$12,319
Net income	—	158	158
Distributions to member	—	(164)	(164)
Balance at June 30, 2024	$12,544	$(231)	$12,313
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$791	691	$1,645	$1,419
Revenues from alternative revenue programs	(16)	7	(14)	37
Operating revenues from affiliates	1	2	4	3
Total operating revenues	776	700	1,635	1,459
Operating expenses
Purchased power	256	234	574	514
Operating and maintenance	91	37	187	123
Operating and maintenance from affiliates	64	65	126	129
Depreciation and amortization	107	98	212	205
Taxes other than income taxes	109	100	222	203
Total operating expenses	627	534	1,321	1,174
Gain on sale of assets	2	—	1	—
Operating income	151	166	315	285
Other income and (deductions)
Interest expense, net	(54)	(46)	(106)	(92)
Other, net	9	16	20	32
Total other income and (deductions)	(45)	(30)	(86)	(60)
Income before income taxes	106	136	229	225
Income taxes	22	28	48	42
Net income	$84	$108	$181	$183
Comprehensive income	$84	$108	$181	$183
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$181	$183
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	212	205
Deferred income taxes and amortization of investment tax credits	14	10
Other non-cash operating activities	46	(23)
Changes in assets and liabilities:
Accounts receivable	(73)	(30)
Receivables from and payables to affiliates, net	—	7
Inventories	(18)	(12)
Accounts payable and accrued expenses	17	47
Collateral received, net	2	—
Income taxes	(38)	(45)
Regulatory assets and liabilities, net	(27)	(48)
Pension and non-pension postretirement benefit contributions	(6)	(5)
Other assets and liabilities	6	(34)
Net cash flows provided by operating activities	316	255
Cash flows from investing activities
Capital expenditures	(469)	(454)
Proceeds from sales of long-lived assets	2	—
Changes in PHI intercompany money pool	—	(57)
Net cash flows used in investing activities	(467)	(511)
Cash flows from financing activities
Changes in short-term borrowings	(51)	(132)
Issuance of long-term debt	200	675
Retirement of long-term debt	—	(400)
Dividends paid on common stock	(158)	(153)
Contributions from parent	157	251
Other financing activities	(4)	(17)
Net cash flows provided by financing activities	144	224
Decrease in cash, restricted cash, and cash equivalents	(7)	(32)
Cash, restricted cash, and cash equivalents at beginning of period	51	72
Cash, restricted cash, and cash equivalents at end of period	$44	$40

Supplemental cash flow information
Decrease in capital expenditures not paid	$(64)	$(18)
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$22	$30
Restricted cash and cash equivalents	22	21
Accounts receivable
Customer accounts receivable	456	395
Customer allowance for credit losses	(69)	(59)
Customer accounts receivable, net	387	336
Other accounts receivable	148	142
Other allowance for credit losses	(28)	(27)
Other accounts receivable, net	120	115
Receivables from affiliates	1	1
Inventories, net	187	169
Regulatory assets	154	157
Prepaid renewable energy credits	86	165
Other	17	55
Total current assets	996	1,049
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,651 and $4,522 as of June 30, 2025 and December 31, 2024, respectively)	10,327	10,097
Deferred debits and other assets
Regulatory assets	425	446
Investments	137	135
Prepaid pension asset	208	222
Other	56	51
Total deferred debits and other assets	826	854
Total assets	$12,149	$12,000
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$149	$200
Long-term debt due within one year	6	6
Accounts payable	316	360
Accrued expenses	160	201
Payables to affiliates	34	37
Customer deposits	58	55
Regulatory liabilities	8	17
Merger related obligation	21	22
Renewable energy credit obligations	87	169
Other	45	51
Total current liabilities	884	1,118
Long-term debt	4,552	4,356
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,543	1,509
Regulatory liabilities	293	310
Asset retirement obligations	50	49
Other	212	223
Total deferred credits and other liabilities	2,098	2,091
Total liabilities	7,534	7,565
Commitments and contingencies
Shareholder's equity
Common stock	3,492	3,335
Retained earnings	1,123	1,100
Total shareholder's equity	4,615	4,435
Total liabilities and shareholder's equity	$12,149	$12,000
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,335	$1,100	$4,435
Net income	—	97	97
Common stock dividends	—	(66)	(66)
Contributions from parent	157	—	157
Balance at March 31, 2025	$3,492	$1,131	$4,623
Net income	—	84	84
Common stock dividends	—	(92)	(92)
Balance at June 30, 2025	$3,492	$1,123	$4,615

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,075	$1,069	$4,144
Net income	—	75	75
Common stock dividends	—	(51)	(51)
Contributions from parent	251	—	251
Balance at March 31, 2024	$3,326	$1,093	$4,419
Net income	—	108	108
Common stock dividends	—	(102)	(102)
Balance at June 30, 2024	$3,326	$1,099	$4,425

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$386	$361	$850	$773
Natural gas operating revenues	33	28	120	100
Revenues from alternative revenue programs	—	—	(5)	4
Operating revenues from affiliates	2	1	4	3
Total operating revenues	421	390	969	880
Operating expenses
Purchased power	161	147	370	333
Purchased fuel	11	9	49	37
Operating and maintenance	50	50	110	101
Operating and maintenance from affiliates	45	46	91	91
Depreciation and amortization	63	61	126	122
Taxes other than income taxes	20	19	41	39
Total operating expenses	350	332	787	723
Operating income	71	58	182	157
Other income and (deductions)
Interest expense, net	(25)	(24)	(50)	(46)
Other, net	4	8	8	15
Total other income and (deductions)	(21)	(16)	(42)	(31)
Income before income taxes	50	42	140	126
Income taxes	11	8	32	25
Net income	$39	$34	$108	$101
Comprehensive income	$39	$34	$108	$101
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$108	$101
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	126	122
Deferred income taxes and amortization of investment tax credits	15	7
Other non-cash operating activities	30	15
Changes in assets and liabilities:
Accounts receivable	11	4
Receivables from and payables to affiliates, net	(3)	2
Inventories	(11)	(10)
Accounts payable and accrued expenses	3	38
Collateral received, net	3	—
Income taxes	(2)	(24)
Regulatory assets and liabilities, net	(22)	(26)
Pension and non-pension postretirement benefit contributions	(1)	—
Other assets and liabilities	24	21
Net cash flows provided by operating activities	281	250
Cash flows from investing activities
Capital expenditures	(277)	(268)
Changes in PHI intercompany money pool	—	(125)
Net cash flows used in investing activities	(277)	(393)
Cash flows from financing activities
Changes in short-term borrowings	(142)	(63)
Issuance of long-term debt	125	175
Dividends paid on common stock	(90)	(84)
Contributions from parent	99	154
Other financing activities	(5)	(4)
Net cash flows (used in) provided by financing activities	(13)	178
(Decrease) increase in cash, restricted cash, and cash equivalents	(9)	35
Cash, restricted cash, and cash equivalents at beginning of period	23	16
Cash, restricted cash, and cash equivalents at end of period	$14	$51

Supplemental cash flow information
Decrease in capital expenditures not paid	$(45)	$(2)

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$9	$21
Restricted cash and cash equivalents	5	2
Accounts receivable
Customer accounts receivable	195	210
Customer allowance for credit losses	(21)	(17)
Customer accounts receivable, net	174	193
Other accounts receivable	61	63
Other allowance for credit losses	(9)	(9)
Other accounts receivable, net	52	54
Receivables from affiliates	1	—
Inventories, net
Fossil fuel	4	6
Materials and supplies	108	95
Prepaid utility taxes	—	26
Regulatory assets	58	60
Prepaid renewable energy credits	15	29
Other	23	16
Total current assets	449	502
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,163 and $2,075 as of June 30, 2025 and December 31, 2024, respectively)	5,661	5,540
Deferred debits and other assets
Regulatory assets	217	215
Prepaid pension asset	111	120
Other	45	44
Total deferred debits and other assets	373	379
Total assets	$6,483	$6,421
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$2	$144
Long-term debt due within one year	52	130
Accounts payable	150	187
Accrued expenses	49	55
Payables to affiliates	24	26
Customer deposits	35	34
Regulatory liabilities	36	42
Renewable energy credit obligations	50	48
Other	21	22
Total current liabilities	419	688
Long-term debt	2,294	2,090
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	969	946
Regulatory liabilities	318	325
Asset retirement obligations	13	13
Non-pension postretirement benefit obligations	2	3
Other	109	114
Total deferred credits and other liabilities	1,411	1,401
Total liabilities	4,124	4,179
Commitments and contingencies
Shareholder's equity
Common stock	1,714	1,615
Retained earnings	645	627
Total shareholder's equity	2,359	2,242
Total liabilities and shareholder's equity	$6,483	$6,421
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,615	$627	$2,242
Net income	—	69	69
Common stock dividends	—	(46)	(46)
Contributions from parent	99	—	99
Balance at March 31, 2025	$1,714	$650	$2,364
Net income	—	39	39
Common stock dividends	—	(44)	(44)
Contributions from parent	—	—	—
Balance at June 30, 2025	$1,714	$645	$2,359

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$1,455	$638	$2,093
Net income	—	66	66
Common stock dividends	—	(45)	(45)
Contributions from parent	154	—	154
Balance at March 31, 2024	$1,609	$659	$2,268
Net income	—	34	34
Common stock dividends	—	(39)	(39)
Balance at June 30, 2024	$1,609	$654	$2,263

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$397	$403	$769	$748
Revenues from alternative revenue programs	(13)	(21)	(13)	(9)
Operating revenues from affiliates	—	1	1	1
Total operating revenues	384	383	757	740
Operating expenses
Purchased power	173	172	329	312
Operating and maintenance	55	50	106	97
Operating and maintenance from affiliates	40	42	79	81
Depreciation and amortization	62	72	127	146
Taxes other than income taxes	3	2	5	5
Total operating expenses	333	338	646	641
Operating income	51	45	111	99
Other income and (deductions)
Interest expense, net	(20)	(20)	(41)	(39)
Other, net	2	4	6	8
Total other income and (deductions)	(18)	(16)	(35)	(31)
Income before income taxes	33	29	76	68
Income taxes	9	8	20	18
Net income	$24	$21	$56	$50
Comprehensive income	$24	$21	$56	$50
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$56	$50
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	127	146
Deferred income taxes and amortization of investment tax credits	13	12
Other non-cash operating activities	33	30
Changes in assets and liabilities:
Accounts receivable	(18)	(50)
Receivables from and payables to affiliates, net	(4)	(2)
Inventories	(9)	(3)
Accounts payable and accrued expenses	37	26
Collateral received, net	4	2
Income taxes	(2)	(10)
Regulatory assets and liabilities, net	(27)	(51)
Pension and non-pension postretirement benefit contributions	(2)	(8)
Other assets and liabilities	(49)	(60)
Net cash flows provided by operating activities	159	82
Cash flows from investing activities
Capital expenditures	(196)	(180)
Net cash flows used in investing activities	(196)	(180)
Cash flows from financing activities
Changes in short-term borrowings	(107)	(199)
Issuance of long-term debt	100	75
Changes in PHI intercompany money pool	—	182
Dividends paid on common stock	(44)	(44)
Contributions from parent	94	81
Other financing activities	(3)	(3)
Net cash flows provided by financing activities	40	92
Increase (decrease) in cash and cash equivalents	3	(6)
Cash and cash equivalents at beginning of period	14	21
Cash and cash equivalents at end of period	$17	$15

Supplemental cash flow information
Decrease in capital expenditures not paid	$(28)	$(5)
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$15	$14
Restricted cash and cash equivalents	2	—
Accounts receivable
Customer accounts receivable	245	223
Customer allowance for credit losses	(33)	(32)
Customer accounts receivable, net	212	191
Other accounts receivable	71	79
Other allowance for credit losses	(15)	(13)
Other accounts receivable, net	56	66
Receivables from affiliates	10	7
Inventories, net	71	62
Prepaid utility taxes	41	—
Regulatory assets	103	101
Other	7	6
Total current assets	517	447
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,881 and $1,798 as of June 30, 2025 and December 31, 2024, respectively)	4,434	4,366
Deferred debits and other assets
Regulatory assets	506	502
Prepaid pension asset	2	1
Other	36	33
Total deferred debits and other assets	544	536
Total assets	$5,495	$5,349
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$79	$186
Long-term debt due within one year	155	154
Accounts payable	183	163
Accrued expenses	48	52
Payables to affiliates	21	22
Customer deposits	24	24
Regulatory liabilities	32	10
Other	14	10
Total current liabilities	556	621
Long-term debt	1,880	1,779
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	830	816
Regulatory liabilities	140	146
Other	59	62
Total deferred credits and other liabilities	1,029	1,024
Total liabilities	3,465	3,424
Commitments and contingencies
Shareholder's equity
Common stock	2,009	1,915
Retained earnings	21	10
Total shareholder's equity	2,030	1,925
Total liabilities and shareholder's equity	$5,495	$5,349
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements Of Changes In Shareholder's Equity
(Unaudited)

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,915	$10	$1,925
Net income	—	31	31
Common stock dividends	—	(20)	(20)
Contributions from parent	94	—	94
Balance at March 31, 2025	$2,009	$21	$2,030
Net income	—	24	24
Common stock dividends	—	(24)	(24)
Contributions from parent	—	—	—
Balance at June 30, 2025	$2,009	$21	$2,030

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$1,830	$(18)	$1,812
Net income	—	29	29
Common stock dividends	—	(22)	(22)
Contributions from parent	81	—	81
Balance at March 31, 2024	$1,911	$(11)	$1,900
Net income	—	21	21
Common stock dividends	—	(22)	(22)
Balance at June 30, 2024	$1,911	$(12)	$1,899

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
The accompanying consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited but, in the opinion of each Registrant's management, the Registrants include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2024 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
New Accounting Standards (All Registrants)
New Accounting Standards Issued and Not Yet Adopted as of June 30, 2025: The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of June 30, 2025. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) in their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures, as well as the potential to early adopt where applicable. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation that such standards will not significantly impact the Registrants' financial reporting.
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
(f)Reflects a three-year cumulative multi-year plan for January 1, 2024 through December 31, 2026. The MDPSC awarded BGE electric revenue requirement increases of $41 million, $113 million, and $25 million in 2024, 2025, and 2026, respectively, and natural gas revenue requirement increases of $126 million, $62 million, and $41 million in 2024, 2025, and 2026, respectively. Requested revenue requirement increases will be used to recover capital investments designed to increase the resilience of the electric and gas distribution systems and support Maryland's climate and regulatory initiatives. The MDPSC also approved a portion of the requested 2021 and 2022 reconciliation amounts, which was recovered through separate electric and gas riders between March 2024 through February 2025. As such, the reconciliation amounts are not included in the approved revenue requirement increases. The 2021 reconciliation amounts are $13 million and $7 million for electric and gas, respectively, and the 2022 reconciliation amounts are $39 million and $15 million for electric and gas, respectively. In April 2024, BGE filed with the MDPSC its request for recovery of the 2023 reconciliation amounts of $79 million and $73 million for electric and gas, respectively, with supporting testimony and schedules.
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
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
DPL - Delaware(a)	September 20, 2024 (amended May 30, 2025)	Natural Gas	$40	10.65%	First quarter of 2026
ACE - New Jersey(b)	November 21, 2024	Electric	$109	10.70%	Fourth quarter of 2025
__________
(a)DPL implemented interim rates on April 20, 2025, subject to refund.
(b)Requested increases are before New Jersey sales and use tax. ACE may implement interim rates, subject to refund.
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
For 2025, the following increases/(decreases) were included in the Utility Registrants' electric transmission formula rate updates:

Registrant(a)	Initial Revenue Requirement Increase (Decrease)	Annual Reconciliation Increase (Decrease)	Total Revenue Requirement Increase (Decrease)(b)		Allowed Return on Rate Base(c)	Allowed ROE(d)
ComEd	$78	$49	$127		8.13%	11.50%
PECO	$9	$13	$22		7.54%	10.35%
BGE	$21	$21	$35	(e)	7.53%	10.50%
Pepco	$35	$16	$51		7.71%	10.50%
DPL	$32	$(9)	$23		7.48%	10.50%
ACE	$(11)	$(46)	$(57)		7.16%	10.50%
__________
(a)All rates are effective June 1, 2025 - May 31, 2026, subject to review by interested parties pursuant to review protocols of each Utility Registrants' tariffs.
(b)For the Utility Registrants, except for PECO, while the transmission filing reflects the tax benefit of NOLCs, the impacts of the NOLCs will not be reflected in the financial statements until the PLR is received from the IRS. See Note 6 — Income Taxes for additional information on NOLCs.
(c)Represents the weighted average debt and equity return on transmission rate base.
(d)The rate of return on common equity for each Utility Registrant includes a 50-basis-point incentive adder for being a member of an RTO.
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
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear power generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. The seller has not provided notification to ComEd or the IPA that any subsidies or tax credits, such as nuclear production tax credits that became available for electricity generated beginning January 1, 2024, have been monetized and the IPA has not adjusted the CMC price paid by ComEd. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. Beginning with the June 2022 monthly billing period, ComEd began issuing credits and/or charges to its retail customers under its CMC rider, the Rider Carbon-Free Resource Adjustment (Rider CFRA). A regulatory asset is recorded for the difference between ComEd's costs associated with the procurement of CMCs from participating nuclear power generating facilities and revenues received from customers. The balance as of June 30, 2025 is $159 million.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Energy Efficiency
CEJA extends ComEd’s current cumulative annual energy efficiency MWh savings goals through 2040, adds expanded electrification measures to those goals, increases low-income commitments, and adds a new performance adjustment to the energy efficiency formula rate. ComEd expects its annual spend to increase through 2040 to achieve these energy efficiency MWh savings goals, which is deferred as a separate regulatory asset that is recovered through the energy efficiency formula rate over the weighted average useful life, as approved by the ICC, of the related energy efficiency measures.
Energy Efficiency Formula Rate (Exelon and ComEd). ComEd filed its annual energy efficiency formula rate update with the ICC on May 23, 2025. The filing establishes the revenue requirement used to set the rates that will take effect in January 2026, subject to the ICC's review and approval. The requested revenue requirement update is based on a reconciliation of the 2024 actual costs plus projected 2026 expenditures.

Initial Revenue Requirement Increase	Annual Reconciliation Decrease	Total Revenue Requirement Increase	Requested Return on Rate Base(a)	Requested ROE
$24	$(4)	$20	7.24%	10.21%
__________
(a)The requested revenue requirement increase provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 7.24% inclusive of an allowed ROE of 10.21%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. For the 2024 reconciliation year, the requested revenue requirement provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 7.51% inclusive of an allowed ROE of 10.75%, which includes an upward performance adjustment that increased the ROE. The performance adjustment can either increase or decrease the ROE based upon the achievement of energy efficiency savings goals.
Maryland Regulatory Matters
Next Generation Energy Act (Exelon, BGE, PHI, Pepco, and DPL). On May 20, 2025, the Governor of Maryland signed into law legislation that addresses several matters pertaining to electric and gas utilities, including affirming that the MDPSC may approve the use of multi-year rate plans that demonstrate customer benefits, among other things. It also prohibits utilities from filing after January 1, 2025, for the reconciliation of actuals costs and revenues to amounts approved within the multi-year plans. As of June 30, 2025, BGE derecognized Regulatory assets of $10 million and Regulatory liabilities of $3 million for multi-year plan reconciliations that will no longer be filed. DPL has derecognized Regulatory liabilities of $0.4 million for multi-year reconciliations yet to be filed. Multi-year plan reconciliations filed prior to January 1, 2025, remain lawful and will be resolved in their respective proceedings.
New Jersey Regulatory Matters
Summer Rate Mitigation (Exelon and ACE). In response to significant increases in electric supply costs, on April 23, 2025, the NJBPU issued an order directing the State's electric public utilities to file petitions proposing distribution side measures to mitigate residential customer bill impacts during summer months. As a result, on June 18, 2025, the NJBPU approved a stipulation of settlement for ACE to issue a bill credit of $30 per residential customer for the months of July and August 2025, which will be deferred to a Regulatory asset. The amounts will subsequently be collected from September 2025 through February 2026 at a flat rate of $10 per residential customer. The bill credit and subsequent collections will not be subject to carrying costs.
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
ComEd. Regulatory assets decreased $140 million primarily due to a decrease of $295 million in the Electric distribution formula rate annual reconciliations and an increase of $118 million in the Zero emission credit regulatory assets.
PECO. Regulatory assets increased $102 million primarily due to an increase of $111 million in the Deferred income taxes regulatory asset. Regulatory liabilities increased $156 million primarily due to an increase of $132 million in the Decommissioning the Regulatory Agreement Units and an increase of $26 million in the Electric energy and natural gas costs regulatory liabilities.
Pepco. Regulatory liabilities decreased $26 million primarily due to a decrease of $20 million in the Deferred income taxes regulatory liability.
ACE. Regulatory liabilities increased $16 million primarily due to an increase of $13 million in the Transmission formula rate annual reconciliations regulatory liability.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at June 30, 2025 and December 31, 2024.

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(d)	ACE(e)
June 30, 2025	$77	$30	$7	$40	$23	$1	$16
December 31, 2024	117	46	16	55	40	1	14
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
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three and six months ended June 30, 2025 and 2024. At June 30, 2025 and December 31, 2024, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2024	$127	$127	$101	$13	$13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2025	$126	$126	$100	$13	$13
Revenues recognized	(3)	(3)	(2)	(1)	—
Balance at June 30, 2025	$123	$123	$98	$12	$13

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2023	$133	$133	$107	$13	$13
Revenues recognized	(2)	(2)	(2)	—	—
Balance at March 31, 2024	$131	$131	$105	$13	$13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at June 30, 2024	$130	$130	$104	$13	$13
__________
(a)Revenues recognized in the three and six months ended June 30, 2025 and 2024, were included in the contract liabilities at December 31, 2024 and 2023, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2025. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers

Year	Exelon	PHI	Pepco	DPL	ACE
2025	$4	$4	$3	$—	$1
2026	5	5	5	—	—
2027	6	6	5	1	—
2028	6	6	5	—	1
2029 and thereafter	102	102	80	11	11
Total	$123	$123	$98	$12	$13
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and six months ended June 30, 2025 and 2024 is as follows:
Three Months Ended June 30, 2025 and 2024

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2025
Electric revenues	$1,836	$880	$849	$1,544	$—	$(13)	$5,096
Natural gas revenues	—	120	180	33	—	(2)	331
Shared service and other revenues	—	—	—	2	468	(470)	—
Total operating revenues	$1,836	$1,000	$1,029	$1,579	$468	$(485)	$5,427
2024
Electric revenues	$2,079	$797	$782	$1,441	$—	$(6)	$5,093
Natural gas revenues	—	94	146	28	—	—	268
Shared service and other revenues	—	—	—	2	468	(470)	—
Total operating revenues	$2,079	$891	$928	$1,471	$468	$(476)	$5,361
Less:
Purchased power
2025	$550	$304	$367	$590	$—	$—	$1,811
2024	763	298	323	553	1	—	1,938
Purchased fuel
2025	$—	$35	$39	$11	$—	$—	$85
2024	—	25	20	9	—	—	54
Operating and maintenance

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025	$322	$242	$201	$291	$477	$(212)	$1,321
2024	345	209	188	231	435	(199)	1,209
Operating and maintenance from affiliates
2025	$100	$63	$63	$49	$10	$(285)	$—
2024	104	61	62	50	10	(287)	—
Depreciation and amortization
2025	$387	$112	$154	$233	$16	$—	$902
2024	374	107	162	235	16	—	894
Taxes other than income taxes
2025	$97	$54	$85	$136	$11	$—	$383
2024	94	52	80	126	8	—	360
(Gain) on sale of assets
2025	$—	$—	$—	$(2)	$—	$—	$(2)
2024	(5)	(2)	—	—	—	—	(7)
Interest expense, net(c)
2025	$128	$57	$61	$102	$176	$—	$524
2024	120	54	53	92	158	(1)	476
Interest expense to affiliates, net(c)
2025	$3	$3	$—	$1	$—	$—	$7
2024	3	3	—	—	—	1	7
Other, net
2025	$(31)	$(10)	$(11)	$(17)	$(8)	$12	$(65)
2024	(20)	(9)	(8)	(29)	(8)	10	(64)
Income Taxes
2025	$52	$4	$15	$42	$(43)	$—	$70
2024	31	3	4	46	(38)	—	46
Net income (loss) attributable to common shareholders
2025	$228	$136	$55	$143	$(171)	$—	$391
2024	270	90	44	158	(114)	—	448
Supplemental segment information
Intersegment revenues(d)
2025	$10	$3	$2	$2	$466	$(483)	$—
2024	2	2	2	2	466	(474)	—
Capital Expenditures
2025	$599	$408	$398	$595	$13	$—	$2,013
2024	517	382	344	450	6	—	1,699
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
Operating revenues(b):
2025

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Electric revenues	$776	$388	$384	$—	$(4)	$1,544
Natural gas revenues	—	33	—	—	—	33
Shared service and other revenues	—	—	—	111	(109)	2
Total operating revenues	$776	$421	$384	$111	$(113)	$1,579
2024
Electric revenues	$700	$362	$383	$—	$(4)	$1,441
Natural gas revenues	—	28	—	—	—	28
Shared service and other revenues	—	—	—	115	(113)	2
Total operating revenues	$700	$390	$383	$115	$(117)	$1,471
Less:
Purchased power
2025	$256	$161	$173	$—	$—	$590
2024	234	147	172	—	—	553
Purchased fuel
2025	$—	$11	$—	$—	$—	$11
2024	—	9	—	—	—	9
Operating and maintenance
2025	$91	$50	$55	$95	$—	$291
2024	37	50	50	94	—	231
Operating and maintenance from affiliates
2025	$64	$45	$40	$13	$(113)	$49
2024	65	46	42	14	(117)	50
Depreciation and amortization
2025	$107	$63	$62	$1	$—	$233
2024	98	61	72	4	—	235
Taxes other than income taxes
2025	$109	$20	$3	$4	$—	$136
2024	100	19	2	5	—	126
(Gain) on sale of assets
2025	$(2)	$—	$—	$—	$—	$(2)
2024	—	—	—	—	—	—
Interest expense, net(c)
2025	$54	$25	$20	$3	$—	$102
2024	46	24	20	2	—	92
Interest expense to affiliates, net(c)
2025	$—	$—	$—	$1	$—	$1
2024	—	—	—	—	—	—
Other, net
2025	$(9)	$(4)	$(2)	$(2)	$—	$(17)
2024	(16)	(8)	(4)	(1)	—	(29)
Income Taxes
2025	$22	$11	$9	$—	$—	$42
2024	28	8	8	2	—	46
Net income (loss) attributable to common shareholders
2025	$84	$39	$24	$(4)	$—	$143
2024	108	34	21	(5)	—	158
Supplemental segment information
Intersegment revenues(d)

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025	$1	$2	$—	$111	$(112)	$2
2024	2	1	1	115	(117)	2
Capital Expenditures
2025	$229	$121	$91	$154	$—	$595
2024	225	134	91	—	—	450
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

	Three Months Ended June 30, 2025
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$1,094	$555	$497	$780	$348	$210	$222
Small commercial & industrial	553	155	90	168	48	64	56
Large commercial & industrial	177	75	140	370	292	31	47
Public authorities & electric railroads	12	10	8	22	12	5	5
Other(a)	224	77	118	233	91	77	67
Total electric revenues(b)	$2,060	$872	$853	$1,573	$791	$387	$397
Natural gas revenues
Residential	$—	$79	$108	$17	$—	$17	$—
Small commercial & industrial	—	31	23	8	—	8	—
Large commercial & industrial	—	—	46	1	—	1	—
Transportation	—	8	—	4	—	4	—
Other(c)	—	2	7	3	—	3	—
Total natural gas revenues(d)	$—	$120	$184	$33	$—	$33	$—
Total revenues from contracts with customers	$2,060	$992	$1,037	$1,606	$791	$420	$397
Other revenues
Revenues from alternative revenue programs	$(234)	$1	$(13)	$(29)	$(16)	$—	$(13)
Other electric revenues(e)	10	7	4	2	1	1	—
Other natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$(224)	$8	$(8)	$(27)	$(15)	$1	$(13)
Total revenues for reportable segments	$1,836	$1,000	$1,029	$1,579	$776	$421	$384

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
•$10 million, $2 million at ComEd
•$3 million, $2 million at PECO
•$1 million, $2 million at BGE
•$2 million, $2 million at PHI
•$1 million, $2 million at Pepco
•$2 million, $1 million at DPL
•less than $1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2025 and 2024 respectively of:
•less than $1 million, less than $1 million at PECO
•$1 million, less than $1 million at BGE
(e)Includes late payment charge revenues.

Six Months Ended June 30, 2025 and 2024

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2025
Electric revenues	$3,901	$1,836	$1,861	$3,232	$—	$(26)	$10,804
Natural gas revenues	—	497	722	120	—	(2)	1,337
Shared service and other revenues	—	—	—	5	934	(939)	—
Total operating revenues	$3,901	$2,333	$2,583	$3,357	$934	$(967)	$12,141
2024

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Electric revenues	$4,174	$1,577	$1,664	$2,973	$—	$(11)	$10,377
Natural gas revenues	—	368	561	100	—	(3)	1,026
Shared service and other revenues	—	—	—	4	928	(932)	—
Total operating revenues	$4,174	$1,945	$2,225	$3,077	$928	$(946)	$11,403
Less:
Purchased power
2025	$1,239	$665	$818	$1,273	$—	$—	$3,995
2024	1,670	604	700	1,160	—	—	4,134
Purchased fuel
2025	$—	$176	$198	$49	$—	$—	$423
2024	—	123	107	37	—	—	267
Operating and maintenance
2025	$645	$507	$443	$586	$904	$(417)	$2,668
2024	663	444	392	506	874	(398)	2,481
Operating and maintenance from affiliates
2025	$200	$124	$125	$103	$22	$(574)	$—
2024	204	119	122	101	19	(565)	—
Depreciation and amortization
2025	$767	$221	$318	$467	$32	$—	$1,805
2024	737	210	312	481	33	—	1,773

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Taxes other than income taxes
2025	$196	$115	$181	$276	$20	$—	$788
2024	188	103	169	254	17	—	731
(Gain) on sale of assets
2025	$—	$—	$—	$(1)	$—	$—	$(1)
2024	(5)	(4)	—	—	—	—	(9)
Interest expense, net(c)
2025	$253	$117	$120	$201	$337	$—	$1,028
2024	239	106	103	183	310	(3)	938
Interest expense to affiliates, net(c)
2025	$7	$7	$—	$2	$—	$(4)	$12
2024	7	6	—	—	(2)	1	12
Other, net
2025	$(53)	$(18)	$(20)	$(35)	$(19)	$28	$(117)
2024	(41)	(18)	(16)	(57)	(26)	19	(139)
Income taxes
2025	$117	$17	$85	$99	$(78)	$—	$240
2024	49	13	28	86	(67)	—	109
Net income (loss) attributable to common shareholders
2025	$530	$402	$315	$337	$(284)	$—	$1,300
2024	463	239	308	326	(230)	—	1,106
Supplemental segment information
Intersegment revenues(d)
2025	$17	$6	$4	$5	$929	$(961)	$—
2024	4	4	5	4	924	(941)	—
Capital expenditures
2025	$1,189	$832	$804	$1,108	$26	$—	$3,959
2024	1,111	743	668	903	41	—	3,466
Total assets
June 30, 2025	$46,299	$18,230	$16,044	$28,696	$5,725	$(3,847)	$111,147
December 31, 2024	44,750	17,123	15,542	28,297	6,012	(3,940)	107,784
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
(d)See Note 15 — Related Party Transactions for additional information on intersegment revenues.
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2025
Electric revenues	$1,635	$849	$757	$—	$(9)	$3,232
Natural gas revenues	—	120	—	—	—	120
Shared service and other revenues	—	—	—	217	(212)	5

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Total operating revenues	$1,635	$969	$757	$217	$(221)	$3,357
2024
Electric revenues	$1,459	$780	$740	$—	$(6)	$2,973
Natural gas revenues	—	100	—	—	—	100
Shared service and other revenues	—	—	—	224	(220)	4
Total operating revenues	$1,459	$880	$740	$224	$(226)	$3,077
Less:
Purchased power
2025	$574	$370	$329	$—	$—	$1,273
2024	514	333	312	1	—	1,160
Purchased fuel
2025	$—	$49	$—	$—	$—	$49
2024	—	37	—	—	—	37
Operating and maintenance
2025	$187	$110	$106	$183	$—	$586
2024	123	101	97	185	—	506
Operating and maintenance from affiliates
2025	$126	$91	$79	$28	$(221)	$103
2024	129	91	81	27	(227)	101
Depreciation and amortization
2025	$212	$126	$127	$2	$—	$467
2024	205	122	146	8	—	481
Taxes other than income taxes
2025	$222	$41	$5	$8	$—	$276
2024	203	39	5	7	—	254
(Gain) on sale of assets
2025	$(1)	$—	$—	$—	$—	$(1)
2024	—	—	—	—	—	—
Interest expense, net(c)
2025	$106	$50	$41	$4	$—	$201
2024	92	46	39	5	1	183
Interest expense to affiliates, net(c)
2025	$—	$—	$—	$2	$—	$2
2024	—	—	—	1	(1)	—
Other, net
2025	$(20)	$(8)	$(6)	$(1)	$—	$(35)
2024	(32)	(15)	(8)	(3)	1	(57)
Income taxes
2025	$48	$32	$20	$(1)	$—	$99
2024	42	25	18	1	—	86
Net income (loss) attributable to common shareholders
2025	$181	$108	$56	$(8)	$—	$337
2024	183	101	50	(8)	—	326
Supplemental segment information
Intersegment revenues(d)
2025	$4	$4	$1	$217	$(221)	$5
2024	3	3	1	224	(227)	4
Capital expenditures

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025	$469	$277	$196	$166	$—	$1,108
2024	454	268	180	1	—	903
Total assets
June 30, 2025	$12,149	$6,483	$5,495	$4,610	$(41)	$28,696
December 31, 2024	12,000	6,421	5,349	4,567	(40)	28,297
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

	Six Months Ended June 30, 2025
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$2,087	$1,186	$1,145	$1,698	$772	$508	$418
Small commercial & industrial	1,153	317	199	338	99	128	111
Large commercial & industrial	472	159	284	738	581	60	97
Public authorities & electric railroads	29	18	17	39	20	9	10
Other(a)	461	153	230	454	176	148	134
Total electric revenues(b)	$4,202	$1,833	$1,875	$3,267	$1,648	$853	$770
Natural gas revenues
Residential	$—	$346	$486	$73	$—	$73	$—
Small commercial & industrial	—	117	86	28	—	28	—
Large commercial & industrial	—	—	142	4	—	4	—
Transportation	—	21	—	9	—	9	—
Other(c)	—	12	31	6	—	6	—
Total natural gas revenues(d)	$—	$496	$745	$120	$—	$120	$—
Total revenues from contracts with customers	$4,202	$2,329	$2,620	$3,387	$1,648	$973	$770
Other revenues
Revenues from alternative revenue programs	$(319)	$(8)	$(43)	$(32)	$(14)	$(5)	$(13)
Other electric revenues(e)	18	11	5	2	1	1	—
Other natural gas revenues(e)	—	1	1	—	—	—	—
Total other revenues	$(301)	$4	$(37)	$(30)	$(13)	$(4)	$(13)
Total revenues for reportable segments	$3,901	$2,333	$2,583	$3,357	$1,635	$969	$757

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
(b)Includes operating revenues from affiliates in 2025 and 2024 respectively of:
•$17 million, $4 million at ComEd
•$5 million, $3 million at PECO
•$3 million, $4 million at BGE
•$5 million, $4 million at PHI
•$4 million, $3 million at Pepco
•$4 million, $3 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2025 and 2024 respectively of:
•$1 million, $1 million at PECO
•$1 million, $1 million at BGE
(e)Includes late payment charge revenues.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
5. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended June 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2025	$486	$125	$160	$72	$129	$69	$23	$37
Plus: Current period provision (benefit) for expected credit losses(a)(b)	9	(4)	5	3	5	7	—	(2)
Less: Write-offs, net of recoveries(c)	30	(1)	11	9	11	7	2	2
Balance at June 30, 2025	$465	$122	$154	$66	$123	$69	$21	$33

	Three Months Ended June 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2024	$346	$82	$107	$52	$105	$52	$17	$36
Plus: Current period provision (benefit) for expected credit losses	55	38	11	(1)	7	5	1	1
Less: Write-offs, net of recoveries	29	8	6	6	9	4	2	3
Balance at June 30, 2024	$372	$112	$112	$45	$103	$53	$16	$34

	Six Months Ended June 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$406	$109	$133	$56	$108	$59	$17	$32
Plus: Current period provision for expected credit losses(a)(d)(e)	142	29	46	26	41	24	10	7
Less: Write-offs(f), net of recoveries(c)	83	16	25	16	26	14	6	6
Balance at June 30, 2025	$465	$122	$154	$66	$123	$69	$21	$33

	Six Months Ended June 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$317	$69	$95	$46	$107	$52	$19	$36
Plus: Current period provision for expected credit losses	135	60	34	14	27	18	4	5
Less: Write-offs, net of recoveries	80	17	17	15	31	17	7	7
Balance at June 30, 2024	$372	$112	$112	$45	$103	$53	$16	$34
_________
(a)For ComEd, the decrease is primarily attributable to favorable customer payment behavior.
(b)For PECO and ACE, the decrease is primarily a result of decreased receivable balances.
(c)Recoveries were not material to the Registrants.
(d)For PECO, BGE, Pepco, and DPL, the increase is primarily a result of increased receivable balances.
(e)For ACE, the increase is primarily attributable to unfavorable customer payment behavior.
(f)For PECO, the increase is primarily a result of increased terminations.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended June 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2025	$113	$34	$22	$6	$51	$27	$9	$15
Plus: Current period (benefit) provision for expected credit losses(a)(b)(c)	(7)	(3)	(2)	(3)	1	1	—	—
Less: Write-offs, net of recoveries(d)	(1)	—	1	(2)	—	—	—	—
Balance at June 30, 2025	$107	$31	$19	$5	$52	$28	$9	$15

	Three Months Ended June 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2024	$96	$19	$13	$7	$57	$35	$8	$14
Plus: Current period provision (benefit) for expected credit losses	16	11	9	(1)	(3)	(1)	(1)	(1)
Less: Write-offs, net of recoveries	4	1	2	1	—	—	—	—
Balance at June 30, 2024	$108	$29	$20	$5	$54	$34	$7	$13

	Six Months Ended June 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$107	$34	$18	$6	$49	$27	$9	$13
Plus: Current period provision (benefit) for expected credit losses(a)(b)(c)(e)	8	(1)	7	(2)	4	1	—	3
Less: Write-offs, net of recoveries(d)	8	2	6	(1)	1	—	—	1
Balance at June 30, 2025	$107	$31	$19	$5	$52	$28	$9	$15

	Six Months Ended June 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$82	$17	$8	$7	$50	$28	$8	$14
Plus: Current period provision (benefit) for expected credit losses	36	14	15	1	6	6	(1)	1
Less: Write-offs, net of recoveries	10	2	3	3	2	—	—	2
Balance at June 30, 2024	$108	$29	$20	$5	$54	$34	$7	$13
_________
(a)For ComEd, the decrease is primarily attributable to favorable payment behavior.
(b)For PECO, the decrease is primarily a result of decreased aging of receivables.
(c)For DPL and ACE, the increase is primarily a result of increased aging of receivables.
(d)Recoveries were not material to the Registrants.
(e)For Pepco, the decrease is primarily a result of changes in customer risk profile.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2025	$1,256	$523	$245	$191	$297	$147	$63	$87
December 31, 2024	1,114	335	254	257	268	121	76	71
__________
(a)Unbilled customer revenues are classified in Customer accounts receivable, net in the Registrants' Consolidated Balance Sheets.
Other Purchases of Customer and Other Accounts Receivables
For the six months ended June 30, 2025 and 2024, the Utility Registrants were required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, Delaware, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participated in the utilities' consolidated billing. The following table presents the total receivables purchased.

	Total receivables purchased
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six months ended June 30, 2025	$2,054	$464	$598	$375	$617	$383	$126	$108
Six months ended June 30, 2024	1,961	450	527	393	591	375	115	101

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes
6. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended June 30, 2025(a)
	Exelon	ComEd(b)	PECO(c)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6.5	7.6	(1.2)	6.2	7.1	6.3	6.4	7.1
Plant basis differences	(5.4)	(0.9)	(16.1)	(1.5)	(0.6)	(0.9)	(0.6)	—
Excess deferred tax amortization	(6.5)	(8.6)	(1.5)	(4.1)	(4.4)	(5.5)	(4.5)	(1.9)
Amortization of investment tax credit, including deferred taxes on basis difference	—	(0.1)	—	—	—	—	(0.1)	(0.1)
Tax credits	(0.4)	(0.6)	—	(0.4)	(0.3)	(0.4)	(0.3)	(0.3)
Other	—	0.2	0.7	0.2	(0.1)	0.3	0.1	1.5
Effective income tax rate	15.2%	18.6%	2.9%	21.4%	22.7%	20.8%	22.0%	27.3%

	Three Months Ended June 30, 2024(a)
	Exelon	ComEd(b)	PECO(c)	BGE(d)	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.0	7.8	(1.3)	6.4	6.6	6.1	6.2	7.6
Plant basis differences	(3.9)	(0.8)	(13.0)	(1.8)	(0.9)	(1.5)	(0.9)	0.2
Excess deferred tax amortization	(13.2)	(17.4)	(2.3)	(17.5)	(3.8)	(4.8)	(6.6)	(1.6)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.5)	—	(0.5)	(0.4)	(0.4)	(0.3)	(0.2)
Other	1.0	0.3	(1.2)	0.7	0.1	0.2	(0.3)	0.7
Effective income tax rate	9.3%	10.3%	3.2%	8.3%	22.5%	20.6%	19.0%	27.6%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)For ComEd, the lower effective tax rate is primarily due to CEJA which resulted in the acceleration of certain income tax benefits.
(c)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions.
(d)For BGE, the lower effective tax rate is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes

	Six Months Ended June 30, 2025(a)
	Exelon	ComEd(b)	PECO(c)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.5	7.6	(2.8)	6.2	6.7	6.4	6.4	7.1
Plant basis differences	(4.3)	(0.9)	(12.8)	(1.5)	(0.7)	(1.0)	(0.5)	(0.2)
Excess deferred tax amortization	(6.5)	(9.0)	(1.5)	(4.1)	(4.1)	(5.3)	(3.7)	(1.6)
Amortization of investment tax credit, including deferred taxes on basis difference	—	(0.1)	—	—	—	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.7)	—	(0.3)	(0.3)	(0.3)	(0.3)	(0.3)
Other	0.4	0.2	0.2	—	0.1	0.2	0.1	0.4
Effective income tax rate	15.6%	18.1%	4.1%	21.3%	22.7%	21.0%	22.9%	26.3%

	Six Months Ended June 30, 2024(a)
	Exelon	ComEd(b)	PECO(c)	BGE(d)	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.8	7.8	(0.9)	6.3	6.5	6.1	6.2	7.4
Plant basis differences	(3.9)	(0.8)	(12.5)	(1.3)	(0.9)	(1.4)	(1.0)	0.1
Excess deferred tax amortization	(14.1)	(18.0)	(2.3)	(17.5)	(5.3)	(6.8)	(5.8)	(1.5)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.5)	(0.5)	—	(0.4)	(0.4)	(0.4)	(0.3)	(0.3)
Other	0.8	0.2	(0.1)	0.2	0.1	0.2	(0.2)	(0.1)
Effective income tax rate	9.0%	9.6%	5.2%	8.3%	20.9%	18.7%	19.8%	26.5%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)For ComEd, the lower effective tax rate is primarily due to CEJA which resulted in the acceleration of certain income tax benefits.
(c)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions.
(d)For BGE, the lower effective tax rate is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits.
Unrecognized Tax Benefits
Exelon, PHI and DPL have the following unrecognized tax benefits at June 30, 2025 and December 31, 2024. ComEd's, PECO's, BGE's, Pepco's, and ACE's amounts are not material.

	Exelon(a)	PHI	DPL
June 30, 2025	$101	$52	$16
December 31, 2024	96	48	12
__________
(a)At June 30, 2025 and December 31, 2024, Exelon's unrecognized tax benefits is inclusive of $31 million related to Constellation's share of unrecognized tax benefits for periods prior to the separation. Exelon reflected an offsetting receivable of $31 million in Other deferred debits and other assets in the Consolidated Balance Sheet for these amounts.
Other Tax Matters
One Big Beautiful Bill Act (All Registrants)

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes
On July 4, 2025, the OBBBA was signed into law. The bill permanently extends expiring tax benefits of the TCJA and provides additional tax relief for individuals and businesses while accelerating the phase-out and curtailment for renewable energy tax credits enacted by the IRA. The tax law changes enacted as part of OBBBA will not have a direct material impact on the Registrants’ financial statements.
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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the existing Exelon tax sharing agreement. At June 30, 2025, there is no balance due to or from Constellation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the existing Exelon tax sharing agreement. At June 30, 2025, there is no balance due to or from Constellation.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA also provides that Exelon will reimburse Constellation when those allocated tax attribute carryforwards are utilized. In 2025, Exelon

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes
remitted $127 million of payments to Constellation for the utilization of pre-closing tax credit carryforwards. At June 30, 2025, Exelon recorded a payable of $174 million and $38 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
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
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and six months ended June 30, 2025 and 2024.

	Pension Benefits		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$39	$40	$6	$7
Interest cost	147	141	25	24
Expected return on assets	(178)	(184)	(21)	(21)
Amortization of:
Prior service credit	—	—	(2)	(2)
Actuarial loss (gain)	53	54	(1)	—
Net periodic benefit cost	$61	$51	$7	$8

	Pension Benefits		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$77	$82	$12	$14
Interest cost	293	282	50	48
Expected return on assets	(356)	(368)	(42)	(42)
Amortization of:
Prior service cost (credit)	1	1	(4)	(4)
Actuarial loss (gain)	106	107	(1)	—
Net periodic benefit cost	$121	$104	$15	$16
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

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and OPEB Costs	2025	2024	2025	2024
Exelon	$68	$59	$136	$120
ComEd	21	19	42	36
PECO	1	—	3	—
BGE	14	16	30	31
PHI	24	23	49	46
Pepco	10	7	18	16
DPL	4	3	8	7
ACE	3	4	6	7
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plan Employer Contributions	2025	2024	2025	2024
Exelon	$30	$29	$56	$51
ComEd	12	10	22	20
PECO	4	5	8	8
BGE	3	3	6	6
PHI	5	6	10	8
Pepco	2	1	3	2
DPL	1	1	2	2
ACE	—	1	1	1
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
__________
(a)See Note 3 — Regulatory Matters of the 2024 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material at June 30, 2025 and December 31, 2024.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. A hypothetical 50 basis point change in the interest rates associated with Exelon's interest rate swaps as of June 30, 2025 would result in an immaterial impact to Exelon's Consolidated Net Income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
Below is a summary of the interest rate hedge balances at June 30, 2025 and December 31, 2024.

	Derivatives Designated as Hedging Instruments
	June 30, 2025	December 31, 2024
Other current assets	$—	$14
Other deferred debits (noncurrent assets)	2	12
Total derivative assets	2	26
Mark-to-market derivative liabilities (current liabilities)	—	(1)
Mark-to-market derivative liabilities (noncurrent liabilities)	(7)	—
Total mark-to-market derivative liabilities	(7)	(1)
Total mark-to-market derivative net assets (liabilities)	$(5)	$25
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings.
In February 2025, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $765 million upon issuance of $1 billion of debt. See Note 9 – Debt and Credit Agreements for additional information on the debt issuance. The settlements resulted in a cash receipt of $16 million. The accumulated AOCI gain of $13 million (net of tax) is being amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the 5-year and 10-year terms of the swaps. During the second quarter of 2025, Exelon Corporate entered into $30 million notional of 5-year maturity floating-to-fixed swaps and $30 million notional of 10-year maturity floating-to-fixed swaps, for a total notional of $60 million designated as cash flow hedges. The following table provides the notional amounts outstanding held by Exelon at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
5-year maturity floating-to-fixed swaps	$305	$657
10-year maturity floating-to-fixed swaps	305	658
Total	$610	$1,315
The related AOCI derivative loss for the three and six months ended June 30, 2025 was $4 million and $13 million (net of tax), respectively. The related AOCI derivative gain for the three and six months ended June 30, 2024 was immaterial. See Note 13 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties remained relatively consistent as of June 30, 2025. Cash collateral held by ComEd, PECO, BGE, Pepco, DPL, and ACE must be deposited in an unaffiliated major U.S. commercial bank or foreign bank with a U.S. branch office that meets certain qualifications. The following table reflects the Registrants' cash collateral held from external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, as of June 30, 2025 and December 31, 2024:

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments

	June 30, 2025	December 31, 2024
Exelon	$196	$181
ComEd	173	176
PECO(a)	6	—
BGE	5	1
PHI	12	4
Pepco	3	1
DPL	5	2
ACE(a)	5	—
__________
(a)PECO and ACE had less than one million in cash collateral held from external parties at December 31, 2024.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty. As of June 30, 2025, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of June 30, 2025, they could have been required to post collateral to their counterparties of $35 million, $48 million, and $14 million, respectively.
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at June 30, 2025 and December 31, 2024.

	Outstanding Commercial Paper at		Average Interest Rate on Commercial Paper Borrowings at
Commercial Paper Issuer	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Exelon(a)	$609	$1,359	4.58%	4.66%
ComEd	$—	$36	—%	4.55%
PECO	$203	$192	4.55%	4.65%
BGE	$—	$175	—%	4.61%
PHI(b)	$230	$530	4.59%	4.70%
Pepco	$149	$200	4.59%	4.69%
DPL	$2	$144	4.53%	4.74%
ACE	$79	$186	4.58%	4.67%
__________
(a)Exelon Corporate had $176 million outstanding commercial paper borrowings at June 30, 2025 and $426 million in outstanding commercial paper borrowings at December 31, 2024.
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
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of June 30, 2025.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
Long-Term Debt
Issuance of Long-Term Debt
During the six months ended June 30, 2025, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Junior Subordinated Notes(a)	6.50%	March 15, 2055	$1,000	Repay outstanding commercial paper obligations, and for general corporate purposes.
Exelon	Notes	5.125%	March 15, 2031	$500	Repay outstanding commercial paper obligations, and for general corporate purposes.
Exelon	Notes	5.875%	March 15, 2055	$500	Repay outstanding commercial paper obligations, and for general corporate purposes.
ComEd	First Mortgage Bonds	5.95%	June 1, 2055	$725	Repay outstanding commercial paper obligations, and for general corporate purposes.
BGE	Notes	5.45%	June 1, 2035	$650	Repay outstanding commercial paper obligations, and for general corporate purposes.
Pepco(b)	First Mortgage Bonds	5.48%	March 26, 2040	$200	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.28%	March 26, 2035	$125	Repay existing indebtedness and for general corporate purposes.
ACE(c)	First Mortgage Bonds	5.28%	March 26, 2035	$100	Repay existing indebtedness and for general corporate purposes.
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
Reoffering of Tax-Exempt Bonds
On July 1, 2025, DPL completed the reoffering of $78.4 million aggregate principal amount of its Delaware Economic Development Authority’s Gas Facilities Refunding Revenue Bonds (Delmarva Power & Light Company Project) 2020 Series A (Non-AMT) (the "Bonds"). In connection with the reoffering of the Bonds, the interest rate was modified to 3.60% per annum, and the maturity date was modified to January 1, 2031. DPL did not directly receive any proceeds from the reoffering.
Debt Covenants
As of June 30, 2025, the Registrants are in compliance with debt covenants.

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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of June 30, 2025 and December 31, 2024. The Registrants have no financial liabilities measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	June 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$47,345	$—	$38,504	$4,211	$42,715	$44,400	$—	$35,337	$3,720	$39,057
ComEd	12,750	—	11,157	—	11,157	12,030	—	10,260	—	10,260
PECO	5,705	—	4,852	—	4,852	5,704	—	4,816	—	4,816
BGE	6,040	—	5,435	—	5,435	5,395	—	4,702	—	4,702
PHI	9,535	—	4,182	4,211	8,393	9,124	—	4,093	3,720	7,813
Pepco	4,558	—	2,517	1,770	4,287	4,362	—	2,475	1,544	4,019
DPL	2,346	—	641	1,399	2,040	2,220	—	623	1,250	1,873
ACE	2,035	—	809	1,042	1,851	1,933	—	787	925	1,712
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$—	$397	$397	$390	$—	$—	$396	$396
ComEd	206	—	—	210	210	206	—	—	208	208
PECO	184	—	—	186	186	184	—	—	188	188
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at June 30, 2025 and December 31, 2024. Exelon and the Utility Registrants have immaterial and no financial assets or liabilities measured using the NAV practical expedient, respectively:
Exelon

	At June 30, 2025				At December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$926	$—	$—	$926	$544	$—	$—	$544
Rabbi trust investments
Cash equivalents	97	—	—	97	94	—	—	94
Mutual funds	64	—	—	64	65	—	—	65
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	71	23	94	—	73	22	95
Rabbi trust investments subtotal	161	77	23	261	159	79	22	260
Interest rate derivative assets
Derivatives designated as hedging instruments	—	2	—	2	—	26	—	26
Economic hedges	—	—	—	—	—	—	—	—
Interest rate derivative assets subtotal	—	2	—	2	—	26	—	26
Total assets	1,087	79	23	1,189	703	105	22	830
Liabilities
Commodity derivative liabilities	—	—	(135)	(135)	—	—	(132)	(132)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	(7)	—	(7)	—	(1)	—	(1)
Economic hedges	—	—	—	—	—	—	—	—
Interest rate derivative liabilities subtotal	—	(7)	—	(7)	—	(1)	—	(1)
Deferred compensation obligation	—	(64)	—	(64)	—	(74)	—	(74)
Total liabilities	—	(71)	(135)	(206)	—	(75)	(132)	(207)
Total net assets (liabilities)	$1,087	$8	$(112)	$983	$703	$30	$(110)	$623
__________
(a)Exelon excludes cash of $150 million and $219 million at June 30, 2025 and December 31, 2024, respectively, and restricted cash of $175 million and $176 million at June 30, 2025 and December 31, 2024, respectively, and includes long-term restricted cash of $49 million and $41 million at June 30, 2025 and December 31, 2024, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
At June 30, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$613	$—	$—	$613	$2	$—	$—	$2	$232	$—	$—	$232
Rabbi trust investments
Mutual funds	—	—	—	—	11	—	—	11	9	—	—	9
Life insurance contracts	—	—	—	—	—	22	—	22	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	11	22	—	33	9	—	—	9
Total assets	613	—	—	613	13	22	—	35	241	—	—	241
Liabilities
Commodity derivative liabilities(b)	—	—	(135)	(135)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(135)	(143)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$613	$(8)	$(135)	$470	$13	$15	$—	$28	$241	$(4)	$—	$237

	ComEd				PECO				BGE
At December 31, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$390	$—	$—	$390	$29	$—	$—	$29	$1	$—	$—	$1
Rabbi trust investments
Mutual funds	—	—	—	—	12	—	—	12	10	—	—	10
Life insurance contracts	—	—	—	—	—	22	—	22	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	12	22	—	34	10	—	—	10
Total assets	390	—	—	390	41	22	—	63	11	—	—	11
Liabilities
Commodity derivative liabilities(b)	—	—	(132)	(132)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(132)	(140)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$390	$(8)	$(132)	$250	$41	$15	$—	$56	$11	$(4)	$—	$7
__________
(a)ComEd excludes cash of $61 million and $66 million at June 30, 2025 and December 31, 2024, respectively, and restricted cash of $173 million and $176 million at June 30, 2025 and December 31, 2024, respectively. Additionally, ComEd includes long-term restricted cash of $49 million and $41 million at June 30, 2025 and December 31, 2024, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
excludes cash of $23 million and $19 million at June 30, 2025 and December 31, 2024, respectively. BGE excludes cash of $9 million and $33 million at June 30, 2025 and December 31, 2024, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $24 million and $111 million, respectively, at June 30, 2025 and $29 million and $103 million, respectively, at December 31, 2024 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	At June 30, 2025				At December 31, 2024
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$47	$—	$—	$47	$93	$—	$—	$93
Rabbi trust investments
Cash equivalents	95	—	—	95	92	—	—	92
Mutual funds	9	—	—	9	9	—	—	9
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	21	22	43	—	23	21	44
Rabbi trust investments subtotal	104	27	22	153	101	29	21	151
Total assets	151	27	22	200	194	29	21	244
Liabilities
Deferred compensation obligation	—	(10)	—	(10)	—	(12)	—	(12)
Total liabilities	—	(10)	—	(10)	—	(12)	—	(12)
Total net assets	$151	$17	$22	$190	$194	$17	$21	$232

	Pepco				DPL				ACE
At June 30, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$23	$—	$—	$23	$6	$—	$—	$6	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	94	—	—	94	—	—	—	—	—	—	—	—
Life insurance contracts	—	21	22	43	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	94	21	22	137	—	—	—	—	—	—	—	—
Total assets	117	21	22	160	6	—	—	6	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$117	$20	$22	$159	$6	$—	$—	$6	$—	$—	$—	$—

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
At December 31, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$21	$—	$—	$21	$3	$—	$—	$3	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	91	—	—	91	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	21	44	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	91	23	21	135	—	—	—	—	—	—	—	—
Total assets	112	23	21	156	3	—	—	3	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$112	$22	$21	$155	$3	$—	$—	$3	$—	$—	$—	$—
__________
(a)PHI excludes cash of $48 million and $70 million at June 30, 2025 and December 31, 2024, respectively, and restricted cash of $2 million and zero at June 30, 2025 and December 31, 2024. Pepco excludes cash of $21 million and $30 million at June 30, 2025 and December 31, 2024, respectively. DPL excludes cash of $8 million and $20 million at June 30, 2025 and December 31, 2024, respectively. ACE excludes cash of $15 million and $14 million at June 30, 2025 and December 31, 2024, respectively and restricted cash of $2 million and zero at June 30, 2025 and December 31, 2024, respectively

Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2025 and 2024:

	Exelon	ComEd		PHI and Pepco
Three Months Ended June 30, 2025	Total	Commodity Derivatives		Life Insurance Contracts
Balance at March 31, 2025	$(129)	$(151)		$21
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		1
Included in regulatory assets/liabilities	16	16	(b)	—
Settlements	—	—		—
Balance at June 30, 2025	$(112)	$(135)	(c)	$22
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2025	$1	$—		$1

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Exelon	ComEd		PHI and Pepco
Three Months Ended June 30, 2024	Total	Commodity Derivatives		Life Insurance Contracts
Balance at March 31, 2024	$(65)	$(108)		$41
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		2
Included in regulatory assets/liabilities	(31)	(31)	(b)	—
Settlements	(21)	—		(21)
Balance at June 30, 2024	$(116)	$(139)		$22
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2024	$2	$—		$2

	Exelon	ComEd		PHI and Pepco
Six Months Ended June 30, 2025	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2024	$(110)	$(132)		$21
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		1
Included in regulatory assets/liabilities	(3)	(3)	(b)	—
Settlements	—	—		—
Balance at June 30, 2025	$(112)	$(135)	(c)	$22
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2025	$1	$—		$1

	Exelon	ComEd		PHI and Pepco
Six Months Ended June 30, 2024	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2023	$(90)	$(133)		$41
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		2
Included in regulatory assets/liabilities	(6)	(6)	(b)	—
Settlements	(21)	—		(21)
Balance at June 30, 2024	$(116)	$(139)		$22
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2024	$2	$—		$2
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $5 million of increases in fair value and an increase for realized gains due to settlements of $11 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2025. Includes $43 million of decreases in fair value and an increase for realized gains due to settlements of $12 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2024. Includes $17 million of decreases in fair value and an increase for realized gains due to settlements of $20 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2025. Includes $30 million of decreases in fair value and an increase for realized gains due to settlements of $24 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2024.
(c)The balance of the current and noncurrent asset was effectively zero as of June 30, 2025. The balance consists of a current and noncurrent liability of $24 million and $111 million, respectively, as of June 30, 2025.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Commodity Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at June 30, 2025	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	2025 Range & Arithmetic Average				2024 Range & Arithmetic Average
Commodity derivatives	$(135)	$(132)	Discounted Cash Flow	Forward power price(a)	$28.24	-	$62.10	$40.28	$30.31	-	$59.88	$42.08
________
(a)An increase to the forward power price would increase the fair value.

11. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 18 — Commitments and Contingencies of the 2024 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at June 30, 2025:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	24	22	21	1	—
__________
(a)Remaining commitments extend through 2026 and include escrow funds, charitable contributions, and rate credits.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments at June 30, 2025, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2025	2026	2027	2028	2029	2030 and beyond
Exelon
Letters of credit(a)	$56	$28	$28	$—	$—	$—	$—
Surety bonds(b)	275	162	33	2	78	—	—
Financing trust guarantees(c)	378	—	—	—	78	—	300
Guaranteed lease residual values(d)	24	—	3	4	5	4	8
Total commercial commitments	$733	$190	$64	$6	$161	$4	$308

ComEd
Letters of credit(a)	$18	$10	$8	$—	$—	$—	$—
Surety bonds(b)	37	30	5	2	—	—	—
Financing trust guarantees(c)	200	—	—	—	—	—	200
Total commercial commitments	$255	$40	$13	$2	$—	$—	$200

PECO
Letters of credit(a)	$5	$—	$5	$—	$—	$—	$—
Surety bonds(b)	2	—	2	—	—	—	—
Financing trust guarantees(c)	178	—	—	—	78	—	100
Total commercial commitments	$185	$—	$7	$—	$78	$—	$100

BGE
Letters of credit(a)	$27	$14	$13	$—	$—	$—	$—
Surety bonds(b)	3	1	2	—	—	—	—
Total commercial commitments	$30	$15	$15	$—	$—	$—	$—

PHI
Letters of credit(a)	$4	$2	$2	$—	$—	$—	$—
Surety bonds(b)	174	77	19	—	78	—	—
Guaranteed lease residual values(d)	24	—	3	4	5	4	8
Total commercial commitments	$202	$79	$24	$4	$83	$4	$8

Pepco
Letters of credit(a)	$2	$2	$—	$—	$—	$—	$—
Surety bonds(b)	162	71	13	—	78	—	—
Guaranteed lease residual values(d)	8	—	1	1	2	1	3
Total commercial commitments	$172	$73	$14	$1	$80	$1	$3

DPL
Letters of credit(a)	$1	$—	$1	$—	$—	$—	$—
Surety bonds(b)	7	3	4	—	—	—	—
Guaranteed lease residual values(d)	9	—	1	2	2	2	2
Total commercial commitments	$17	$3	$6	$2	$2	$2	$2

ACE
Letters of credit(a)	$1	$—	$1	$—	$—	$—	$—
Surety bonds(b)	5	3	2	—	—	—	—
Guaranteed lease residual values(d)	7	—	1	1	1	1	3
Total commercial commitments	$13	$3	$4	$1	$1	$1	$3

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
(c)Reflects guarantee of ComEd and PECO securities held by ComEd Financing III, PECO Trust III, and PECO Trust IV.
(d)Represents the maximum potential obligation in the event the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 9 years. The maximum potential obligation at the end of the minimum lease term would be $55 million guaranteed by Exelon and PHI, of which $17 million, $21 million, and $17 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
At June 30, 2025 and December 31, 2024, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	June 30, 2025		December 31, 2024
	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation
Exelon	$382	$317	$403	$322
ComEd	280	280	285	284
PECO	29	27	29	28
BGE	14	10	13	10
PHI	58	—	75	—
Pepco	56	—	73	—
DPL	1	—	1	—
ACE	1	—	1	—
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
In addition to the activities associated with the remedial process outlined above, CERCLA separately requires federal and state (here including Washington, D.C.) Natural Resource Trustees (federal or state agencies designated by the President or the relevant state, respectively, or Indian tribes) to conduct an assessment of any damages to natural resources within their jurisdiction as a result of the contamination that is being remediated. The Trustees can seek compensation from responsible parties for such damages, including restoration costs. During the second quarter of 2018, Pepco became aware that the Trustees are in the beginning stages of a NRD assessment, a process that often takes many years beyond the remedial decision to complete. Pepco has concluded that a loss associated with the eventual NRD assessment is reasonably possible. Due to the early stage of the NRD process, Pepco cannot reasonably estimate the final range of loss potentially resulting from this process. Pepco has become aware, however, that the District is pursuing claims against other parties. Specifically, in January 2025, D.C. OAG filed a lawsuit against the United States seeking to declare the United States liable under CERCLA and the District of Columbia’s Brownfield Revitalization Act of 2000 and to recover the District’s response costs associated with its investigation and remediation of Anacostia River sediment contamination and for future NRDs. Pepco, the United States, and the District of Columbia have entered mediation discussions to resolve their respective claims against one another under CERCLA and the Brownfield Revitalization Act with respect to the river. The court has put the case on hold pending the outcome of the mediation.
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
Buzzard Point Site (Exelon, PHI, and Pepco). On December 8, 2022, Pepco received a letter from the D.C. OAG, alleging wholly past violations of the District's stormwater discharge and waste disposal requirements related to operations at the Buzzard Point facility, a 9-acre parcel of waterfront property in Washington, D.C. occupied by an active substation and former steam plant building. The letter also alleged wholly past violations

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
by Pepco of stormwater discharge requirements related to its district-wide system of underground vaults. Pepco entered into a Consent Order with the District of Columbia to resolve the alleged violations without any admission of liability. The Consent Order requires Pepco to pay a civil penalty of $10 million. In addition, Pepco has agreed to assess the environmental conditions at its Buzzard Point facility and conduct any remedial actions deemed necessary as a result of the assessment, and also to assess potential environmental impacts associated with the operation of its underground vaults. The Superior Court for the District of Columbia signed and entered the Consent Order, and it became effective on February 2, 2024. Pepco is proceeding through the multi-step environmental investigation and response as outlined in the consent order. Pepco submitted a vault system report and a revised report addressing the DOEE's comments in May 2025. Exelon, PHI, and Pepco have accrued a liability for the projected costs for the required environmental assessments and remediation. In January 2025, Pepco paid the last installment of the civil penalty. Pepco has concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
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
Subsequent to Exelon announcing the receipt of the USAO subpoenas, various lawsuits were filed related to the subject of the subpoenas and the conduct described in the DPA. Several putative class actions were brought in federal and state court by ComEd customers. These actions were dismissed prior to discovery or trial and those dismissals were affirmed on appeal. A putative class action alleging misrepresentations and omissions in Exelon's SEC filings related to ComEd's lobbying activities and the related investigations was also brought in federal court against Exelon and ComEd, which was subsequently settled.
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
On February 18, 2025, the Maryland Attorney General, on behalf of the Maryland Comptroller, filed a petition with the Maryland Supreme Court requesting review of the Appellate Court of Maryland’s ruling. On April 24, 2025, the Maryland Supreme Court granted the petition to review the ruling.
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
12. Shareholders' Equity (Exelon)
At-the-Market Programs
On August 4, 2022, Exelon executed an equity distribution agreement (“2022 Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $1 billion through August 3, 2025. On May 2, 2025, Exelon executed an additional equity distribution agreement ("2025 Equity Distribution Agreement" and, together with the August 4, 2022 Equity Distribution Agreement, "Equity Distribution Agreements"), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $2.5 billion through May 2, 2028. The 2025 Equity Distribution Agreement replaced the 2022 Equity Distribution Agreement. Exelon has no obligation to offer or sell any shares of Common stock under the 2025 Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the 2025 Equity Distribution Agreement.
During the first quarter of 2025, Exelon issued approximately 4.0 million shares of Common stock at an average net price of $42.98 per share. The net proceeds from the issuance were $173 million, which were used for general corporate purposes.
In addition, in the first quarter of 2025, Exelon entered into forward sale agreements for 5.7 million shares of Common stock, at a weighted-average net forward price of $43.24 per share. The forward sale agreements require Exelon to, at its election prior to December 15, 2025, either (i) physically settle the transactions by issuing

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Shareholders' Equity
shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements.
In the second quarter of 2025, Exelon entered into forward sale agreements for 6.2 million shares, and 3.6 million shares of Common stock, at a weighted-average net forward price of $43.51, and $43.17 per share, respectively. The forward sale agreements require Exelon to, at its election prior to December 15, 2025 and November 16, 2026, respectively, either (i) physically settle the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements.
No amounts have been or will be recorded on Exelon's balance sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the six months ended June 30, 2025, approximately 15.4 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.
Inclusive of the impact of the forward sale agreements, $2.1 billion of Common stock remained available for sale pursuant to the ATM program as of June 30, 2025.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Changes in Accumulated Other Comprehensive Income
13. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following table presents changes in Exelon's AOCI, net of tax, by component:

Three Months Ended June 30, 2025	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at March 31, 2025	$37	$(755)	$(718)
OCI before reclassifications	(4)	1	(3)
Amounts reclassified from AOCI	(2)	5	3
Net current-period OCI	(6)	6	—
Balance at June 30, 2025	$31	$(749)	$(718)

Three Months Ended June 30, 2024	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at March 31, 2024	$30	$(742)	$(712)
OCI before reclassifications	(2)	(2)	(4)
Amounts reclassified from AOCI	(1)	5	4
Net current-period OCI	(3)	3	—
Balance at June 30, 2024	$27	$(739)	$(712)

Six Months Ended June 30, 2025	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2024	$45	$(765)	$(720)
OCI before reclassifications	(11)	5	(6)
Amounts reclassified from AOCI	(3)	11	8
Net current-period OCI	$(14)	$16	$2
Balance at June 30, 2025	$31	$(749)	$(718)

Six Months Ended June 30, 2024	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2023	$(3)	$(723)	$(726)
OCI before reclassifications	32	(26)	6
Amounts reclassified from AOCI	(2)	10	8
Net current-period OCI	$30	$(16)	$14
Balance at June 30, 2024	$27	$(739)	$(712)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. See Note 14 — Retirement Benefits and Note 7 — Retirement Benefits of the 2024 Form 10-K for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Changes in Accumulated Other Comprehensive Income
The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	$(2)	$(2)	$(4)	$(4)
Pension and non-pension postretirement benefit plans valuation adjustments	—	—	(2)	8
Unrealized gains on cash flow hedges	—	—	2	(10)
14. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2025
Utility taxes(a)	$247	$79	$47	$33	$88	$80	$7	$1
Property	111	8	4	57	40	27	12	1
Payroll	34	9	5	5	8	2	1	1

Three Months Ended June 30, 2024
Utility taxes(a)	$226	$73	$42	$31	$80	$72	$6	$—
Property	107	10	5	53	39	26	12	1
Payroll	33	9	4	5	7	2	1	1

Six Months Ended June 30, 2025
Utility taxes(a)	$496	$159	$98	$58	$181	$164	$15	$2
Property	222	18	9	114	80	55	24	1
Payroll	67	16	9	10	15	3	2	2

Six Months Ended June 30, 2024
Utility taxes(a)	$447	$148	$83	$54	$162	$146	$14	$2
Property	212	18	9	107	78	53	23	1
Payroll	67	18	9	9	14	4	2	2
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2025
AFUDC — Equity	$43	$14	$10	$9	$10	$8	$1	$1
Non-service net periodic benefit cost	(13)	—	—	—	—	—	—	—

Three Months Ended June 30, 2024
AFUDC — Equity	$38	$9	$8	$6	$15	$12	$3	$—
Non-service net periodic benefit cost	(11)	—	—	—	—	—	—	—

Six Months Ended June 30, 2025
AFUDC — Equity	$81	$26	$17	$18	$20	$15	$3	$2
Non-service net periodic benefit cost	(26)	—	—	—	—	—	—	—

Six Months Ended June 30, 2024
AFUDC — Equity	$78	$19	$16	$13	$30	$23	$6	$1
Non-service net periodic benefit cost	(17)	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization, and accretion
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2025
Property, plant, and equipment(a)	$1,506	$608	$219	$249	$402	$177	$113	$111
Amortization of regulatory assets and liabilities, net(a)	296	159	2	69	65	35	13	16
Amortization of intangible assets, net(a)	3	—	—	—	—	—	—	—
ARO accretion(b)	1	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$1,806	$767	$221	$318	$467	$212	$126	$127

Six Months Ended June 30, 2024
Property, plant, and equipment(a)	$1,436	$573	$203	$247	$383	$164	$107	$105
Amortization of regulatory assets and liabilities, net(a)	333	164	7	65	97	41	15	41
Amortization of intangible assets, net(a)	4	—	—	—	—	—	—	—
ARO accretion(b)	1	—	—	—	1	—	—	—
Total depreciation and amortization	$1,774	$737	$210	$312	$481	$205	$122	$146
__________
(a)Included in Depreciation and amortization expense in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating and maintenance expense in Exelon's Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2025
Pension and OPEB costs	$136	$42	$3	$30	$49	$18	$8	$6
Allowance for credit losses	137	23	50	17	47	19	11	17
True-up adjustments to decoupling mechanisms and formula rates(a)	397	319	8	43	27	14	5	8
Amortization of operating ROU asset	16	—	—	4	9	2	3	1
AFUDC — Equity	(81)	(26)	(17)	(18)	(20)	(15)	(3)	(2)

Six Months Ended June 30, 2024
Pension and OPEB costs	$120	$36	$—	$31	$46	$16	$7	$7
Allowance for credit losses	93	8	47	11	27	16	3	7
True-up adjustments to decoupling mechanisms and formula rates(a)	(15)	24	2	(19)	(22)	(37)	4	11
Amortization of operating ROU asset	19	—	—	3	13	3	3	2
AFUDC — Equity	(78)	(19)	(16)	(13)	(30)	(23)	(6)	(1)
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Cash, cash equivalents, and restricted cash
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2025
Cash and cash equivalents	$724	$387	$25	$236	$67	$22	$9	$15
Restricted cash and cash equivalents	478	411	—	5	30	22	5	2
Restricted cash included in Other deferred debits and other assets	49	49	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,251	$847	$25	$241	$97	$44	$14	$17

Balance at December 31, 2024
Cash and cash equivalents	$357	$105	$48	$33	$139	$30	$21	$14
Restricted cash and cash equivalents	541	486	—	1	24	21	2	—
Restricted cash included in Other deferred debits and other assets	41	41	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$939	$632	$48	$34	$163	$51	$23	$14

Balance at June 30, 2024
Cash and cash equivalents	$934	$326	$19	$428	$119	$19	$50	$15
Restricted cash and cash equivalents	530	446	9	—	22	21	1	—
Restricted cash included in Other deferred debits and other assets	71	71	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,535	$843	$28	$428	$141	$40	$51	$15

Balance at December 31, 2023
Cash and cash equivalents	$445	$110	$42	$47	$180	$48	$16	$21
Restricted cash and cash equivalents	482	402	9	1	24	24	—	—
Restricted cash included in Other deferred debits and other assets	174	174	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,101	$686	$51	$48	$204	$72	$16	$21
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2024 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2025
Compensation-related accruals(a)	$504	$138	$77	$70	$96	$29	$19	$13
Taxes accrued	193	90	4	29	84	64	9	9
Interest accrued	530	156	60	56	91	48	18	20

Balance at December 31, 2024
Compensation-related accruals(a)	$679	$197	$87	$88	$132	$38	$26	$18
Taxes accrued	217	96	13	34	110	92	11	11
Interest accrued	468	150	60	50	83	44	16	18
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

The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Exelon
BSC					$162	$159	$323	$317
PHISCO					29	29	53	58
ComEd
BSC	$100	$104	$200	$204	61	63	124	134
PECO
BSC	61	61	120	119	28	29	54	58
BGE
BSC	63	62	125	121	32	25	65	49
PHI
BSC	49	49	100	99	41	42	80	76
PHISCO	—	—	—	—	29	29	53	58
Pepco
BSC	32	32	63	63	17	18	34	35
PHISCO	32	33	62	66	12	12	23	24
DPL
BSC	20	20	40	39	12	13	24	25
PHISCO	26	26	50	51	9	8	16	17
ACE
BSC	16	16	32	32	9	10	18	15
PHISCO	24	25	47	48	8	9	14	17

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

Current Receivables from/Payables to Affiliates
The following tables present current Receivables from affiliates and current Payables to affiliates:
June 30, 2025

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$61	$—	$5	$66
PECO	$8		—	—	—	—	35	—	2	45
BGE	—	—		—	—	—	35	—	1	36
PHI	—	—	—	—	—	—	5	—	11	16
Pepco	—	—	—		—	—	18	16	—	34
DPL	—	—	—	—		—	11	12	1	24
ACE	—	—	—	1	—		9	11	—	21
Other	4	—	—	—	1	10	1	—		16
Total	$12	$—	$—	$1	$1	$10	$175	$39	$20	$258
December 31, 2024

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$67	$—	$10	$77
PECO	$—		—	—	—	—	37	—	4	41
BGE	—	—		—	—	—	47	—	1	48
PHI	—	—	—	—	—	—	7	1	10	18
Pepco	—	—	—		—	—	21	15	1	37
DPL	—	—	—	—		—	14	11	1	26
ACE	—	—	—	—	—		11	10	1	22
Other	4	—	—	1	—	7	—	—		12
Total	$4	$—	$—	$1	$—	$7	$204	$37	$28	$281
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
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	June 30, 2025			December 31, 2024
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$206	$—	$206	$206	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$206	$184	$390	$206	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders by Registrant for the three and six months ended June 30, 2025 compared to the same period in 2024. For additional information regarding the financial results for the three and six months ended June 30, 2025 and 2024, see the discussions of Results of Operations by Registrant.

	Three Months Ended June 30,		(Unfavorable) Favorable Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Exelon	$391	$448	$(57)	$1,300	$1,106	$194
ComEd	228	270	(42)	530	463	67
PECO	136	90	46	402	239	163
BGE	55	44	11	315	308	7
PHI	143	158	(15)	337	326	11
Pepco	84	108	(24)	181	183	(2)
DPL	39	34	5	108	101	7
ACE	24	21	3	56	50	6
Other(a)	(171)	(114)	(57)	(284)	(230)	(54)
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024. Net income attributable to common shareholders decreased by $57 million and diluted earnings per average common share decreased to $0.39 in 2025 from $0.45 in 2024 primarily due to:
•Timing of distribution earnings at ComEd;
•Customer Relief Fund contribution at Exelon Corporate;

•Higher storm costs at PECO;
•Lower impacts of the Maryland multi-year plan reconciliations at PHI;
•Higher interest expense at PHI and Exelon Corporate; and
•Lower transmission peak load due to lower energy demand at ComEd.
The decreases were partially offset by:
•Favorable impacts of rate increases at ComEd, PECO, BGE and PHI; and
•Higher return on regulatory assets at ComEd.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Net income attributable to common shareholders increased by $194 million and diluted earnings per average common share increased to $1.29 in 2025 from $1.10 in 2024 primarily due to:
•Favorable impacts of rate increases at ComEd, PECO, BGE and PHI;
•Timing of distribution earnings at ComEd;
•Less unfavorable weather at PECO;
•Timing of income tax expenses at PECO; and
•Higher return on regulatory assets at ComEd.
The increases were partially offset by:
•Higher interest expense at PECO, BGE, PHI, and Exelon Corporate;
•Customer Relief Fund contribution at Exelon Corporate;
•Higher storm costs at PECO;
•Lower transmission peak load due to lower energy demand at ComEd;
•Lower impacts of the Maryland multi-year plan reconciliations at PHI; and
•Higher credit loss expense at PHI.
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

The following table provides a reconciliation between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2025 compared to the same period in 2024:

	Three Months Ended June 30,
	2025		2024
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$391	$0.39	$448	$0.45
Change in environmental liabilities (net of taxes of $0)	—	—	(1)	—
Change in FERC audit liability (net of taxes of $5)	—	—	15	0.01
Cost management charge (net of taxes of $3)(a)	—	—	9	0.01
Income tax-related adjustments (entire amount represents tax expense)(b)	1	—	—	—
Adjusted (non-GAAP) operating earnings	$392	$0.39	$472	$0.47

	Six Months Ended June 30,
	2025		2024
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$1,300	$1.29	$1,106	$1.10
Change in environmental liabilities (net of taxes of $0)	—	—	(1)	—
Change in FERC audit liability (net of taxes of $1 and $13, respectively)	2	—	42	0.04
Cost management charge (net of taxes of $0 and $3, respectively)(a)	(1)	—	9	0.01
Income tax-related adjustments (entire amount represents tax expense)(b)	1	—	—	—
Regulatory matters (net of taxes of $7)(c)	22	0.02	—	—
Adjusted (non-GAAP) operating earnings	$1,324	$1.31	$1,156	$1.16
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

(a)Primarily represents severance and reorganization costs related to cost management.
(b)Reflects the adjustment to state deferred income taxes due to changes in forecasted apportionment.
(c)Represents the probable disallowance of certain capitalized costs.
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

Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$1,045	8.905%	December 19, 2024	January 1, 2024
	April 26, 2024 (amended on September 11, 2024)	Electric	$624	$623	9.89%	October 31, 2024	January 1, 2025
PECO - Pennsylvania	March 28, 2024	Electric	$464	$354	N/A	December 12, 2024	January 1, 2025
		Natural Gas	$111	$78
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	$123	9.50%	November 26, 2024	January 1, 2025
Pepco - Maryland	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
DPL - Delaware	September 20, 2024 (amended May 30, 2025)	Natural Gas	$40	10.65%	First quarter of 2026
ACE - New Jersey	November 21, 2024	Electric	109	10.70%	Fourth quarter of 2025
Transmission Formula Rates
For 2025, the following total increases/(decreases) were included in the Utility Registrant's electric transmission formula rate updates. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase (Decrease)	Annual Reconciliation Increase (Decrease)	Total Revenue Requirement Increase (Decrease)	Allowed Return on Rate Base	Allowed ROE
ComEd	$78	$49	$127	8.13%	11.50%
PECO	$9	$13	$22	7.54%	10.35%
BGE	$21	$21	$35	7.53%	10.50%
Pepco	$35	$16	$51	7.71%	10.50%
DPL	$32	$(9)	$23	7.48%	10.50%
ACE	$(11)	$(46)	$(57)	7.16%	10.50%
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
Next Generation Energy Act (Exelon, BGE, PHI, Pepco, and DPL)
On May 20, 2025, the Governor of Maryland signed into law legislation that addresses several matters pertaining to electric and gas utilities, including affirming that the MDPSC may approve the use of multi-year rate plans that demonstrate customer benefits, among other things. It also prohibits utilities from filing after January 1, 2025, for the reconciliation of actuals costs and revenues to amounts approved within the multi-year plans. As of June 30, 2025, BGE derecognized Regulatory assets of $10 million and Regulatory liabilities of $3 million for multi-year plan reconciliations that will no longer be filed. DPL has derecognized Regulatory liabilities of $0.4 million for multi-year reconciliations yet to be filed. Multi-year plan reconciliations filed prior to January 1, 2025, remain lawful and will be resolved in their respective proceedings.
Summer Rate Mitigation (Exelon and ACE)
In response to significant increases in electric supply costs, on April 23, 2025, the NJBPU issued an order directing the State's electric public utilities to file petitions proposing distribution side measures to mitigate residential customer bill impacts during summer months. As a result, on June 18, 2025, the NJBPU approved a stipulation of settlement for ACE to issue a bill credit of $30 per residential customer for the months of July and August 2025, which will be deferred to a Regulatory asset. The amounts will subsequently be collected from September 2025 through February 2026 at a flat rate of $10 per residential customer. The bill credit and subsequent collections will not be subject to carrying costs.
One Big Beautiful Bill Act (All Registrants)

On July 4, 2025, the OBBBA was signed into law. The bill permanently extends expiring tax benefits of the TCJA and provides additional tax relief for individuals and businesses while accelerating the phase-out and curtailment for renewable energy tax credits enacted by the IRA. The tax law changes enacted as part of OBBBA will not have a direct material impact on the Registrants’ financial statements.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of June 30, 2025, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2024. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2024 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended June 30,		(Unfavorable) Favorable Variance	Six Months Ended June 30,		(Unfavorable) Favorable Variance
	2025	2024		2025	2024
Operating revenues	$1,836	$2,079	$(243)	$3,901	$4,174	$(273)
Operating expenses
Purchased power	550	763	213	1,239	1,670	431
Operating and maintenance	422	449	27	845	867	22
Depreciation and amortization	387	374	(13)	767	737	(30)
Taxes other than income taxes	97	94	(3)	196	188	(8)
Total operating expenses	1,456	1,680	224	3,047	3,462	415
Gain on sales of assets	—	5	(5)	—	5	(5)
Operating income	380	404	(24)	854	717	137
Other income and (deductions)
Interest expense, net	(131)	(123)	(8)	(260)	(246)	(14)
Other, net	31	20	11	53	41	12
Total other income and (deductions)	(100)	(103)	3	(207)	(205)	(2)
Income before income taxes	280	301	(21)	647	512	135
Income taxes	52	31	(21)	117	49	(68)
Net income	$228	$270	$(42)	$530	$463	$67
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024. Net Income decreased by $42 million as compared to the same period in 2024 primarily due to timing of distribution earnings and lower transmission peak load. These were partially offset by higher distribution and transmission rate base and higher return on regulatory assets primarily due to an increase in asset balances.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Net income increased by $67 million as compared to the same period in 2024, primarily due to timing of distribution earnings, higher distribution and transmission rate base, and higher return on regulatory assets primarily due to an increase in asset balances. These were partially offset by lower transmission peak load.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(Decrease) Increase	Increase (Decrease)
Distribution	$(15)	$114
Transmission	(40)	(18)
Energy efficiency	7	16
Other	4	13
	(44)	125
Regulatory required programs	(199)	(398)
Total decrease	$(243)	$(273)
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms.
Distribution Revenue. Starting in 2024, distribution revenues are under a MRP. The MRP requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred. Electric distribution revenue varies from year to year based upon fluctuations in the

ComEd
underlying costs (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenues decreased for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to differences in the timing of distribution earnings, offset by higher rate base and higher return on regulatory assets. Electric distribution revenues increased for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to higher fully recoverable costs, differences in the timing of distribution earnings, higher rate base, and higher return on regulatory assets.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak load, which is updated annually in January based on the prior calendar year. Transmission revenues decreased for the three and six months ended June 30, 2025 as compared to the same period in 2024, primarily due to lower transmission peak load, partially offset by higher fully recoverable costs and the impacts of higher rate base.
Energy Efficiency Revenue. Energy efficiency revenues are under a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred in a given year. Energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenues increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenues increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, which primarily reflects increased mutual assistance revenues associated with storm restoration efforts.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The decrease in Purchased power expense of $213 million and $431 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 is offset in Operating revenues as part of regulatory required programs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	(Decrease) Increase
Labor, other benefits, contracting, and materials	$10	$(17)
Storm-related costs	3	(3)
BSC costs	(4)	(3)
Pension and non-pension postretirement benefits expense	1	3
Other(a)	(82)	(42)
	(72)	(62)
Regulatory required programs(b)	45	40
Total decrease	$(27)	$(22)
__________
(a)Primarily reflects the reclassification and increase of the FERC audit liability during the three and six months ended June 30, 2024 as well as a decrease in credit loss expense. See Note 2 - Regulatory Matters for additional information regarding the FERC audit liability.
(b)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$16	$34
Regulatory asset amortization	(3)	(4)
Total increase	$13	$30
__________
(a)Reflects ongoing capital expenditures.
Interest expense, net increased $8 million and $14 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to an increase in outstanding debt.
Effective income tax rates were 18.6% and 10.3% for the three months ended June 30, 2025 and 2024, respectively, and 18.1% and 9.6% for the six months ended June 30, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Operating revenues	$1,000	$891	$109	$2,333	$1,945	$388
Operating expenses
Purchased power and fuel	339	323	(16)	841	727	(114)
Operating and maintenance	305	270	(35)	631	563	(68)
Depreciation and amortization	112	107	(5)	221	210	(11)
Taxes other than income taxes	54	52	(2)	115	103	(12)
Total operating expenses	810	752	(58)	1,808	1,603	(205)
Gain on sales of assets	—	2	(2)	—	4	(4)
Operating income	190	141	49	525	346	179
Other income and (deductions)
Interest expense, net	(60)	(57)	(3)	(124)	(112)	(12)
Other, net	10	9	1	18	18	—
Total other income and (deductions)	(50)	(48)	(2)	(106)	(94)	(12)
Income before income taxes	140	93	47	419	252	167
Income taxes	4	3	(1)	17	13	(4)
Net income	$136	$90	$46	$402	$239	$163
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024. Net income increased by $46 million, due to an increase in revenue as a result of an increase in electric and gas distribution rates, offset by an increase in storm costs.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Net income increased by $163 million, due to an increase in revenue as a result of an increase in electric and gas distribution rates coupled with less unfavorable weather relative to the same period last year, partially offset by an increase in interest expense and storm costs, net of tax repairs deduction.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	(Decrease) Increase			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(6)	$(2)	$(8)	$17	$19	$36
Volume	(18)	3	(15)	(7)	5	(2)
Pricing	94	15	109	165	54	219
Transmission	3	—	3	(3)	—	(3)
Other	4	1	5	10	4	14
	77	17	94	182	82	264
Regulatory required programs	6	9	15	76	48	124
Total increase	$83	$26	$109	$258	$130	$388
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended June 30, 2025 compared to the same period in 2024, Operating revenues related to weather decreased due to unfavorable weather in PECO's service territory. During the six months ended June 30, 2025 compared to the same period in 2024, Operating revenues related to weather increased due to less unfavorable weather conditions in PECO's service territory.

PECO
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three and six months ended June 30, 2025 compared to the same period in 2024 and normal weather consisted of the following:

	Three Months Ended June 30,			% Change
PECO Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	333	351	419	(5.1)%	(20.5)%
Cooling Degree-Days	425	537	386	(20.9)%	10.1%
	Six Months Ended June 30,			% Change
	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	2,684	2,440	2,807	10.0%	(4.4)%
Cooling Degree-Days	426	537	387	(20.7)%	10.1%
Volume. Electric volume, exclusive of the effects of weather, for the three months ended June 30, 2025 compared to the same period in 2024, decreased due to customer load. Electric volume, exclusive of the effects of weather, for the six months ended June 30, 2025 compared to the same period in 2024, remained relatively consistent. Natural gas volume for the three and six months ended June 30, 2025 compared to the same period in 2024, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2025	2024			2025	2024
Residential	3,030	3,296	(8.1)%	(6.3)%	6,889	6,751	2.0%	(1.1)%
Small commercial & industrial	1,832	1,856	(1.3)%	(3.0)%	3,778	3,747	0.8%	(1.9)%
Large commercial & industrial	3,314	3,408	(2.8)%	(1.5)%	6,739	6,763	(0.4)%	(1.0)%
Public authorities & electric railroads	163	135	20.7%	20.8%	352	314	12.1%	12.1%
Total electric retail deliveries(a)	8,339	8,695	(4.1)%	(3.3)%	17,758	17,575	1.0%	(1.0)%

	At June 30,
Number of Electric Customers	2025	2024
Residential	1,538,280	1,533,909
Small commercial & industrial	154,977	156,036
Large commercial & industrial	3,155	3,162
Public authorities & electric railroads	10,343	10,712
Total	1,706,755	1,703,819
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

PECO

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2025	2024			2025	2024
Residential	4,571	4,525	1.0%	4.3%	26,405	23,420	12.7%	0.5%
Small commercial & industrial	3,398	3,321	2.3%	5.7%	13,803	12,809	7.8%	(0.3)%
Large commercial & industrial	2	—	N/A	(2.3)%	14	16	(12.5)%	(1.0)%
Transportation	5,436	5,117	6.2%	2.4%	12,678	12,016	5.5%	1.6%
Total natural gas retail deliveries(a)	13,407	12,963	3.4%	3.9%	52,900	48,261	9.6%	0.5%

	At June 30,
Number of Natural Gas Customers	2025	2024
Residential	509,671	506,193
Small commercial & industrial	44,646	44,697
Large commercial & industrial	7	7
Transportation	623	644
Total	554,947	551,541
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three and six months ended June 30, 2025 compared to the same period in 2024 increased primarily due to an increase in electric and gas distribution rates charged to customers.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue for the three and six months ended June 30, 2025 compared to the same period in 2024 remained relatively consistent.
Other revenue primarily includes revenue related to late payment charges. Other revenue for the three and six months ended June 30, 2025 compared to the same period in 2024 increased primarily due to revenue related to late payment charges.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $16 million and increase of $114 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024, in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.

PECO
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	Increase (Decrease)
Storm-related costs	$37	$33
Labor, other benefits, contracting and materials	8	16
Credit loss expense	(13)	5
Pension and non-pension postretirement benefit expense	1	2
BSC costs	—	1
Other	2	(1)
	35	56
Regulatory required programs	—	12
Total increase	$35	$68
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$8	$16
Regulatory asset amortization	(3)	(5)
Total increase	$5	$11
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased by $2 million and $12 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024, primarily due to higher Pennsylvania gross receipts tax.
Interest expense, net increased $3 million and increased $12 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024, primarily due to an increase in interest rates and higher outstanding debt.
Effective income tax rates were 2.9% and 3.2% for the three months ended June 30, 2025 and 2024, respectively, 4.1% and 5.2% for the six months ended June 30, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Operating revenues	$1,029	$928	$101	$2,583	$2,225	$358
Operating expenses
Purchased power and fuel	406	343	(63)	1,016	807	(209)
Operating and maintenance	264	250	(14)	568	514	(54)
Depreciation and amortization	154	162	8	318	312	(6)
Taxes other than income taxes	85	80	(5)	181	169	(12)
Total operating expenses	909	835	(74)	2,083	1,802	(281)
Operating income	120	93	27	500	423	77
Other income and (deductions)
Interest expense, net	(61)	(53)	(8)	(120)	(103)	(17)
Other, net	11	8	3	20	16	4
Total other income and (deductions)	(50)	(45)	(5)	(100)	(87)	(13)
Income before income taxes	70	48	22	400	336	64
Income taxes	15	4	(11)	85	28	(57)
Net income	$55	$44	$11	$315	$308	$7
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024. Net income increased $11 million primarily due to favorable electric and gas distribution rates, partially offset by the derecognition of regulatory assets and liabilities for multi-year plan reconciliations that will no longer be filed as a result of the Next Generation Energy Act. See Note 2 — Regulatory Matters for additional information regarding the Next Generation Energy Act.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Net Income increased $7 million primarily due to favorable electric and gas distribution rates, partially offset by an increase in various operating expenses, an increase in interest expense, and the derecognition of regulatory assets and liabilities for multi-year plan reconciliations that will no longer be filed as a result of the Next Generation Energy Act. See Note 2 — Regulatory Matters for additional information regarding the Next Generation Energy Act.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Increase			Increase
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$15	$11	$26	$48	$55	$103
Transmission	4	—	4	11	—	11
Other	5	1	6	8	—	8
	24	12	36	67	55	122
Regulatory required programs	43	22	65	130	106	236
Total increase	$67	$34	$101	$197	$161	$358
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

BGE

	At June 30,
Number of Electric Customers	2025	2024
Residential	1,219,904	1,212,331
Small commercial & industrial	115,316	115,384
Large commercial & industrial	13,345	13,156
Public authorities & electric railroads	257	260
Total	1,348,822	1,341,131

	At June 30,
Number of Natural Gas Customers	2025	2024
Residential	660,049	656,690
Small commercial & industrial	37,806	37,859
Large commercial & industrial	6,387	6,340
Total	704,242	700,889
Distribution Revenue increased for the three and six months ended June 30, 2025, compared to the same period in 2024, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2025, compared to the same period in 2024, primarily due to increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other Revenue increased for the three and six months ended June 30, 2025 as compared to the same period in 2024, primarily driven by increases in service application fees.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $63 million and $209 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, and materials	4	16
Credit loss expense	3	6
BSC costs	1	4
Pension and non-pension postretirement benefits expense	—	1
Storm-related costs	(2)	(7)
Other(a)	9	12
	15	32
Regulatory required programs(b)	(1)	22
Total increase	$14	$54
__________
(a)Reflects the derecognition of regulatory assets for multi-year plan reconciliations that will no longer be filed as a result of the Next Generation Energy Act. See Note 2 — Regulatory Matters for additional information regarding the Next Generation Energy Act.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters for additional information.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization	$—	$3
Regulatory required programs(a)	6	11
Regulatory asset amortization	(14)	(8)
Total (decrease) increase	$(8)	$6
__________
(a)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters for additional information.

Interest expense, net increased $8 million and $17 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024, primarily due to the issuance of debt in the second quarter of 2025.
Taxes other than income taxes increased $5 million and $12 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024, primarily due to increased property taxes.
Effective income tax rates were 21.4% and 8.3% for the three months ended June 30, 2025 and 2024, respectively, and 21.3% and 8.3% for the six months ended June 30, 2025 and 2024. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three and six months ended June 30, 2025 compared to the same period in 2024. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended June 30,		(Unfavorable) Favorable Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
PHI	$143	$158	$(15)	$337	$326	$11
Pepco	84	108	(24)	181	183	(2)
DPL	39	34	5	108	101	7
ACE	24	21	3	56	50	6
Other(a)	(4)	(5)	1	(8)	(8)	—
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024. Net Income decreased by $15 million primarily due to the lower impacts of the Maryland multi-year plan reconciliations, increase in interest expense and credit loss expense, depreciation expense, and storm costs at Pepco, partially offset by favorable distribution rates at Pepco, higher DPL Delaware electric DISC rates, and higher transmission rates.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Net Income increased by $11 million primarily due to favorable distribution rates at Pepco, higher DPL Delaware electric and gas DISC rates, higher transmission rates, favorable weather conditions at DPL, partially offset by the lower impacts of the Maryland multi-year plan reconciliations, increase in interest expense, depreciation expense and storm costs at Pepco, and credit loss expense at DPL.

Pepco

Results of Operations — Pepco

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Operating revenues	$776	$700	$76	$1,635	$1,459	$176
Operating expenses
Purchased power	256	234	(22)	574	514	(60)
Operating and maintenance	155	102	(53)	313	252	(61)
Depreciation and amortization	107	98	(9)	212	205	(7)
Taxes other than income taxes	109	100	(9)	222	203	(19)
Total operating expenses	627	534	(93)	1,321	1,174	(147)
Loss on sale of assets	2	—	2	1	—	1
Operating income	151	166	(15)	315	285	30
Other income and (deductions)
Interest expense, net	(54)	(46)	(8)	(106)	(92)	(14)
Other, net	9	16	(7)	20	32	(12)
Total other income and (deductions)	(45)	(30)	(15)	(86)	(60)	(26)
Income before income taxes	106	136	(30)	229	225	4
Income taxes	22	28	6	48	42	(6)
Net income	$84	$108	$(24)	$181	$183	$(2)
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024. Net Income decreased by $24 million primarily due to lower impacts of the Maryland multi-year plans reconciliations, an increase in credit loss expense, interest expense, depreciation expense, and storm costs partially offset by favorable distribution rates and higher transmission rates.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Net Income decreased by $2 million primarily due to the lower impacts of the Maryland multi-year plans reconciliations, an increase in interest expense, depreciation expense, and storm costs partially offset by favorable distribution rates and higher transmission rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	Increase (Decrease)
Distribution	$37	$82
Transmission	5	10
Other	(1)	(3)
	41	89
Regulatory required programs	35	87
Total increase	$76	$176
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

Pepco

	At June 30,
Number of Electric Customers in Maryland	2025	2024
Residential	558,254	553,059
Small commercial & industrial	30,512	30,674
Large commercial & industrial	19,064	18,982
Public authorities & electric railroads	177	179
Total	608,007	602,894
Distribution Revenue increased for the three and six months ended June 30, 2025 compared to the same period in 2024 primarily due to favorable impacts of the Maryland and District of Columbia multi-year plans and customer growth in Maryland.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2025, compared to the same period in 2024, primarily due to increases in underlying costs and capital investments.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $22 million and $60 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

Pepco

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	Increase (Decrease)
Maryland multi-year plan reconciliations(a)	25	25
Credit loss expense	8	3
Storm-related costs	3	4
Labor, other benefits, contracting, and materials	2	(5)
BSC and PHISCO costs	(2)	(3)
Other(b)	12	16
	48	40

Regulatory required programs(c)	5	21
Total increase	$53	$61
_________
(a)See Note 2 — for additional information on multi-year plan reconciliations.
(b)Primarily relates to a revenue deferral mechanism approved by the MDPSC in 2024.
(c)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters for additional information.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$6	$13
Regulatory asset amortization	1	2
Regulatory required programs(b)	2	(8)
Total increase	$9	$7
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters additional information.
Taxes other than income taxes increased $9 million and $19 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024, primarily due to increases in utility taxes, which are offset in revenues, and property taxes.
Interest expense, net increased $8 million and $14 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to an increase in interest rates and the issuance of debt in 2024 and 2025.
Other, net decreased $7 million and $12 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to lower AFUDC equity.
Effective income tax rates were 20.8% and 20.6% for the three months ended June 30, 2025 and 2024, respectively, and 21.0% and 18.7% for the six months ended June 30, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Operating revenues	$421	$390	$31	$969	$880	$89
Operating expenses
Purchased power and fuel	172	156	(16)	419	370	(49)
Operating and maintenance	95	96	1	201	192	(9)
Depreciation and amortization	63	61	(2)	126	122	(4)
Taxes other than income taxes	20	19	(1)	41	39	(2)
Total operating expenses	350	332	(18)	787	723	(64)
Operating income	71	58	13	182	157	25
Other income and (deductions)
Interest expense, net	(25)	(24)	(1)	(50)	(46)	(4)
Other, net	4	8	(4)	8	15	(7)
Total other income and (deductions)	(21)	(16)	(5)	(42)	(31)	(11)
Income before income taxes	50	42	8	140	126	14
Income taxes	11	8	(3)	32	25	(7)
Net income	$39	$34	$5	$108	$101	$7
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024. Net income increased $5 million primarily due to higher Delaware electric DSIC rates, and higher transmission rates, partially offset by an increase in interest expense.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Net income increased $7 million primarily due to higher Delaware electric and natural gas DSIC rates, favorable weather conditions at Delaware electric and natural gas service territories, and higher transmission rates, partially offset by an increase in interest and credit loss expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	(Decrease) Increase			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(1)	$—	$(1)	$3	$2	$5
Volume	1	—	1	2	3	5
Distribution	4	3	7	9	4	13
Transmission	4	—	4	8	—	8
Other	1	—	1	1	(1)	—
	9	3	12	23	8	31
Regulatory required programs	16	3	19	46	12	58
Total increase	$25	$6	$31	$69	$20	$89
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these

DPL

weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended June 30, 2025 compared to the same period in 2024, Operating revenues related to weather remained relatively consistent. During the six months ended June 30, 2025 compared to the same period in 2024, Operating revenues related to weather increased due to favorable weather conditions in DPL's Delaware electric and natural gas service territories.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL's Delaware service territory for the three and six months ended June 30, 2025, compared to same period in 2024 and normal weather consisted of the following:

	Three Months Ended June 30,			% Change
Delaware Electric Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	373	404	449	(7.7)%	(16.9)%
Cooling Degree-Days	390	400	343	(2.5)%	13.7%

	Six Months Ended June 30,			% Change
Delaware Electric Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	2,771	2,608	2,869	6.3%	(3.4)%
Cooling Degree-Days	399	400	343	(0.3)%	16.3%

	Three Months Ended June 30,			% Change
Delaware Natural Gas Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	373	404	482	(7.7)%	(22.6)%

	Six Months Ended June 30,			% Change
Delaware Natural Gas Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	2,771	2,608	2,936	6.3%	(5.6)%
Volume, exclusive of the effects of weather, increased for the three and six months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in customer usage and customer growth.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2025	2024			2025	2024
Residential	675	698	(3.3)%	(1.5)%	1,605	1,555	3.2%	0.5%
Small commercial & industrial	369	353	4.5%	6.2%	723	691	4.6%	4.1%
Large commercial & industrial	766	756	1.3%	1.6%	1,456	1,474	(1.2)%	(1.5)%
Public authorities & electric railroads	9	8	12.5%	10.9%	15	14	7.1%	6.8%
Total electric retail deliveries(a)	1,819	1,815	0.2%	1.4%	3,799	3,734	1.7%	0.4%

DPL

	At June 30,
Number of Total Electric Customers (Maryland and Delaware)	2025	2024
Residential	492,999	488,089
Small commercial & industrial	65,177	64,549
Large commercial & industrial	1,253	1,256
Public authorities & electric railroads	628	595
Total	560,057	554,489
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2025	2024			2025	2024
Residential	803	852	(5.8)%	(0.7)%	5,393	4,764	13.2%	7.0%
Small commercial & industrial	535	531	0.8%	4.4%	2,502	2,244	11.5%	4.9%
Large commercial & industrial	405	402	0.7%	0.7%	837	834	0.4%	0.3%
Transportation	1,282	1,340	(4.3)%	(3.4)%	3,387	3,301	2.6%	0.4%
Total natural gas deliveries(a)	3,025	3,125	(3.2)%	(0.7)%	12,119	11,143	8.8%	4.2%

	At June 30,
Number of Delaware Natural Gas Customers	2025	2024
Residential	131,332	130,678
Small commercial & industrial	10,146	10,100
Large commercial & industrial	14	14
Transportation	161	163
Total	141,653	140,955
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the three and six months ended June 30, 2025 compared to the same period in 2024 primarily due to higher electric and natural gas DSIC rates in Delaware that became effective January 2025.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three and six months ended June 30, 2025 compared to the same period in 2024, transmission revenue increased due to increases in underlying costs and capital investments.
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

DPL

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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $16 million and $49 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024 in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	Increase (Decrease)
Credit loss expense	$1	$5
BSC and PHISCO costs	(1)	—
Storm-related costs	1	(2)
Labor and contracting	(5)	(8)
Other	1	1
	(3)	(4)
Regulatory required programs(a)	2	13
Total (decrease) increase	$(1)	$9
__________
(a)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$2	$6
Regulatory asset amortization	(1)	—
Regulatory required programs(b)	1	(2)
Total increase	$2	$4
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information
Interest Expense, net increased by $1 million and $4 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024 primarily due to an increase in interest rates and the issuance of debt in 2024 and 2025.
Other, net decreased by $4 million and $7 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024 primarily due to a decrease in interest income and lower AFUDC equity.

DPL

Effective income tax rates were 22.0% and 19.0% for the three months ended June 30, 2025 and 2024, respectively, and 22.9% and 19.8% for the six months ended June 30, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Operating revenues	$384	$383	$1	$757	$740	$17
Operating expenses
Purchased power	173	172	(1)	329	312	(17)
Operating and maintenance	95	92	(3)	185	178	(7)
Depreciation and amortization	62	72	10	127	146	19
Taxes other than income taxes	3	2	(1)	5	5	—
Total operating expenses	333	338	5	646	641	(5)
Operating income	51	45	6	111	99	12
Other income and (deductions)
Interest expense, net	(20)	(20)	—	(41)	(39)	(2)
Other, net	2	4	(2)	6	8	(2)
Total other income and (deductions)	(18)	(16)	(2)	(35)	(31)	(4)
Income before income taxes	33	29	4	76	68	8
Income taxes	9	8	(1)	20	18	(2)
Net income	$24	$21	$3	$56	$50	$6
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024. Net income remained relatively consistent.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024. Net Income increased by $6 million primarily due to an increase in customer growth and a decrease in various operating expenses.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	Increase
Distribution	$2	$4
Transmission	2	—
Other	—	1
	4	5

Regulatory required programs	(3)	12
Total increase	$1	$17
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. However, Operating revenues from electric distribution in New Jersey are not intended to be impacted by abnormal weather or usage per customer as a result of the CIP which compares current distribution revenues by customer class to approved target revenues established in ACE’s most recent distribution base rate case. The CIP is calculated annually, and recovery is subject to certain conditions, including an earnings test and ceilings on customer rate increases. While Operating revenues are not impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers.

ACE

	At June 30,
Number of Electric Customers	2025	2024
Residential	508,775	506,358
Small commercial & industrial	62,817	62,717
Large commercial & industrial	2,803	2,878
Public authorities & electric railroads	729	701
Total	575,124	572,654
Distribution Revenue increased for the three and six months ended June 30, 2025 compared to the same period in 2024 due to an increase in customer growth.
Transmission Revenues Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue remained relatively consistent for the three and six months ended June 30, 2025 compared to the same period in 2024.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $1 million and $17 million for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024 in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(Decrease) Increase	Increase (Decrease)
Storm-related costs	$—	$1
Credit Loss Expense	—	1
Labor and contracting	(1)	(3)
BSC and PHISCO costs	(3)	(3)
Other	1	(2)
	(3)	(6)
Regulatory required programs	6	13
Total increase	$3	$7
__________

ACE

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$3	$6
Regulatory asset amortization	(3)	(6)
Regulatory required programs	(10)	(19)
Total decrease	$(10)	$(19)
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were 27.3% and 27.6% for the three months ended June 30, 2025 and 2024, respectively and 26.3% and 26.5% for the six months ended June 30, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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

The following table provides a summary of the change in cash flows from operating activities for the six months ended June 30, 2025 and 2024 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$194	$67	$163	$7	$11	$(2)	$7	$6
Adjustments to reconcile net income to cash:
Non-cash operating activities	625	381	13	127	88	80	27	(15)
Collateral received, net	1	(15)	6	5	6	2	3	2
Income taxes	36	115	22	58	20	7	22	8
Pension and non-pension postretirement benefit contributions	(177)	(180)	(6)	(7)	30	(1)	(1)	6
Regulatory assets and liabilities, net	(559)	(604)	36	(29)	50	21	4	24
Changes in working capital and other assets and liabilities	137	(25)	32	3	(41)	(46)	(31)	46
Increase (decrease) in cash flows from operating activities	$257	$(261)	$266	$164	$164	$61	$31	$77
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. Significant operating cash flow impacts for the Registrants for the six months ended June 30, 2025 and 2024 were as follows:
•See Note 14 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether the Registrant was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties remained relatively consistent comparing the six months ended June 30, 2025 to the six months ended June 30, 2024. See Note 8 — Derivative Financial Instruments for additional information.
•See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in Pension and non-pension postretirement benefit contributions relates to Exelon's increased contributions to the Qualified Plans during the six months ended June 30, 2025. See Note 14 — Retirement Benefits of the 2024 Form 10-K for additional information.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differing from the recovery period of those costs. Included within the changes is energy efficiency spend for ComEd of $191 million and $170 million for the six months ended June 30, 2025 and 2024, respectively. Also included within the changes is energy efficiency and demand response programs spend for BGE, Pepco, DPL and ACE of $41 million, $16 million, $7 million, and $16 million for the six months ended June 30, 2025 and $54 million, $19 million, $9 million, and $14 million for the six months ended June 30, 2024, respectively. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the six months ended June 30, 2025 and 2024. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $(21) million and $137 million, respectively. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the six months ended June 30, 2025, the established pricing resulted in both a receivable from, and payable to, nuclear-powered generating facilities. The change in receivable from nuclear-powered generating facilities, and the change in payable to nuclear-powered generating facilities, are reflected as a change in accounts receivable and a change in accounts payable and accrued expenses, respectively, within the cash flows from operations.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the six months ended June 30, 2025 and 2024 by Registrant:

(Decrease) increase in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(493)	$(78)	$(89)	$(136)	$(205)	$(15)	$(9)	$(16)
Proceeds from sales of assets	2	—	—	—	2	2	—	—
Changes in intercompany money pool	—	—	—	—	—	57	125	—
Other investing activities	(4)	(10)	(3)	(4)	—	—	—	—
(Decrease) increase in cash flows from investing activities	$(495)	$(88)	$(92)	$(140)	$(203)	$44	$116	$(16)
Significant investing cash flow impacts for the Registrants for six months ended June 30, 2025 and 2024 were as follows:
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
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the six months ended June 30, 2025 and 2024 by Registrant:

Increase (decrease) in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$319	$488	$(84)	$161	$94	$81	$(79)	$92
Long-term debt, net	(329)	(75)	—	(150)	(100)	(75)	(50)	25
Changes in intercompany money pool	—	—	—	—	5	—	—	(182)
Issuance of common stock	173	—	—	—	—	—	—	—
Dividends paid on common stock	(47)	(19)	(73)	(12)	—	(5)	(6)	—
Distributions to member	—	—	—	—	(10)	—	—	—
Contributions from parent/member	—	9	(17)	(197)	35	(94)	(55)	13
Other financing activities	—	4	—	1	12	13	(1)	—
Increase (decrease) in cash flows from financing activities	$116	$407	$(174)	$(197)	$36	$(80)	$(191)	$(52)

Significant financing cash flow impacts for the Registrants for the six months ended June 30, 2025 and 2024 were as follows:
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
During the six months ended June 30, 2025, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Senior Notes	3.95%	June 15, 2025	$807
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the six months ended June 30, 2025 and for the third quarter of 2025 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2025	February 12, 2025	February 24, 2025	March 14, 2025	$0.4000
Second Quarter 2025	April 29, 2025	May 12, 2025	June 13, 2025	$0.4000
Third Quarter 2025	July 29, 2025	August 11, 2025	September 15, 2025	$0.4000
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2025. The 2025 quarterly dividend will be $0.40 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.3 billion was available to support additional commercial paper as of June 30, 2025, and of which no financial institution has more than 6.2% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the six months ended June 30, 2025 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the

Utility Registrants each have a 5-year revolving credit facility. See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2024 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
At-the-Market Programs
On August 4, 2022, Exelon executed an equity distribution agreement (“2022 Equity Distribution Agreement”), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program under which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $1 billion through August 3, 2025. On May 2, 2025, Exelon executed an additional equity distribution agreement ("2025 Equity Distribution Agreement" and, together with the August 4, 2022 Equity Distribution Agreement, "Equity Distribution Agreements"), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $2.5 billion through May 2, 2028. The 2025 Equity Distribution Agreement replaced the 2022 Equity Distribution Agreement. Exelon has no obligation to offer or sell any shares of Common stock under the 2025 Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the 2025 Equity Distribution Agreement.
During the first quarter of 2025, Exelon issued approximately 4.0 million shares of Common stock at an average net price of $42.98 per share. The net proceeds from the issuance were $173 million, which were used for general corporate purposes.
In addition, in the first quarter of 2025, Exelon entered into forward sale agreements for 5.7 million shares of Common stock, at a weighted-average net forward price of $43.24 per share. The forward sale agreements require Exelon to, at its election prior to December 15, 2025, either (i) physically settle the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements.
In the second quarter of 2025, Exelon entered into forward sale agreements for 6.2 million shares, and 3.6 million shares of Common stock, at a weighted-average net forward price of $43.51, and $43.17 per share, respectively. The forward sale agreements require Exelon to, at its election prior to December 15, 2025 and November 16, 2026, respectively, either (i) physically settle the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements.
No amounts have been or will be recorded on Exelon's balance sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the six months ended June 30, 2025, approximately 15.4 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.
Inclusive of the impact of the forward sale agreements, $2.1 billion of Common stock remained available for sale pursuant to the ATM program as of June 30, 2025.

Incremental Collateral Requirements
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at June 30, 2025 and available credit facility capacity prior to any incremental collateral at June 30, 2025:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$19	$—	$985
PECO	—	35	392
BGE	—	48	575
Pepco	—	—	149
DPL	—	14	298
ACE	—	—	221
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of June 30, 2025, the most recent estimates of capital expenditures for plant additions and improvements for 2025 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$8,875
ComEd	925	2,275	N/A	3,200
PECO	175	1,300	400	1,875
BGE	700	600	550	1,850
PHI	600	1,450	100	2,150
Pepco	250	725	N/A	975
DPL	150	300	75	550
ACE	175	250	N/A	450
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
The credit ratings for ComEd, BGE, PHI, Pepco, DPL, and ACE did not change for the six months ended June 30, 2025. On January 17, 2025, Fitch Ratings affirmed and withdrew the long-term and short-term issuer default ratings along with individual securities ratings of the Registrants for commercial reasons. On February 7, 2025, S&P raised its long-term issuer credit rating for Exelon and PECO from 'BBB+' to 'A-', and raised its rating on Exelon’s senior unsecured debt from ‘BBB’ to 'BBB+'. S&P also affirmed its short-term issuer and commercial paper rating for Exelon and PECO of 'A-2'.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of June 30, 2025, are presented in the following table:

	During the Six Months Ended June 30, 2025		At June 30, 2025
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$578	$—	$321
PECO	—	(253)	—
BSC	—	(409)	(322)
PHI Corporate	—	(85)	(60)
PCI	61	—	61

	During the Six Months Ended June 30, 2025		At June 30, 2025
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$20	$(35)	$—
DPL	48	(1)	—
ACE	—	(28)	—
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

Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At June 30, 2025
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd	FERC	December 31, 2025	$2,500	ICC	January 1, 2027 & May 1, 2027	$1,593
PECO	FERC	December 31, 2025	1,500	PAPUC	December 31, 2027	2,900
BGE	FERC	December 31, 2025	700	MDPSC	N/A	1,850
Pepco(a)(b)	FERC	December 31, 2025	500	MDPSC / DCPSC	December 31, 2025	175
DPL(a)(c)	FERC	December 31, 2025	500	MDPSC / DEPSC	December 31, 2025	250
ACE(d)	NJBPU	December 31, 2025	350	NJBPU	December 31, 2026	775
__________

(a)The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DCPSC and DEPSC have an expiration date of December 31, 2025.
(b)On July 17, 2025, Pepco filed an application with the MDPSC and DCPSC to request a new long-term financing authority for $1.1 billion through December 31, 2028. Pepco expects approval of their application by December 31, 2025.
(c)On July 17, 2025, DPL filed an application with the MDPSC and DEPSC to request a new long-term financing authority for $700 million through December 31, 2028. DPL expects approval of their application by December 31, 2025.
(d)On June 6, 2025, ACE filed an application with the NJBPU to extend their short-term financing authority through January 1, 2028. ACE expects approval of their application by December 31, 2025.

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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2025	2026	2027	2028	2029	2030 and Beyond
Prices based on model or other valuation methods (Level 3)	$(10)	$(18)	$(20)	$(21)	$(20)	$(46)	$(135)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
ITEM 4.    CONTROLS AND PROCEDURES
During the second quarter of 2025, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of June 30, 2025, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At June 30, 2025, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2024 Form 10-K in ITEM 1A. RISK FACTORS.

ITEM 5.    OTHER INFORMATION
All Registrants
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2025.
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
(4) Instruments Defining the Rights of Securities Holders, Including Indentures

Commonwealth Edison Company
Exhibit No.	Description	Location
4-1	Supplemental Indenture, dated as of May 1, 2025, from ComEd to The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-01839, Form 8-K dated May 19, 2025, Exhibit 4.1

Baltimore Gas and Electric Company
Exhibit No.	Description	Location
4-2	Form of 5.450% Notes due 2035 issued May 16, 2025 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated May 16, 2025, Exhibit 4.1

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 filed by the following officers for the following companies:

Exelon Corporation
Exhibit No.	Description
31-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

31-2	Filed by Jeanne M. Jones for Exelon Corporation

Commonwealth Edison Company
Exhibit No.	Description
31-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

31-4	Filed by Joshua S. Levin for Commonwealth Edison Company

PECO Energy Company
Exhibit No.	Description
31-5	Filed by David M. Vahos for PECO Energy Company

31-6	Filed by Marissa E. Humphrey for PECO Energy Company

Baltimore Gas and Electric Company
Exhibit No.	Description
31-7	Filed by Tamla A. Olivier for Baltimore Gas and Electric Company

31-8	Filed by Michael J. Cloyd for Baltimore Gas and Electric Company

Pepco Holdings LLC
Exhibit No.	Description
31-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

31-10	Filed by Elizabeth Morgan Downs O'Donnell for Pepco Holdings LLC

Potomac Electric Power Company
Exhibit No.	Description
31-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

31-12	Filed by Elizabeth Morgan Downs O'Donnell for Potomac Electric Power Company

Delmarva Power & Light Company
Exhibit No.	Description
31-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

31-14	Filed by Elizabeth Morgan Downs O'Donnell for Delmarva Power & Light Company

Atlantic City Electric Company
Exhibit No.	Description
31-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

31-16	Filed by Elizabeth Morgan Downs O'Donnell for Atlantic City Electric Company
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 filed by the following officers for the following companies:

Exelon Corporation
Exhibit No.	Description
32-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

32-2	Filed by Jeanne M. Jones for Exelon Corporation

Commonwealth Edison Company
Exhibit No.	Description
32-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

32-4	Filed by Joshua S. Levin for Commonwealth Edison Company

PECO Energy Company
Exhibit No.	Description
32-5	Filed by David M. Vahos for PECO Energy Company

32-6	Filed by Marissa E. Humphrey for PECO Energy Company

Baltimore Gas and Electric Company
Exhibit No.	Description
32-7	Filed by Tamla A. Olivier for Baltimore Gas and Electric Company

32-8	Filed by Michael J. Cloyd for Baltimore Gas and Electric Company

Pepco Holdings LLC
Exhibit No.	Description
32-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

32-10	Filed by Elizabeth Morgan Downs O'Donnell for Pepco Holdings LLC

Potomac Electric Power Company
Exhibit No.	Description
32-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

32-12	Filed by Elizabeth Morgan Downs O'Donnell for Potomac Electric Power Company

Delmarva Power & Light Company
Exhibit No.	Description
32-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

32-14	Filed by Elizabeth Morgan Downs O'Donnell for Delmarva Power & Light Company

Atlantic City Electric Company
Exhibit No.	Description
32-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

32-16	Filed by Elizabeth Morgan Downs O'Donnell for Atlantic City Electric Company

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EXELON CORPORATION

/s/ CALVIN G. BUTLER, JR.	/s/ JEANNE M. JONES
Calvin G. Butler, Jr.	Jeanne M. Jones
President, Chief Executive Officer (Principal Executive Officer), and Director	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT A. KLECZYNSKI
Robert A. Kleczynski
Senior Vice President, Corporate Controller and Tax (Principal Accounting Officer)
July 31, 2025

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMONWEALTH EDISON COMPANY

/s/ GIL C. QUINIONES	/s/ JOSHUA S. LEVIN
Gil C. Quiniones	Joshua S. Levin
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

/s/ ERIN V. WHITE
Erin V. White
Director, Accounting (Principal Accounting Officer)
July 31, 2025

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PECO ENERGY COMPANY

/s/ DAVID M. VAHOS	/s/ MARISSA E. HUMPHREY
David M. Vahos	Marissa E. Humphrey
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

/s/ MARIANA HUFFORD
Mariana Hufford
Director, Accounting (Principal Accounting Officer)
July 31, 2025

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BALTIMORE GAS AND ELECTRIC COMPANY

/s/ TAMLA A. OLIVIER	/s/ MICHAEL J. CLOYD
Tamla A. Olivier	Michael J. Cloyd
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

/s/ DAMON M. SCOLERI
Damon M. Scoleri
Director, Accounting (Principal Accounting Officer)
July 31, 2025

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PEPCO HOLDINGS LLC

/s/ J. TYLER ANTHONY	/s/ ELIZABETH MORGAN DOWNS O'DONNELL
J. Tyler Anthony	Elizabeth Morgan Downs O'Donnell
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

/s/ JASON T. JONES
Jason T. Jones
Director, Accounting (Principal Accounting Officer)
July 31, 2025

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
POTOMAC ELECTRIC POWER COMPANY

/s/ J. TYLER ANTHONY	/s/ ELIZABETH MORGAN DOWNS O'DONNELL
J. Tyler Anthony	Elizabeth Morgan Downs O'Donnell
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

/s/ JASON T. JONES
Jason T. Jones
Director, Accounting (Principal Accounting Officer)
July 31, 2025

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DELMARVA POWER & LIGHT COMPANY

/s/ J. TYLER ANTHONY	/s/ ELIZABETH MORGAN DOWNS O'DONNELL
J. Tyler Anthony	Elizabeth Morgan Downs O'Donnell
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

/s/ JASON T. JONES
Jason T. Jones
Director, Accounting (Principal Accounting Officer)
July 31, 2025

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATLANTIC CITY ELECTRIC COMPANY

/s/ J. TYLER ANTHONY	/s/ ELIZABETH MORGAN DOWNS O'DONNELL
J. Tyler Anthony	Elizabeth Morgan Downs O'Donnell
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

/s/ JASON T. JONES
Jason T. Jones
Director, Accounting (Principal Accounting Officer)
July 31, 2025