Form 10-Q
period 2025-09-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2025-11-04
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of September 30, 2025 was:

Exelon Corporation Common Stock, without par value	1,010,290,316
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,419
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2024 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2024 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ATM	At the market
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
CMC	Carbon Mitigation Credit
CODMs	Chief Operating Decision Makers
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DSIC	Distribution System Improvement Charge
EDIT	Excess Deferred Income Taxes
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
ETAC	Energy Transition Assistance Charge
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
IIJA	Infrastructure Investment and Jobs Act
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MRP	Multi-Year Rate Plan
MWh	Megawatt hour
N/A	Not Applicable
NAV	Net Asset Value

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
NJBPU	New Jersey Board of Public Utilities
NOLC	Tax Net Operating Loss Carryforward
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OBBBA	One Big Beautiful Bill Act
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
PLR	Private Letter Ruling
POLR	Provider of Last Resort
PP&E	Property, Plant, and Equipment
PRPs	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to regulatory agreements with the ICC and PAPUC
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on Equity
ROU	Right-of-use
RTO	Regional Transmission Organization
RUBC	Residential Universal Bill Credit
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
TCJA	Tax Cuts and Jobs Act
TSC	Transmission Service Charge
ZEC	Zero Emission Credit

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
•extreme weather events, natural disasters, operational accidents such as wildfires or natural gas explosions, war, acts and threats of terrorism, public health crises, epidemics, pandemics, or other significant events;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$6,690	$6,012	$17,872	$16,379
Natural gas operating revenues	235	196	1,595	1,207
Revenues from alternative revenue programs	(220)	(54)	(621)	(29)
Total operating revenues	6,705	6,154	18,846	17,557
Operating expenses
Purchased power	2,645	2,349	6,640	6,483
Purchased fuel	47	34	471	301
Operating and maintenance	1,172	1,275	3,840	3,756
Depreciation and amortization	912	908	2,717	2,681
Taxes other than income taxes	429	395	1,216	1,127
Total operating expenses	5,205	4,961	14,884	14,348
Gain on sale of assets	—	3	1	12
Operating income	1,500	1,196	3,963	3,221
Other income and (deductions)
Interest expense, net	(531)	(490)	(1,560)	(1,428)
Interest expense to affiliates, net	(7)	(6)	(18)	(18)
Other, net	68	57	185	196
Total other income and (deductions)	(470)	(439)	(1,393)	(1,250)
Income before income taxes	1,030	757	2,570	1,971
Income taxes	155	50	396	158
Net income attributable to common shareholders	$875	$707	$2,174	$1,813

Comprehensive income, net of income taxes
Net income	$875	$707	$2,174	$1,813
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	5	5	16	15
Pension and non-pension postretirement benefit plans valuation adjustments	—	—	5	(26)
Unrealized (loss) gain on cash flow hedges	(2)	(29)	(16)	1
Other comprehensive income (loss)	3	(24)	5	(10)
Comprehensive income attributable to common shareholders	$878	$683	$2,179	$1,803

Average shares of common stock outstanding:
Basic	1,011	1,003	1,010	1,002
Assumed exercise and/or distributions of stock-based awards(a)	2	1	1	—
Diluted	1,013	1,004	1,011	1,002

Earnings per average common share
Basic	$0.87	$0.70	$2.15	$1.81
Diluted	$0.86	$0.70	$2.15	$1.81
__________
(a)The dilutive effects of stock-based compensation awards are calculated using the treasury stock method for all periods presented.

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$2,174	$1,813
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	2,719	2,683
Gain on sales of assets	(1)	(12)
Deferred income taxes and amortization of investment tax credits	293	102
Net fair value changes related to derivatives	3	1
Other non-cash operating activities	1,088	441
Changes in assets and liabilities:
Accounts receivable	(422)	(489)
Inventories	(41)	(57)
Accounts payable and accrued expenses	165	(309)
Collateral (paid) received, net	(25)	21
Income taxes	19	(18)
Regulatory assets and liabilities, net	(390)	194
Pension and non-pension postretirement benefit contributions	(313)	(140)
Other assets and liabilities	(259)	(87)
Net cash flows provided by operating activities	5,010	4,143
Cash flows from investing activities
Capital expenditures	(6,095)	(5,161)
Proceeds from sales of assets	2	38
Other investing activities	(7)	9
Net cash flows used in investing activities	(6,100)	(5,114)
Cash flows from financing activities
Changes in short-term borrowings	(779)	(1,093)
Proceeds from short-term borrowings with maturities greater than 90 days	—	150
Repayments on short-term borrowings with maturities greater than 90 days	—	(549)
Issuance of long-term debt	4,925	4,975
Retirement of long-term debt	(807)	(1,336)
Issuance of common stock	173	148
Dividends paid on common stock	(1,212)	(1,142)
Proceeds from employee stock plans	24	33
Other financing activities	(75)	(83)
Net cash flows provided by financing activities	2,249	1,103
Increase in cash, restricted cash, and cash equivalents	1,159	132
Cash, restricted cash, and cash equivalents at beginning of period	939	1,101
Cash, restricted cash, and cash equivalents at end of period	$2,098	$1,233

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	(12)	6
(Decrease) increase in PP&E related to ARO update	(5)	16
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,533	$357
Restricted cash and cash equivalents	516	541
Accounts receivable
Customer accounts receivable	3,356	3,144
Customer allowance for credit losses	(451)	(406)
Customer accounts receivable, net	2,905	2,738
Other accounts receivable	1,192	1,123
Other allowance for credit losses	(98)	(107)
Other accounts receivable, net	1,094	1,016
Inventories, net
Fossil fuel	100	72
Materials and supplies	788	781
Regulatory assets	1,489	1,940
Prepaid renewable energy credits	445	494
Other	359	445
Total current assets	9,229	8,384
Property, plant, and equipment (net of accumulated depreciation and amortization of $19,606 and $18,445 as of September 30, 2025 and December 31, 2024, respectively)	82,100	78,182
Deferred debits and other assets
Regulatory assets	8,881	8,710
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	4,658	4,026
Investments	307	290
Other	1,734	1,562
Total deferred debits and other assets	22,210	21,218
Total assets	$113,539	$107,784
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,080	$1,859
Long-term debt due within one year	2,168	1,453
Accounts payable	3,240	2,994
Accrued expenses	1,414	1,468
Payables to affiliates	5	5
Customer deposits	507	446
Regulatory liabilities	507	411
Mark-to-market derivative liabilities	28	29
Unamortized energy contract liabilities	5	5
Renewable energy credit obligations	352	429
Other	519	512
Total current liabilities	9,825	9,611
Long-term debt	46,283	42,947
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	13,519	12,793
Regulatory liabilities	10,904	10,198
Pension obligations	1,480	1,745
Non-pension postretirement benefit obligations	493	472
Asset retirement obligations	303	301
Mark-to-market derivative liabilities	109	103
Unamortized energy contract liabilities	18	21
Other	2,102	2,282
Total deferred credits and other liabilities	28,928	27,915
Total liabilities	85,426	80,863
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 1,010 shares and 1,005 shares outstanding as of September 30, 2025 and December 31, 2024, respectively)	21,564	21,338
Treasury stock, at cost (2 shares as of September 30, 2025 and December 31, 2024)	(123)	(123)
Retained earnings	7,387	6,426
Accumulated other comprehensive loss, net	(715)	(720)
Total shareholders’ equity	28,113	26,921
Total liabilities and shareholders’ equity	$113,539	$107,784

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2025
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2024	1,007,046	$21,338	$(123)	$6,426	$(720)	$26,921
Net income	—	—	—	908	—	908
Long-term incentive plan activity	299	4	—	—	—	4
Employee stock purchase plan activity	(8)	2	—	—	—	2
Issuance of Common Stock	4,031	173	—	—	—	173
Common stock dividends ($0.40/common share)	—	—	—	(403)	—	(403)
Other comprehensive income, net of income taxes	—	—	—	—	2	2
Balance at March 31, 2025	1,011,368	$21,517	$(123)	$6,931	$(718)	$27,607
Net income	—	—	—	391	—	391
Long-term incentive plan activity	118	14	—	—	—	14
Employee stock purchase plan activity	334	13	—	—	—	13
Common stock dividends ($0.40/common share)	—	—	—	(405)	—	(405)
Balance at June 30, 2025	1,011,820	$21,544	$(123)	$6,917	$(718)	$27,620
Net income	—	—	—	875	—	875
Long-term incentive plan activity	4	6	—	—	—	6
Employee stock purchase plan activity	299	14	—	—	—	14
Common stock dividends ($0.40/common share)	—	—	—	(405)	—	(405)
Other comprehensive income, net of income taxes	—	—	—	—	3	3
Balance at September 30, 2025	1,012,123	$21,564	$(123)	$7,387	$(715)	$28,113

See the Combined Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2024
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2023	1,001,249	$21,114	$(123)	$5,490	$(726)	$25,755
Net income	—	—	—	658	—	658
Long-term incentive plan activity	333	2	—	—	—	2
Employee stock purchase plan activity	276	13	—	—	—	13
Common stock dividends ($0.38/common share)	—	—	—	(381)	—	(381)
Other comprehensive income, net of income taxes	—	—	—	—	14	14
Balance at March 31, 2024	1,001,858	$21,129	$(123)	$5,767	$(712)	$26,061
Net income	—	—	—	448	—	448
Long-term incentive plan activity	76	11	—	—	—	11
Employee stock purchase plan activity	396	12	—	—	—	12
Common stock dividends ($0.38/common share)	—	—	—	(380)	—	(380)
Balance at June 30, 2024	1,002,330	$21,152	$(123)	$5,835	$(712)	$26,152
Net Income	—	—	—	707	—	707
Long-term incentive plan activity	7	7	—	—	—	7
Employee stock purchase plan activity	349	13	—	—	—	13
Issuance of common stock	3,980	148		—		148
Common stock dividends ($0.38/common share)	—	—	—	(381)	—	(381)
Other comprehensive income, net of income taxes	—	—	—	—	(24)	(24)
Balance at September 30, 2024	1,006,666	$21,320	$(123)	$6,161	$(736)	$26,622

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$2,479	$2,303	$6,682	$6,497
Revenues from alternative revenue programs	(206)	(76)	(525)	(100)
Operating revenues from affiliates	2	2	19	6
Total operating revenues	2,275	2,229	6,176	6,403
Operating expenses
Purchased power	806	835	2,044	2,504
Operating and maintenance	313	307	958	970
Operating and maintenance from affiliates	96	103	296	307
Depreciation and amortization	395	387	1,162	1,124
Taxes other than income taxes	107	99	303	287
Total operating expenses	1,717	1,731	4,763	5,192
Gain on sale of assets	—	—	—	5
Operating income	558	498	1,413	1,216
Other income and (deductions)
Interest expense, net	(132)	(125)	(385)	(364)
Interest expense to affiliates, net	(3)	(3)	(10)	(10)
Other, net	33	26	86	66
Total other income and (deductions)	(102)	(102)	(309)	(308)
Income before income taxes	456	396	1,104	908
Income taxes	83	36	201	85
Net income	$373	$360	$903	$823
Comprehensive income	$373	$360	$903	$823

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$903	$823
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,162	1,124
Gain on sales of assets	—	(5)
Deferred income taxes and amortization of investment tax credits	21	(16)
Other non-cash operating activities	634	161
Changes in assets and liabilities:
Accounts receivable	(347)	(327)
Receivables from and payables to affiliates, net	(16)	43
Inventories	12	(17)
Accounts payable and accrued expenses	112	(207)
Collateral (paid) received, net	(31)	21
Income taxes	66	(109)
Regulatory assets and liabilities, net	(128)	422
Pension and non-pension postretirement benefit contributions	(192)	(11)
Other assets and liabilities	(136)	134
Net cash flows provided by operating activities	2,060	2,036
Cash flows from investing activities
Capital expenditures	(1,970)	(1,619)
Other investing activities	5	8
Net cash flows used in investing activities	(1,965)	(1,611)
Cash flows from financing activities
Changes in short-term borrowings	(36)	(129)
Repayments on short-term borrowings with maturities greater than 90 days	—	(400)
Issuance of long-term debt	725	800
Retirement of long-term debt	—	(250)
Dividends paid on common stock	(610)	(582)
Contributions from parent	108	117
Other financing activities	(7)	(12)
Net cash flows provided by (used in) financing activities	180	(456)
Increase (decrease) in cash, restricted cash, and cash equivalents	275	(31)
Cash, restricted cash, and cash equivalents at beginning of period	632	686
Cash, restricted cash, and cash equivalents at end of period	$907	$655

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$74	$(31)
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$405	$105
Restricted cash and cash equivalents	453	486
Accounts receivable
Customer accounts receivable	1,205	994
Customer allowance for credit losses	(115)	(109)
Customer accounts receivable, net	1,090	885
Other accounts receivable	353	290
Other allowance for credit losses	(25)	(34)
Other accounts receivable, net	328	256
Receivables from affiliates	4	4
Inventories, net	274	292
Regulatory assets	705	1,159
Other	201	141
Total current assets	3,460	3,328
Property, plant, and equipment (net of accumulated depreciation and amortization of $8,134 and $7,619 as of September 30, 2025 and December 31, 2024, respectively)	31,446	30,211
Deferred debits and other assets
Regulatory assets	2,646	2,562
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	4,231	3,780
Investments	7	6
Prepaid pension asset	1,301	1,165
Other	1,294	1,073
Total deferred debits and other assets	12,104	11,211
Total assets	$47,010	$44,750
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$36
Long-term debt due within one year	500	—
Accounts payable	992	748
Accrued expenses	460	463
Payables to affiliates	61	77
Customer deposits	178	134
Regulatory liabilities	221	197
Mark-to-market derivative liabilities	28	29
Other	278	270
Total current liabilities	2,718	1,954
Long-term debt	12,251	12,030
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,773	5,601
Regulatory liabilities	9,041	8,421
Asset retirement obligations	172	167
Non-pension postretirement benefit obligations	164	156
Mark-to-market derivative liabilities	100	103
Other	1,304	1,232
Total deferred credits and other liabilities	16,554	15,680
Total liabilities	31,729	29,870
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	10,736	10,628
Retained earnings	2,957	2,664
Total shareholders’ equity	15,281	14,880
Total liabilities and shareholders’ equity	$47,010	$44,750

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2024	$1,588	$10,628	$2,664	$14,880
Net income	—	—	302	302
Common stock dividends	—	—	(203)	(203)
Contributions from parent	—	87	—	87
Balance at March 31, 2025	$1,588	$10,715	$2,763	$15,066
Net income	—	—	228	228
Common stock dividends	—	—	(204)	(204)
Contributions from parent	—	—	—	—
Balance at June 30, 2025	$1,588	$10,715	$2,787	$15,090
Net income	—	—	373	373
Common stock dividends	—	—	(203)	(203)
Contributions from parent	—	21	—	21
Balance at September 30, 2025	$1,588	$10,736	$2,957	$15,281

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2023	$1,588	$10,401	$2,374	$14,363
Net income	—	—	193	193
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at March 31, 2024	$1,588	$10,440	$2,373	$14,401
Net income	—	—	270	270
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at June 30, 2024	$1,588	$10,479	$2,449	$14,516
Net income	—	—	360	360
Common stock dividends	—	—	(194)	(194)
Contributions from parent	—	39	—	39
Balance at September 30, 2024	$1,588	$10,518	$2,615	$14,721
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$1,093	$952	$2,932	$2,529
Natural gas operating revenues	82	69	578	436
Revenues from alternative revenue programs	2	5	(6)	3
Operating revenues from affiliates	3	4	9	7
Total operating revenues	1,180	1,030	3,513	2,975
Operating expenses
Purchased power	428	372	1,093	977
Purchased fuel	18	14	195	136
Operating and maintenance	183	251	690	695
Operating and maintenance from affiliates	58	62	182	181
Depreciation and amortization	115	108	336	318
Taxes other than income taxes	69	61	183	164
Total operating expenses	871	868	2,679	2,471
Gain on sales of assets	—	—	—	4
Operating income	309	162	834	508
Other income and (deductions)
Interest expense, net	(63)	(55)	(179)	(161)
Interest expense to affiliates, net	(2)	(3)	(9)	(9)
Other, net	11	9	29	27
Total other income and (deductions)	(54)	(49)	(159)	(143)
Income before income taxes	255	113	675	365
Income taxes	5	(4)	23	9
Net income	$250	$117	$652	$356
Comprehensive income	$250	$117	$652	$356
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$652	$356
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	336	318
Gain on sales of assets	—	(4)
Deferred income taxes and amortization of investment tax credits	(60)	(27)
Other non-cash operating activities	69	58
Changes in assets and liabilities:
Accounts receivable	(94)	(75)
Receivables from and payables to affiliates, net	(8)	(2)
Inventories	(8)	(2)
Accounts payable and accrued expenses	(4)	(65)
Collateral (paid) received, net	6	—
Income taxes	13	(55)
Regulatory assets and liabilities, net	(26)	17
Pension and non-pension postretirement benefit contributions	(11)	(3)
Other assets and liabilities	(10)	(19)
Net cash flows provided by operating activities	855	497
Cash flows from investing activities
Capital expenditures	(1,334)	(1,125)
Changes in Exelon intercompany money pool	(222)	(89)
Other investing activities	1	5
Net cash flows used in investing activities	(1,555)	(1,209)
Cash flows from financing activities
Changes in short-term borrowings	(192)	(165)
Issuance of long-term debt	1,050	575
Dividends paid on common stock	(410)	(300)
Contributions from parent	578	595
Other financing activities	(10)	(7)
Net cash flows provided by financing activities	1,016	698
Increase (decrease) in cash, restricted cash, and cash equivalents	316	(14)
Cash, restricted cash, and cash equivalents at beginning of period	48	51
Cash, restricted cash, and cash equivalents at end of period	$364	$37

Supplemental cash flow information
Increase in capital expenditures not paid	$81	$60
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$364	$48
Accounts receivable
Customer accounts receivable	697	670
Customer allowance for credit losses	(145)	(133)
Customer accounts receivable, net	552	537
Other accounts receivable	156	145
Other allowance for credit losses	(17)	(18)
Other accounts receivable, net	139	127
Receivables from affiliates	2	—
Receivable from Exelon intercompany money pool	222	—
Inventories, net
Fossil fuel	46	37
Materials and supplies	76	79
Prepaid utility taxes	18	2
Prepaid renewable energy credits	36	51
Regulatory assets	66	65
Other	31	27
Total current assets	1,552	973
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,080 and $4,042 as of September 30, 2025 and December 31, 2024, respectively)	15,490	14,392
Deferred debits and other assets
Regulatory assets	1,231	1,003
Receivable related to Regulatory Agreement Units	428	247
Investments	43	41
Prepaid pension asset	443	435
Other	40	32
Total deferred debits and other assets	2,185	1,758
Total assets	$19,227	$17,123
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$192
Long-term debt due within one year	350	350
Accounts payable	753	639
Accrued expenses	150	166
Payables to affiliates	35	41
Customer deposits	87	80
Renewable energy credit obligations	37	52
Regulatory liabilities	154	122
Other	50	28
Total current liabilities	1,616	1,670
Long-term debt	6,396	5,354
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,557	2,433
Regulatory liabilities	433	253
Asset retirement obligations	26	27
Non-pension postretirement benefit obligations	288	287
Other	92	100
Total deferred credits and other liabilities	3,396	3,100
Total liabilities	11,592	10,308
Commitments and contingencies
Shareholder’s equity
Common stock	5,223	4,645
Retained earnings	2,412	2,170
Total shareholder’s equity	7,635	6,815
Total liabilities and shareholder's equity	$19,227	$17,123
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$4,645	$2,170	$6,815
Net income	—	266	266
Common stock dividends	—	(137)	(137)
Contributions from parent	563	—	563
Balance at March 31, 2025	$5,208	$2,299	$7,507
Net income	—	136	136
Common stock dividends	—	(136)	(136)
Contributions from parent	—	—	—
Balance at June 30, 2025	$5,208	$2,299	$7,507
Net income	—	250	250
Common stock dividends	—	(137)	(137)
Contributions from parent	15	—	15
Balance at September 30, 2025	$5,223	$2,412	$7,635

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$4,050	$2,019	$6,069
Net income	—	149	149
Common stock dividends	—	(100)	(100)
Contributions from parent	580	—	580
Balance at March 31, 2024	$4,630	$2,068	$6,698
Net income	—	90	90
Common stock dividends	—	(100)	(100)
Balance at June 30, 2024	$4,630	$2,058	$6,688
Net income	—	117	117
Common stock dividends	—	(100)	(100)
Contributions from parent	15	—	15
Balance at September 30, 2024	$4,645	$2,075	$6,720
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$1,102	$928	$2,978	$2,585
Natural gas operating revenues	125	104	870	648
Revenues from alternative revenue programs	(20)	9	(63)	28
Operating revenues from affiliates	2	3	6	7
Total operating revenues	1,209	1,044	3,791	3,268
Operating expenses
Purchased power	547	407	1,365	1,108
Purchased fuel	21	13	219	120
Operating and maintenance	179	221	621	613
Operating and maintenance from affiliates	60	60	186	182
Depreciation and amortization	155	162	473	474
Taxes other than income taxes	93	86	273	254
Total operating expenses	1,055	949	3,137	2,751
Operating income	154	95	654	517
Other income and (deductions)
Interest expense, net	(64)	(57)	(183)	(159)
Other, net	15	11	35	27
Total other income and (deductions)	(49)	(46)	(148)	(132)
Income before income taxes	105	49	506	385
Income taxes	23	4	108	32
Net income	$82	$45	$398	$353
Comprehensive income	$82	$45	$398	$353
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$398	$353
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	473	474
Deferred income taxes and amortization of investment tax credits	53	(5)
Other non-cash operating activities	127	49
Changes in assets and liabilities:
Accounts receivable	34	25
Receivables from and payables to affiliates, net	(15)	14
Inventories	(10)	(6)
Accounts payable and accrued expenses	88	37
Collateral received, net	2	—
Income taxes	19	(51)
Regulatory assets and liabilities, net	(114)	(69)
Pension and non-pension postretirement benefit contributions	(40)	(34)
Other assets and liabilities	116	102
Net cash flows provided by operating activities	1,131	889
Cash flows from investing activities
Capital expenditures	(1,211)	(1,033)
Other investing activities	7	10
Net cash flows used in investing activities	(1,204)	(1,023)
Cash flows from financing activities
Changes in short-term borrowings	(175)	(336)
Issuance of long-term debt	650	800
Dividends paid on common stock	(294)	(276)
Contributions from parent	531	237
Other financing activities	(8)	(9)
Net cash flows provided by financing activities	704	416
Increase in cash, restricted cash, and cash equivalents	631	282
Cash, restricted cash, and cash equivalents at beginning of period	34	48
Cash, restricted cash, and cash equivalents at end of period	$665	$330

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(46)	$38
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$663	$33
Restricted cash and cash equivalents	2	1
Accounts receivable
Customer accounts receivable	625	654
Customer allowance for credit losses	(68)	(56)
Customer accounts receivable, net	557	598
Other accounts receivable	91	113
Other allowance for credit losses	(5)	(6)
Other accounts receivable, net	86	107
Receivables from affiliates	1	—
Inventories, net
Fossil fuel	45	29
Materials and supplies	78	84
Prepaid utility taxes	1	115
Regulatory assets	199	207
Prepaid renewable energy credits	143	157
Other	18	17
Total current assets	1,793	1,348
Property, plant, and equipment (net of accumulated depreciation and amortization of $5,132 and $5,005 as of September 30, 2025 and December 31, 2024, respectively)	13,890	13,134
Deferred debits and other assets
Regulatory assets	799	788
Investments	10	10
Prepaid pension asset	206	218
Other	44	44
Total deferred debits and other assets	1,059	1,060
Total assets	$16,742	$15,542
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$175
Long-term debt due within one year	350	—
Accounts payable	483	515
Accrued expenses	263	176
Payables to affiliates	33	48
Customer deposits	122	118
Regulatory liabilities	6	12
Renewable energy credit obligations	146	160
Other	45	39
Total current liabilities	1,448	1,243
Long-term debt	5,691	5,395
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,193	2,099
Regulatory liabilities	614	636
Asset retirement obligations	36	36
Non-pension postretirement benefit obligations	144	150
Other	96	97
Total deferred credits and other liabilities	3,083	3,018
Total liabilities	10,222	9,656
Commitments and contingencies
Shareholder's equity
Common stock	4,014	3,483
Retained earnings	2,506	2,403
Total shareholder's equity	6,520	5,886
Total liabilities and shareholder's equity	$16,742	$15,542

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Changes in Shareholder's Equity
(Unaudited)

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,483	$2,403	$5,886
Net income	—	260	260
Common stock dividends	—	(98)	(98)
Contributions from parent	—	—	—
Balance at March 31, 2025	$3,483	$2,565	$6,048
Net income	—	55	55
Common stock dividends	—	(98)	(98)
Contributions from parent	—	—	—
Balance at June 30, 2025	$3,483	$2,522	$6,005
Net income	—	82	82
Common stock dividends	—	(98)	(98)
Contributions from parent	531	—	531
Balance at September 30, 2025	$4,014	$2,506	$6,520

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,246	$2,244	$5,490
Net income	—	264	264
Common stock dividends	—	(92)	(92)
Contributions from parent	—	—	—
Balance at March 31, 2024	$3,246	$2,416	$5,662
Net income	—	44	44
Common stock dividends	—	(92)	(92)
Contributions from parent	197	—	197
Balance at June 30, 2024	$3,443	$2,368	$5,811
Net income	—	45	45
Common stock dividends	—	(92)	(92)
Contributions from parent	40	—	40
Balance at September 30, 2024	$3,483	$2,321	$5,804
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$2,016	$1,828	$5,280	$4,769
Natural gas operating revenues	27	23	148	122
Revenues from alternative revenue programs	6	8	(27)	40
Operating revenues from affiliates	2	3	7	7
Total operating revenues	2,051	1,862	5,408	4,938
Operating expenses
Purchased power	864	735	2,138	1,895
Purchased fuel	8	7	57	44
Operating and maintenance	290	275	876	780
Operating and maintenance from affiliates	45	47	148	147
Depreciation and amortization	234	235	701	716
Taxes other than income taxes	150	140	426	395
Total operating expenses	1,591	1,439	4,346	3,977
Gain on sale of assets	—	—	1	—
Operating income	460	423	1,063	961
Other income and (deductions)
Interest expense, net	(102)	(95)	(303)	(279)
Interest expense to affiliates, net	—	—	(2)	—
Other, net	18	22	54	79
Total other income and (deductions)	(84)	(73)	(251)	(200)
Income before income taxes	376	350	812	761
Income taxes	85	72	184	158
Net income	$291	$278	$628	$603
Comprehensive income	$291	$278	$628	$603
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$628	$603
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	703	716
Gain on sales of assets	(1)	—
Deferred income taxes and amortization of investment tax credits	93	56
Other non-cash operating activities	172	96
Changes in assets and liabilities:
Accounts receivable	(28)	(116)
Receivables from and payables to affiliates, net	(17)	(8)
Inventories	(36)	(32)
Accounts payable and accrued expenses	21	37
Collateral received, net	1	1
Income taxes	(13)	(55)
Regulatory assets and liabilities, net	(88)	(158)
Pension and non-pension postretirement benefit contributions	(47)	(79)
Other assets and liabilities	(20)	(74)
Net cash flows provided by operating activities	1,368	987
Cash flows from investing activities
Capital expenditures	(1,552)	(1,343)
Proceeds from sales of long-lived assets	2	—
Net cash flows used in investing activities	(1,550)	(1,343)
Cash flows from financing activities
Changes in short-term borrowings	(364)	(176)
Issuance of long-term debt	500	1,100
Retirement of long-term debt	—	(583)
Changes in Exelon intercompany money pool	1	10
Distributions to member	(548)	(549)
Contributions from member	569	505
Other financing activities	(19)	(33)
Net cash flows provided by financing activities	139	274
Decrease in cash, restricted cash, and cash equivalents	(43)	(82)
Cash, restricted cash, and cash equivalents at beginning of period	163	204
Cash, restricted cash, and cash equivalents at end of period	$120	$122

Supplemental cash flow information
Decrease in capital expenditures not paid	$(92)	$(27)
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$93	$139
Restricted cash and cash equivalents	27	24
Accounts receivable
Customer accounts receivable	829	827
Customer allowance for credit losses	(123)	(108)
Customer accounts receivable, net	706	719
Other accounts receivable	281	284
Other allowance for credit losses	(51)	(49)
Other accounts receivable, net	230	235
Receivables from affiliates	13	8
Inventories, net
Fossil fuel	9	7
Materials and supplies	360	325
Prepaid utility taxes	17	70
Regulatory assets	333	323
Prepaid renewable energy credits	155	194
Other	31	36
Total current assets	1,974	2,080
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,196 and $3,728 as of September 30, 2025 and December 31, 2024, respectively)	20,925	20,053
Deferred debits and other assets
Regulatory assets	1,531	1,570
Goodwill	4,005	4,005
Investments	156	152
Prepaid pension asset	222	252
Other	134	185
Total deferred debits and other assets	6,048	6,164
Total assets	$28,947	$28,297
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$166	$530
Long-term debt due within one year	214	290
Accounts payable	671	721
Accrued expenses	343	367
Payables to affiliates	54	66
Borrowings from Exelon intercompany money pool	64	63
Customer deposits	120	113
Regulatory liabilities	115	69
Unamortized energy contract liabilities	5	5
Renewable energy credit obligations	169	217
Other	97	124
Total current liabilities	2,018	2,565
Long-term debt	9,385	8,834
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,337	3,190
Regulatory liabilities	731	794
Asset retirement obligations	65	67
Non-pension postretirement benefit obligations	26	31
Unamortized energy contract liabilities	17	21
Other	397	473
Total deferred credits and other liabilities	4,573	4,576
Total liabilities	15,976	15,975
Commitments and contingencies
Member's equity
Membership interest	13,131	12,562
Undistributed losses	(160)	(240)
Total member's equity	12,971	12,322
Total liabilities and member's equity	$28,947	$28,297
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Changes in Member's Equity
(Unaudited)

	Nine Months Ended September 30, 2025
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2024	$12,562	$(240)	$12,322
Net income	—	194	194
Distributions to member	—	(132)	(132)
Contributions from member	352	—	352
Balance at March 31, 2025	$12,914	$(178)	$12,736
Net income	—	143	143
Distributions to member	—	(160)	(160)
Contributions from member	170	—	170
Balance at June 30, 2025	$13,084	$(195)	$12,889
Net income	—	291	291
Distributions to member	—	(256)	(256)
Contributions from member	47	—	47
Balance at September 30, 2025	$13,131	$(160)	$12,971

	Nine Months Ended September 30, 2024
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2023	$12,057	$(275)	$11,782
Net income	—	168	168
Distributions to member	—	(118)	(118)
Contributions from member	487	—	487
Balance at March 31, 2024	$12,544	$(225)	$12,319
Net income	—	158	158
Distributions to member	—	(164)	(164)
Contributions from member	—	—	—
Balance at June 30, 2024	$12,544	$(231)	$12,313
Net income	—	278	278
Distributions to member	—	(267)	(267)
Contributions from member	18	—	18
Balance at September 30, 2024	$12,562	$(220)	$12,342
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$995	854	$2,641	$2,273
Revenues from alternative revenue programs	(5)	5	(19)	42
Operating revenues from affiliates	2	2	4	5
Total operating revenues	992	861	2,626	2,320
Operating expenses
Purchased power	367	294	942	808
Operating and maintenance	95	82	282	206
Operating and maintenance from affiliates	59	58	184	186
Depreciation and amortization	110	102	321	307
Taxes other than income taxes	122	114	344	317
Total operating expenses	753	650	2,073	1,824
Gain on sale of assets	—	—	1	—
Operating income	239	211	554	496
Other income and (deductions)
Interest expense, net	(53)	(50)	(159)	(142)
Other, net	11	11	31	43
Total other income and (deductions)	(42)	(39)	(128)	(99)
Income before income taxes	197	172	426	397
Income taxes	41	32	89	74
Net income	$156	$140	$337	$323
Comprehensive income	$156	$140	$337	$323
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$337	$323
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	322	307
Gain on sales of assets	(1)	—
Deferred income taxes and amortization of investment tax credits	34	22
Other non-cash operating activities	62	(11)
Changes in assets and liabilities:
Accounts receivable	(58)	(37)
Receivables from and payables to affiliates, net	—	1
Inventories	(11)	(10)
Accounts payable and accrued expenses	20	61
Collateral received (paid), net	2	(1)
Income taxes	(27)	(45)
Regulatory assets and liabilities, net	(39)	(54)
Pension and non-pension postretirement benefit contributions	(7)	(7)
Other assets and liabilities	(5)	(56)
Net cash flows provided by operating activities	629	493
Cash flows from investing activities
Capital expenditures	(690)	(672)
Proceeds from sales of long-lived assets	2	—
Net cash flows used in investing activities	(688)	(672)
Cash flows from financing activities
Changes in short-term borrowings	(137)	(83)
Issuance of long-term debt	275	675
Retirement of long-term debt	—	(400)
Dividends paid on common stock	(267)	(286)
Contributions from parent	192	260
Other financing activities	(8)	(19)
Net cash flows provided by financing activities	55	147
Decrease in cash, restricted cash, and cash equivalents	(4)	(32)
Cash, restricted cash, and cash equivalents at beginning of period	51	72
Cash, restricted cash, and cash equivalents at end of period	$47	$40

Supplemental cash flow information
Decrease in capital expenditures not paid	$(34)	$(27)
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$25	$30
Restricted cash and cash equivalents	22	21
Accounts receivable
Customer accounts receivable	431	395
Customer allowance for credit losses	(72)	(59)
Customer accounts receivable, net	359	336
Other accounts receivable	149	142
Other allowance for credit losses	(28)	(27)
Other accounts receivable, net	121	115
Receivables from affiliates	1	1
Inventories, net	181	169
Regulatory assets	166	157
Prepaid renewable energy credits	132	165
Other	21	55
Total current assets	1,028	1,049
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,719 and $4,522 as of September 30, 2025 and December 31, 2024, respectively)	10,493	10,097
Deferred debits and other assets
Regulatory assets	408	446
Investments	139	135
Prepaid pension asset	201	222
Other	57	51
Total deferred debits and other assets	805	854
Total assets	$12,326	$12,000
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$63	$200
Long-term debt due within one year	6	6
Accounts payable	351	360
Accrued expenses	167	201
Payables to affiliates	33	37
Customer deposits	60	55
Regulatory liabilities	12	17
Merger related obligation	20	22
Renewable energy credit obligations	134	169
Other	46	51
Total current liabilities	892	1,118
Long-term debt	4,626	4,356
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,581	1,509
Regulatory liabilities	276	310
Asset retirement obligations	48	49
Other	206	223
Total deferred credits and other liabilities	2,111	2,091
Total liabilities	7,629	7,565
Commitments and contingencies
Shareholder's equity
Common stock	3,527	3,335
Retained earnings	1,170	1,100
Total shareholder's equity	4,697	4,435
Total liabilities and shareholder's equity	$12,326	$12,000
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,335	$1,100	$4,435
Net income	—	97	97
Common stock dividends	—	(66)	(66)
Contributions from parent	157	—	157
Balance at March 31, 2025	$3,492	$1,131	$4,623
Net income	—	84	84
Common stock dividends	—	(92)	(92)
Contributions from parent	—	—	—
Balance at June 30, 2025	$3,492	$1,123	$4,615
Net income	—	156	156
Common stock dividends	—	(109)	(109)
Contributions from parent	35	—	35
Balance at September 30, 2025	$3,527	$1,170	$4,697

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$3,075	$1,069	$4,144
Net income	—	75	75
Common stock dividends	—	(51)	(51)
Contributions from parent	251	—	251
Balance at March 31, 2024	$3,326	$1,093	$4,419
Net income	—	108	108
Common stock dividends	—	(102)	(102)
Contributions from parent	—	—	—
Balance at June 30, 2024	$3,326	$1,099	$4,425
Net income	—	140	140
Common stock dividends	—	(133)	(133)
Contributions from parent	9	—	9
Balance at September 30, 2024	$3,335	$1,106	$4,441

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$467	$440	$1,316	$1,215
Natural gas operating revenues	27	23	148	122
Revenues from alternative revenue programs	(5)	(3)	(10)	1
Operating revenues from affiliates	2	2	6	5
Total operating revenues	491	462	1,460	1,343
Operating expenses
Purchased power	211	196	580	529
Purchased fuel	8	7	57	44
Operating and maintenance	51	49	162	151
Operating and maintenance from affiliates	43	43	134	133
Depreciation and amortization	63	62	189	183
Taxes other than income taxes	21	20	63	59
Total operating expenses	397	377	1,185	1,099
Operating income	94	85	275	244
Other income and (deductions)
Interest expense, net	(26)	(22)	(75)	(69)
Other, net	4	6	12	20
Total other income and (deductions)	(22)	(16)	(63)	(49)
Income before income taxes	72	69	212	195
Income taxes	17	14	49	39
Net income	$55	$55	$163	$156
Comprehensive income	$55	$55	$163	$156
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$163	$156
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	189	183
Deferred income taxes and amortization of investment tax credits	24	12
Other non-cash operating activities	42	29
Changes in assets and liabilities:
Accounts receivable	20	(1)
Receivables from and payables to affiliates, net	(3)	(3)
Inventories	(16)	(17)
Accounts payable and accrued expenses	15	14
Collateral received, net	—	2
Income taxes	(1)	(25)
Regulatory assets and liabilities, net	(32)	(41)
Pension and non-pension postretirement benefit contributions	(1)	(1)
Other assets and liabilities	23	19
Net cash flows provided by operating activities	423	327
Cash flows from investing activities
Capital expenditures	(402)	(404)
Net cash flows used in investing activities	(402)	(404)
Cash flows from financing activities
Changes in short-term borrowings	(111)	(63)
Issuance of long-term debt	125	175
Retirement of long-term debt	—	(33)
Dividends paid on common stock	(149)	(162)
Contributions from parent	107	160
Other financing activities	(8)	(6)
Net cash flows (used in) provided by financing activities	(36)	71
Decrease in cash, restricted cash, and cash equivalents	(15)	(6)
Cash, restricted cash, and cash equivalents at beginning of period	23	16
Cash, restricted cash, and cash equivalents at end of period	$8	$10

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(40)	$9

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$6	$21
Restricted cash and cash equivalents	2	2
Accounts receivable
Customer accounts receivable	178	210
Customer allowance for credit losses	(20)	(17)
Customer accounts receivable, net	158	193
Other accounts receivable	67	63
Other allowance for credit losses	(9)	(9)
Other accounts receivable, net	58	54
Receivables from affiliates	1	—
Inventories, net
Fossil fuel	9	6
Materials and supplies	108	95
Prepaid utility taxes	—	26
Regulatory assets	69	60
Prepaid renewable energy credits	22	29
Other	10	16
Total current assets	443	502
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,196 and $2,075 as of September 30, 2025 and December 31, 2024, respectively)	5,733	5,540
Deferred debits and other assets
Regulatory assets	212	215
Prepaid pension asset	107	120
Other	45	44
Total deferred debits and other assets	364	379
Total assets	$6,540	$6,421
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$33	$144
Long-term debt due within one year	53	130
Accounts payable	147	187
Accrued expenses	71	55
Payables to affiliates	23	26
Customer deposits	35	34
Regulatory liabilities	38	42
Renewable energy credit obligations	35	48
Other	18	22
Total current liabilities	453	688
Long-term debt	2,291	2,090
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	983	946
Regulatory liabilities	316	325
Asset retirement obligations	12	13
Non-pension postretirement benefit obligations	2	3
Other	120	114
Total deferred credits and other liabilities	1,433	1,401
Total liabilities	4,177	4,179
Commitments and contingencies
Shareholder's equity
Common stock	1,722	1,615
Retained earnings	641	627
Total shareholder's equity	2,363	2,242
Total liabilities and shareholder's equity	$6,540	$6,421
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,615	$627	$2,242
Net income	—	69	69
Common stock dividends	—	(46)	(46)
Contributions from parent	99	—	99
Balance at March 31, 2025	$1,714	$650	$2,364
Net income	—	39	39
Common stock dividends	—	(44)	(44)
Contributions from parent	—	—	—
Balance at June 30, 2025	$1,714	$645	$2,359
Net income	—	55	55
Common stock dividends	—	(59)	(59)
Contributions from parent	8	—	8
Balance at September 30, 2025	$1,722	$641	$2,363

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$1,455	$638	$2,093
Net income	—	66	66
Common stock dividends	—	(45)	(45)
Contributions from parent	154	—	154
Balance at March 31, 2024	$1,609	$659	$2,268
Net income	—	34	34
Common stock dividends	—	(39)	(39)
Balance at June 30, 2024	$1,609	$654	$2,263
Net income	—	55	55
Common stock dividends	—	(78)	(78)
Contributions from parent	6	—	6
Balance at September 30, 2024	$1,615	$631	$2,246

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating revenues
Electric operating revenues	$553	$533	$1,323	$1,281
Revenues from alternative revenue programs	16	6	2	(3)
Operating revenues from affiliates	1	1	3	2
Total operating revenues	570	540	1,328	1,280
Operating expenses
Purchased power	286	245	616	557
Operating and maintenance	55	58	161	155
Operating and maintenance from affiliates	37	38	116	119
Depreciation and amortization	61	67	188	214
Taxes other than income taxes	2	2	7	7
Total operating expenses	441	410	1,088	1,052
Operating income	129	130	240	228
Other income and (deductions)
Interest expense, net	(20)	(21)	(62)	(59)
Other, net	2	4	8	12
Total other income and (deductions)	(18)	(17)	(54)	(47)
Income before income taxes	111	113	186	181
Income taxes	29	30	48	48
Net income	$82	$83	$138	$133
Comprehensive income	$82	$83	$138	$133
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$138	$133
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	188	214
Deferred income taxes and amortization of investment tax credits	32	33
Other non-cash operating activities	42	49
Changes in assets and liabilities:
Accounts receivable	9	(77)
Receivables from and payables to affiliates, net	(8)	(8)
Inventories	(10)	(5)
Accounts payable and accrued expenses	5	(18)
Income taxes	3	(2)
Regulatory assets and liabilities, net	(14)	(62)
Pension and non-pension postretirement benefit contributions	(3)	(7)
Other assets and liabilities	(21)	(39)
Net cash flows provided by operating activities	361	211
Cash flows from investing activities
Capital expenditures	(292)	(265)
Net cash flows used in investing activities	(292)	(265)
Cash flows from financing activities
Changes in short-term borrowings	(116)	(30)
Issuance of long-term debt	100	250
Retirement of long-term debt	—	(150)
Dividends paid on common stock	(132)	(100)
Contributions from parent	98	85
Other financing activities	(5)	(5)
Net cash flows (used in) provided by financing activities	(55)	50
Increase (decrease) in cash and cash equivalents	14	(4)
Cash and cash equivalents at beginning of period	14	21
Cash and cash equivalents at end of period	$28	$17

Supplemental cash flow information
Decrease in capital expenditures not paid	$(19)	$(10)
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$25	$14
Restricted cash and cash equivalents	3	—
Accounts receivable
Customer accounts receivable	221	223
Customer allowance for credit losses	(31)	(32)
Customer accounts receivable, net	190	191
Other accounts receivable	64	79
Other allowance for credit losses	(14)	(13)
Other accounts receivable, net	50	66
Receivables from affiliates	11	7
Inventories, net	72	62
Prepaid utility taxes	7	—
Regulatory assets	94	101
Other	8	6
Total current assets	460	447
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,917 and $1,798 as of September 30, 2025 and December 31, 2024, respectively)	4,484	4,366
Deferred debits and other assets
Regulatory assets	526	502
Prepaid pension asset	3	1
Other	43	33
Total deferred debits and other assets	572	536
Total assets	$5,516	$5,349
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$70	$186
Long-term debt due within one year	155	154
Accounts payable	164	163
Accrued expenses	47	52
Payables to affiliates	18	22
Customer deposits	25	24
Regulatory liabilities	66	10
Other	10	10
Total current liabilities	555	621
Long-term debt	1,880	1,779
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	851	816
Regulatory liabilities	138	146
Other	64	62
Total deferred credits and other liabilities	1,053	1,024
Total liabilities	3,488	3,424
Commitments and contingencies
Shareholder's equity
Common stock	2,013	1,915
Retained earnings	15	10
Total shareholder's equity	2,028	1,925
Total liabilities and shareholder's equity	$5,516	$5,349

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements Of Changes In Shareholder's Equity
(Unaudited)

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,915	$10	$1,925
Net income	—	31	31
Common stock dividends	—	(20)	(20)
Contributions from parent	94	—	94
Balance at March 31, 2025	$2,009	$21	$2,030
Net income	—	24	24
Common stock dividends	—	(24)	(24)
Contributions from parent	—	—	—
Balance at June 30, 2025	$2,009	$21	$2,030
Net income	—	82	82
Common stock dividends	—	(88)	(88)
Contributions from parent	4	—	4
Balance at September 30, 2025	$2,013	$15	$2,028

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2023	$1,830	$(18)	$1,812
Net income	—	29	29
Common stock dividends	—	(22)	(22)
Contributions from parent	81	—	81
Balance at March 31, 2024	$1,911	$(11)	$1,900
Net income	—	21	21
Common stock dividends	—	(22)	(22)
Balance at June 30, 2024	$1,911	$(12)	$1,899
Net income	—	83	83
Common stock dividends	—	(56)	(56)
Contributions from parent	4	—	4
Balance at September 30, 2024	$1,915	$15	$1,930

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
Transmission and distribution of electricity to retail customers
Basis of Presentation (All Registrants)
This is a combined quarterly report of all Registrants. The Notes to the Consolidated Financial Statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. When appropriate, the Registrants are named specifically for their related activities and disclosures. Each of the Registrants' Consolidated Financial Statements includes the accounts of its subsidiaries. All intercompany transactions have been eliminated.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
The accompanying consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited but, in the opinion of each Registrant's management, the Registrants include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2024 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2025. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
New Accounting Standards (All Registrants)
New Accounting Standards Issued and Not Yet Adopted as of September 30, 2025: The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of September 30, 2025. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) in their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures, as well as the potential to early adopt where applicable. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation that such standards will not significantly impact the Registrants' financial reporting.
Improvement to Income Tax Disclosures (Issued December 2023). Provides additional disclosure requirements related to the effective tax rate reconciliation and income taxes paid. Under the revised guidance for the effective tax reconciliations, entities would be required to disclose: (1) eight specific categories in the effective tax rate reconciliation in both percentages and reporting currency amount, (2) additional information for reconciling items over a certain threshold, (3) explanation of individual reconciling items disclosed, and (4) provide a qualitative description of the state and local jurisdictions that contribute to the majority of the state income tax expense. For each annual period presented, the new standard requires disclosure of the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The standard is effective for annual periods beginning January 1, 2025.
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
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
Pepco - Maryland	October 14, 2025	Electric	$133	10.50%	Third quarter of 2026
DPL - Delaware(a)	September 20, 2024 (amended September 5, 2025)	Natural Gas	$37	10.65%	First quarter of 2026
ACE - New Jersey(b)	November 21, 2024	Electric	$109	10.70%	Fourth quarter of 2025
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
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear power generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. As of September 30, 2025, the seller had not provided notification to ComEd or the IPA that any subsidies or tax credits, such as nuclear production tax credits that became available for electricity generated beginning January 1, 2024, have been monetized and the IPA has not adjusted the CMC price paid by ComEd. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. Beginning with the June 2022 monthly billing period, ComEd began issuing credits and/or charges to its retail customers under its CMC rider, the Rider Carbon-Free Resource Adjustment (Rider CFRA). A regulatory asset is recorded for the difference between ComEd's costs associated with the procurement of CMCs from

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
participating nuclear power generating facilities and revenues received from customers. The balance as of September 30, 2025 is $94 million. On October 31, 2025, the seller provided notification to ComEd and the IPA that it has reflected on its 2024 federal income tax return $804 million of nuclear production tax credits associated with its participating nuclear power generating facilities. These amounts will be collected from the seller and returned to customers. In the fourth quarter of 2025, Exelon and ComEd’s Consolidated Balance Sheets will reflect these amounts as a receivable from the seller with an offsetting regulatory liability.
On February 2, 2024, ComEd filed a petition with the ICC to initiate the reconciliation proceeding for the costs incurred in connection with the procurement of CMC’s during the delivery year beginning June 1, 2022 and extending through May 31, 2023. While both Staff and the Administrative Law Judge's proposed order supported ComEd’s proposed reconciliation adjustment, on September 4, 2025, the ICC issued its final order rejecting the proposed reconciliation adjustment. Specifically, the order disallowed portions of the administrative costs as well as a portion of ComEd's interest costs on the balance of credit extended to customers under the applicable tariff that were not yet funded by payments from the generator. The CMC costs themselves were not disallowed. The order resulted in an immaterial impact to the financial statements and on October 3, 2025 ComEd filed its Application for Rehearing. On October 16, 2025, the ICC denied ComEd's Application. On October 17, 2025, ComEd filed its appeal with the Illinois Appellate Court for review of the ICC's order and its denial of rehearing.
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
Energy Efficiency Formula Rate (Exelon and ComEd). ComEd filed its annual energy efficiency formula rate update with the ICC on May 23, 2025. The revenue requirement is used to set the rates that will take effect in January 2026, subject to the ICC's review and approval. The requested revenue requirement update is based on a reconciliation of the 2024 actual costs plus projected 2026 expenditures.

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
Maryland Regulatory Matters
Next Generation Energy Act (Exelon, BGE, PHI, Pepco, and DPL). On May 20, 2025, the Governor of Maryland signed into law legislation that addresses several matters pertaining to electric and gas utilities, including affirming that the MDPSC may approve the use of multi-year rate plans that demonstrate customer benefits, among other things. It also prohibits utilities from filing after January 1, 2025, for the reconciliation of actuals costs and revenues to amounts approved within the multi-year plans. In the second quarter of 2025, BGE derecognized Regulatory assets of $10 million and Regulatory liabilities of $3 million for multi-year plan reconciliations that will no longer be filed. DPL also derecognized Regulatory liabilities of $0.4 million during the second quarter of 2025 for multi-year reconciliations yet to be filed. Multi-year plan reconciliations filed prior to January 1, 2025, remain lawful and will be resolved in their respective proceedings.
Summer Rate Mitigation (Exelon, BGE, PHI, Pepco, and DPL). As part of the passing of the Next Generation Energy Act by the Maryland General Assembly, the MDPSC issued an order on June 26, 2025, to implement the Legislative Energy Relief Refund program under which bill credits will be distributed to residential customers

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
based on their consumption of electricity supply that is subject to the renewable energy portfolio standard. On July 24, 2025, the MDPSC issued an order accepting BGE, Pepco, and DPL's proposal for the implementation of the program. As a result, BGE, Pepco, and DPL received $49 million, $21 million, and $8 million, respectively, from the MDPSC on August 6, 2025. These amounts were used to reduce residential customer account receivable balances within the third quarter of 2025. An additional disbursement from the state of Maryland is expected in the first quarter of 2026, which will also be used to reduce residential customer receivables upon receipt.
New Jersey Regulatory Matters
Summer Rate Mitigation (Exelon and ACE). In response to significant increases in electric supply costs, on April 23, 2025, the NJBPU issued an order directing the State's electric public utilities to file petitions proposing distribution side measures to mitigate residential customer bill impacts during summer months. As a result, on June 18, 2025, the NJBPU approved a stipulation of settlement for ACE to issue a bill credit of $30 per residential customer for the months of July and August 2025, which was deferred to a Regulatory asset. The amounts will subsequently be collected from September 2025 through February 2026 at a flat rate of $10 per residential customer. The bill credit and subsequent collections will not be subject to carrying costs.
Residential Universal Bill Credit (Exelon and ACE). In an effort to further reduce the burden of increased electric supply costs, on August 13, 2025, the NJBPU issued an order to establish the RUBC, which will be funded by the NJBPU. The program will provide a $50 bill credit per eligible residential customer for the months of September and October 2025. ACE received $51 million from the NJBPU on September 25, 2025, which was recognized as a Regulatory liability. ACE subsequently issued $25 million in bill credits to residential customers in September 2025 reducing the Regulatory liability to $26 million as of September 30, 2025. The remaining funds were disbursed in October 2025.
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
ComEd. Regulatory assets decreased $370 million primarily due to a decrease of $453 million in the Electric distribution formula rate annual reconciliations, partially offset by an increase of $73 million in the Zero emission credit regulatory assets. Regulatory liabilities increased $644 million primarily due to an increase of $451 million in the Decommissioning the Regulatory Agreement Units and an increase of $193 million in Renewable portfolio standards costs regulatory liabilities.
PECO. Regulatory assets increased $229 million primarily due to an increase of $184 million in the Deferred income taxes regulatory asset and an increase of $53 million in the Deferred storm cost regulatory asset. Regulatory liabilities increased $212 million primarily due to an increase of $181 million in the Decommissioning the Regulatory Agreement Units and an increase of $44 million in the Electric energy and natural gas costs regulatory liabilities.
BGE. Regulatory liabilities decreased $28 million primarily due to a decrease of $41 million in the Deferred income taxes regulatory liability, partially offset by an increase of $10 million in the Transmission formula rate annual reconciliations regulatory liability.
Pepco. Regulatory liabilities decreased $39 million primarily due to a decrease of $37 million in the Deferred income taxes regulatory liability.
DPL. Regulatory assets increased $6 million primarily due to an increase of $16 million in the Electric energy and natural gas costs regulatory asset, partially offset by a decrease of $8 million in the Transmission formula rate annual reconciliations regulatory asset.
ACE. Regulatory assets increased $17 million primarily due to an increase of $26 million in the Summer rate mitigation regulatory asset. Regulatory liabilities increased $48 million primarily due to an increase of $26 million in the RUBC regulatory liability, an increase of $12 million in the Transmission formula rate annual reconciliations regulatory liability, and an increase of $6 million in the Electric energy and natural gas costs regulatory liability.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at September 30, 2025 and December 31, 2024.

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(d)	ACE(e)
September 30, 2025	$67	$21	$5	$41	$23	$1	$17
December 31, 2024	117	46	16	55	40	1	14
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
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three and nine months ended September 30, 2025 and 2024. At September 30, 2025 and December 31, 2024, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2024	$127	$127	$101	$13	$13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2025	$126	$126	$100	$13	$13
Revenues recognized	(3)	(3)	(2)	(1)	—
Balance at June 30, 2025	$123	$123	$98	$12	$13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at September 30, 2025	$122	$122	$97	$12	$13

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2023	$133	$133	$107	$13	$13
Revenues recognized	(2)	(2)	(2)	—	—
Balance at March 31, 2024	$131	$131	$105	$13	$13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at June 30, 2024	$130	$130	$104	$13	$13
Revenues recognized	(2)	(2)	(2)	—	—
Balance at September 30, 2024	$128	$128	$102	$13	$13
__________
(a)Revenues recognized in the three and nine months ended September 30, 2025 and 2024, were included in the contract liabilities at December 31, 2024 and 2023, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2025. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.

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

Year	Exelon	PHI	Pepco	DPL	ACE
2025	$3	$3	$2	$—	$1
2026	5	5	5	—	—
2027	6	6	5	1	—
2028	6	6	5	—	1
2029 and thereafter	102	102	80	11	11
Total	$122	$122	$97	$12	$13
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 is as follows:
Three Months Ended September 30, 2025 and 2024

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2025
Electric revenues	$2,275	$1,097	$1,091	$2,021	$—	$(6)	$6,478
Natural gas revenues	—	83	118	27	—	(1)	227
Shared service and other revenues	—	—	—	3	447	(450)	—
Total operating revenues	$2,275	$1,180	$1,209	$2,051	$447	$(457)	$6,705
2024
Electric revenues	$2,229	$960	$925	$1,836	$—	$(6)	$5,944
Natural gas revenues	—	70	119	23	—	(2)	210
Shared service and other revenues	—	—	—	3	441	(444)	—
Total operating revenues	$2,229	$1,030	$1,044	$1,862	$441	$(452)	$6,154
Less:
Purchased power
2025	$806	$428	$547	$864	$—	$—	$2,645

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2024	835	372	407	735	—	—	2,349
Purchased fuel
2025	$—	$18	$21	$8	$—	$—	$47
2024	—	14	13	7	—	—	34
Operating and maintenance
2025	$313	$183	$179	$290	$409	$(202)	$1,172
2024	307	251	221	275	404	(183)	1,275
Operating and maintenance from affiliates
2025	$96	$58	$60	$45	$11	$(270)	$—
2024	103	62	60	47	11	(283)	—
Depreciation and amortization
2025	$395	$115	$155	$234	$13	$—	$912
2024	387	108	162	235	16	—	908
Taxes other than income taxes
2025	$107	$69	$93	$150	$10	$—	$429
2024	99	61	86	140	9	—	395
(Gain) on sale of assets
2025	$—	$—	$—	$—	$—	$—	$—
2024	—	—	—	—	(3)	—	(3)
Interest expense, net(c)
2025	$132	$63	$64	$102	$170	$—	$531
2024	125	55	57	95	158	—	490
Interest expense to affiliates, net(c)
2025	$3	$2	$—	$—	$—	$2	$7
2024	3	3	—	—	—	—	6
Other, net
2025	$(33)	$(11)	$(15)	$(18)	$(4)	$13	$(68)
2024	(26)	(9)	(11)	(22)	(3)	14	(57)
Income Taxes
2025	$83	$5	$23	$85	$(41)	$—	$155
2024	36	(4)	4	72	(58)	—	50
Net income (loss) attributable to common shareholders
2025	$373	$250	$82	$291	$(121)	$—	$875
2024	360	117	45	278	(93)	—	707
Supplemental segment information
Intersegment revenues(d)
2025	$2	$3	$2	$2	$444	$(453)	$—
2024	2	4	3	3	438	(450)	—
Capital Expenditures
2025	$781	$502	$407	$444	$2	$—	$2,136
2024	508	382	365	440	—	—	1,695
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
(d)See Note 15 — Related Party Transactions for additional information on intersegment revenues.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2025
Electric revenues	$992	$464	$570	$—	$(5)	$2,021
Natural gas revenues	—	27	—	—	—	27
Shared service and other revenues	—	—	—	106	(103)	3
Total operating revenues	$992	$491	$570	$106	$(108)	$2,051
2024
Electric revenues	$861	$439	$540	$—	$(4)	$1,836
Natural gas revenues	—	23	—	—	—	23
Shared service and other revenues	—	—	—	103	(100)	3
Total operating revenues	$861	$462	$540	$103	$(104)	$1,862
Less:
Purchased power
2025	$367	$211	$286	$—	$—	$864
2024	294	196	245	—	—	735
Purchased fuel
2025	$—	$8	$—	$—	$—	$8
2024	—	7	—	—	—	7
Operating and maintenance
2025	$95	$51	$55	$89	$—	$290
2024	82	49	58	86	—	275
Operating and maintenance from affiliates
2025	$59	$43	$37	$14	$(108)	$45
2024	58	43	38	12	(104)	47
Depreciation and amortization
2025	$110	$63	$61	$—	$—	$234
2024	102	62	67	4	—	235
Taxes other than income taxes
2025	$122	$21	$2	$5	$—	$150
2024	114	20	2	4	—	140
Loss on sale of assets
2025	$—	$—	$—	$—	$—	$—
2024	—	—	—	—	—	—
Interest expense, net(c)
2025	$53	$26	$20	$3	$—	$102
2024	50	22	21	2	—	95
Interest expense to affiliates, net(c)
2025	$—	$—	$—	$—	$—	$—
2024	—	—	—	1	(1)	—
Other, net
2025	$(11)	$(4)	$(2)	$(1)	$—	$(18)
2024	(11)	(6)	(4)	(2)	1	(22)
Income Taxes
2025	$41	$17	$29	$(2)	$—	$85
2024	32	14	30	(4)	—	72
Net income (loss) attributable to common shareholders

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025	$156	$55	$82	$(2)	$—	$291
2024	140	55	83	—	—	278
Supplemental segment information
Intersegment revenues(d)
2025	$2	$2	$1	$106	$(109)	$2
2024	2	2	1	103	(105)	3
Capital Expenditures
2025	$221	$125	$96	$2	$—	$444
2024	218	136	85	1	—	440
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

	Three Months Ended September 30, 2025
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$1,365	$735	$684	$1,147	$501	$283	$363
Small commercial & industrial	645	167	113	210	56	72	82
Large commercial & industrial	217	101	172	406	331	32	43
Public authorities & electric railroads	14	8	8	16	8	4	4
Other(a)	229	78	122	235	98	77	62
Total electric revenues(b)	$2,470	$1,089	$1,099	$2,014	$994	$468	$554
Natural gas revenues
Residential	$—	$50	$68	$13	$—	$13	$—
Small commercial & industrial	—	23	14	7	—	7	—
Large commercial & industrial	—	1	37	1	—	1	—
Transportation	—	7	—	4	—	4	—
Other(c)	—	1	6	2	—	2	—
Total natural gas revenues(d)	$—	$82	$125	$27	$—	$27	$—
Total revenues from contracts with customers	$2,470	$1,171	$1,224	$2,041	$994	$495	$554
Other revenues
Revenues from alternative revenue programs	$(206)	$2	$(20)	$6	$(5)	$(5)	$16
Other electric revenues(e)	11	6	4	4	3	1	—
Other natural gas revenues(e)	—	1	1	—	—	—	—
Total other revenues	$(195)	$9	$(15)	$10	$(2)	$(4)	$16
Total revenues for reportable segments	$2,275	$1,180	$1,209	$2,051	$992	$491	$570

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
•$2 million, $2 million at ComEd
•$2 million, $3 million at PECO
•$1 million, $2 million at BGE
•$2 million, $3 million at PHI
•$2 million, $2 million at Pepco
•$2 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2025 and 2024 respectively of:
•$1 million, $1 million at PECO
•$1 million, $1 million at BGE
(e)Includes late payment charge revenues.

Nine Months Ended September 30, 2025 and 2024

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2025
Electric revenues	$6,176	$2,933	$2,951	$5,253	$—	$(30)	$17,283
Natural gas revenues	—	580	840	148	—	(5)	1,563
Shared service and other revenues	—	—	—	7	1,381	(1,388)	—
Total operating revenues	$6,176	$3,513	$3,791	$5,408	$1,381	$(1,423)	$18,846
2024

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Electric revenues	$6,403	$2,537	$2,588	$4,809	$—	$(17)	$16,320
Natural gas revenues	—	438	680	122	—	(3)	1,237
Shared service and other revenues	—	—	—	7	1,369	(1,376)	—
Total operating revenues	$6,403	$2,975	$3,268	$4,938	$1,369	$(1,396)	$17,557
Less:
Purchased power
2025	$2,044	$1,093	$1,365	$2,138	$—	$—	$6,640
2024	2,504	977	1,108	1,895	(1)	—	6,483
Purchased fuel
2025	$—	$195	$219	$57	$—	$—	$471
2024	—	136	120	44	1	—	301
Operating and maintenance
2025	$958	$690	$621	$876	$1,313	$(618)	$3,840
2024	970	695	613	780	1,277	(579)	3,756
Operating and maintenance from affiliates
2025	$296	$182	$186	$148	$32	$(844)	$—
2024	307	181	182	147	29	(846)	—
Depreciation and amortization
2025	$1,162	$336	$473	$701	$45	$—	$2,717
2024	1,124	318	474	716	49	—	2,681

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Taxes other than income taxes
2025	$303	$183	$273	$426	$31	$—	$1,216
2024	287	164	254	395	27	—	1,127
(Gain) on sale of assets
2025	$—	$—	$—	$(1)	$—	$—	$(1)
2024	(5)	(4)	—	—	(3)	—	(12)
Interest expense, net(c)
2025	$385	$179	$183	$303	$510	$—	$1,560
2024	364	161	159	279	469	(4)	1,428
Interest expense to affiliates, net(c)
2025	$10	$9	$—	$2	$(1)	$(2)	$18
2024	10	9	—	—	(3)	2	18
Other, net
2025	$(86)	$(29)	$(35)	$(54)	$(22)	$41	$(185)
2024	(66)	(27)	(27)	(79)	(28)	31	(196)
Income taxes
2025	$201	$23	$108	$184	$(120)	$—	$396
2024	85	9	32	158	(126)	—	158
Net income (loss) attributable to common shareholders
2025	$903	$652	$398	$628	$(407)	$—	$2,174
2024	823	356	353	603	(322)	—	1,813
Supplemental segment information
Intersegment revenues(d)
2025	$19	$9	$6	$7	$1,374	$(1,415)	$—
2024	6	7	7	7	1,362	(1,389)	—
Capital expenditures
2025	$1,970	$1,334	$1,211	$1,552	$28	$—	$6,095
2024	1,619	1,125	1,033	1,343	41	—	5,161
Total assets
September 30, 2025	$47,010	$19,227	$16,742	$28,947	$5,365	$(3,752)	$113,539
December 31, 2024	44,750	17,123	15,542	28,297	6,012	(3,940)	107,784
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
(d)See Note 15 — Related Party Transactions for additional information on intersegment revenues.
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2025
Electric revenues	$2,626	$1,312	$1,328	$—	$(13)	$5,253
Natural gas revenues	—	148	—	—	—	148
Shared service and other revenues	—	—	—	323	(316)	7

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Total operating revenues	$2,626	$1,460	$1,328	$323	$(329)	$5,408
2024
Electric revenues	$2,320	$1,221	$1,280	$—	$(12)	$4,809
Natural gas revenues	—	122	—	—	—	122
Shared service and other revenues	—	—	—	328	(321)	7
Total operating revenues	$2,320	$1,343	$1,280	$328	$(333)	$4,938
Less:
Purchased power
2025	$942	$580	$616	$—	$—	$2,138
2024	808	529	557	1	—	1,895
Purchased fuel
2025	$—	$57	$—	$—	$—	$57
2024	—	44	—	—	—	44
Operating and maintenance
2025	$282	$162	$161	$271	$—	$876
2024	206	151	155	268	—	780
Operating and maintenance from affiliates
2025	$184	$134	$116	$43	$(329)	$148
2024	186	133	119	41	(332)	147
Depreciation and amortization
2025	$321	$189	$188	$3	$—	$701
2024	307	183	214	12	—	716
Taxes other than income taxes
2025	$344	$63	$7	$12	$—	$426
2024	317	59	7	12	—	395
(Gain) on sale of assets
2025	$(1)	$—	$—	$—	$—	$(1)
2024	—	—	—	—	—	—
Interest expense, net(c)
2025	$159	$75	$62	$7	$—	$303
2024	142	69	59	7	2	279
Interest expense to affiliates, net(c)
2025	$—	$—	$—	$2	$—	$2
2024	—	—	—	3	(3)	—
Other, net
2025	$(31)	$(12)	$(8)	$(3)	$—	$(54)
2024	(43)	(20)	(12)	(4)	—	(79)
Income taxes
2025	$89	$49	$48	$(2)	$—	$184
2024	74	39	48	(3)	—	158
Net income (loss) attributable to common shareholders
2025	$337	$163	$138	$(10)	$—	$628
2024	323	156	133	(9)	—	603
Supplemental segment information
Intersegment revenues(d)
2025	$4	$6	$3	$323	$(329)	$7
2024	5	5	2	328	(333)	7
Capital expenditures

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025	$690	$402	$292	$168	$—	$1,552
2024	672	404	265	2	—	1,343
Total assets
September 30, 2025	$12,326	$6,540	$5,516	$4,604	$(39)	$28,947
December 31, 2024	12,000	6,421	5,349	4,567	(40)	28,297
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

	Nine Months Ended September 30, 2025
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$3,452	$1,921	$1,829	$2,847	$1,273	$792	$782
Small commercial & industrial	1,799	484	311	548	155	200	193
Large commercial & industrial	689	260	456	1,144	911	92	141
Public authorities & electric railroads	43	26	25	56	29	13	14
Other(a)	688	231	352	688	274	224	196
Total electric revenues(b)	$6,671	$2,922	$2,973	$5,283	$2,642	$1,321	$1,326
Natural gas revenues
Residential	$—	$396	$555	$86	$—	$86	$—
Small commercial & industrial	—	140	100	35	—	35	—
Large commercial & industrial	—	1	178	6	—	6	—
Transportation	—	28	—	13	—	13	—
Other(c)	—	13	37	8	—	8	—
Total natural gas revenues(d)	$—	$578	$870	$148	$—	$148	$—
Total revenues from contracts with customers	$6,671	$3,500	$3,843	$5,431	$2,642	$1,469	$1,326
Other revenues
Revenues from alternative revenue programs	$(525)	$(6)	$(63)	$(27)	$(19)	$(10)	$2
Other electric revenues(e)	30	17	9	4	3	1	—
Other natural gas revenues(e)	—	2	2	—	—	—	—
Total other revenues	$(495)	$13	$(52)	$(23)	$(16)	$(9)	$2
Total revenues for reportable segments	$6,176	$3,513	$3,791	$5,408	$2,626	$1,460	$1,328

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
•$19 million, $6 million at ComEd
•$7 million, $5 million at PECO
•$4 million, $4 million at BGE
•$7 million, $7 million at PHI
•$4 million, $5 million at Pepco
•$6 million, $5 million at DPL
•$3 million, $2 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2025 and 2024 respectively of:
•$2 million, $2 million at PECO
•$2 million, $3 million at BGE
(e)Includes late payment charge revenues.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
5. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended September 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2025	$465	$122	$154	$66	$123	$69	$21	$33
Plus: Current period provision for expected credit losses(a)(b)	82	37	22	8	15	11	3	1
Less: Write-offs(c)(d), net of recoveries(e)	96	44	31	6	15	8	4	3
Balance at September 30, 2025	$451	$115	$145	$68	$123	$72	$20	$31

	Three Months Ended September 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2024	$372	$112	$112	$45	$103	$53	$16	$34
Plus: Current period provision for expected credit losses	84	16	28	20	20	12	4	4
Less: Write-offs, net of recoveries	30	7	5	5	13	7	3	3
Balance at September 30, 2024	$426	$121	$135	$60	$110	$58	$17	$35

	Nine Months Ended September 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$406	$109	$133	$56	$108	$59	$17	$32
Plus: Current period provision for expected credit losses(f)(g)(h)	224	66	68	34	56	35	13	8
Less: Write-offs(i), net of recoveries(e)	179	60	56	22	41	22	10	9
Balance at September 30, 2025	$451	$115	$145	$68	$123	$72	$20	$31

	Nine Months Ended September 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$317	$69	$95	$46	$107	$52	$19	$36
Plus: Current period provision for expected credit losses	221	77	63	34	47	30	8	9
Less: Write-offs, net of recoveries	112	25	23	20	44	24	10	10
Balance at September 30, 2024	$426	$121	$135	$60	$110	$58	$17	$35
_________
(a)For ComEd, the increase is primarily a result of increased aging of receivables.
(b)For PECO, BGE, and ACE, the decrease is primarily a result of decreased receivable balances.
(c)For ComEd, the increase is primarily a result of timing of write-offs.
(d)For PECO, the increase is primarily a result of increased disconnection activities.
(e)Recoveries were not material to the Registrants.
(f)For ComEd, the decrease is primarily a result of increased disconnection activities.
(g)For PECO, Pepco, and DPL, the increase is primarily a result of increased receivable balances.
(h)For ACE, the decrease is primarily a result of decreased receivable balances.
(i)For ComEd and PECO, the increase is primarily a result of increased disconnection activities.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended September 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2025	$107	$31	$19	$5	$52	$28	$9	$15
Plus: Current period provision (benefit) for expected credit losses(a)(b)	7	5	2	1	(1)	—	—	(1)
Less: Write-offs(c), net of recoveries(d)	16	11	4	1	—	—	—	—
Balance at September 30, 2025	$98	$25	$17	$5	$51	$28	$9	$14

	Three Months Ended September 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2024	$108	$29	$20	$5	$54	$34	$7	$13
Plus: Current period provision (benefit) for expected credit losses	7	10	1	3	(7)	(8)	—	1
Less: Write-offs, net of recoveries	4	—	1	2	1	—	—	1
Balance at September 30, 2024	$111	$39	$20	$6	$46	$26	$7	$13

	Nine Months Ended September 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$107	$34	$18	$6	$49	$27	$9	$13
Plus: Current period provision (benefit) for expected credit losses(e)(f)	15	4	9	(1)	3	1	—	2
Less: Write-offs(g)(h), net of recoveries(d)	24	13	10	—	1	—	—	1
Balance at September 30, 2025	$98	$25	$17	$5	$51	$28	$9	$14

	Nine Months Ended September 30, 2024
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2023	$82	$17	$8	$7	$50	$28	$8	$14
Plus: Current period provision (benefit) for expected credit losses	43	25	15	4	(1)	(2)	(1)	2
Less: Write-offs, net of recoveries	14	3	3	5	3	—	—	3
Balance at September 30, 2024	$111	$39	$20	$6	$46	$26	$7	$13
_________
(a)For Pepco, the increase is primarily due to changes in risk profile.
(b)For ACE, the decrease is primarily a result of decreased receivable balances.
(c)For ComEd, the increase is primarily a result of increased disconnection activities.
(d)Recoveries were not material to the Registrants.
(e)For ComEd, the decrease is primarily a result of decreased aging of receivables.
(f)For PECO and BGE, the decrease is primarily a result of decreased receivable balances.
(g)For ComEd and PECO, the increase is primarily a result of increased disconnection activities.
(h)For BGE and ACE, the decrease is primarily a result of increased collection activities.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2025	$1,002	$401	$207	$178	$216	$111	$51	$54
December 31, 2024	1,114	335	254	257	268	121	76	71
__________
(a)Unbilled customer revenues are classified in Customer accounts receivable, net in the Registrants' Consolidated Balance Sheets.
Other Purchases of Customer and Other Accounts Receivables
For the nine months ended September 30, 2025 and 2024, the Utility Registrants were required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, Delaware, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participated in the utilities' consolidated billing. The following table presents the total receivables purchased.

	Total receivables purchased
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Nine months ended September 30, 2025	$3,320	$814	$954	$550	$1,002	$624	$201	$177
Nine months ended September 30, 2024	3,177	750	854	606	967	607	191	169

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes
6. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended September 30, 2025(a)
	Exelon	ComEd(b)	PECO(c)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.7	7.4	(1.4)	6.3	6.5	6.4	6.5	7.1
Plant basis differences	(5.1)	(0.9)	(16.0)	(1.3)	(0.6)	(0.9)	(0.4)	(0.1)
Excess deferred tax amortization	(6.4)	(8.9)	(1.6)	(4.1)	(4.0)	(5.4)	(3.2)	(1.7)
Amortization of investment tax credit, including deferred taxes on basis difference	—	(0.1)	—	—	—	—	(0.1)	(0.1)
Tax credits	(0.3)	(0.1)	—	(0.6)	(0.4)	(0.2)	(0.5)	(0.3)
Other	0.1	(0.2)	—	0.6	0.1	(0.1)	0.3	0.2
Effective income tax rate	15.0%	18.2%	2.0%	21.9%	22.6%	20.8%	23.6%	26.1%

	Three Months Ended September 30, 2024(a)
	Exelon	ComEd(b)	PECO(c)	BGE(d)	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.7	7.6	(2.1)	6.5	6.5	6.2	6.3	7.4
Plant basis differences	(4.8)	(0.8)	(19.5)	(0.8)	(0.8)	(1.2)	(0.8)	—
Excess deferred tax amortization	(14.0)	(16.6)	(2.6)	(18.6)	(5.5)	(6.7)	(5.9)	(1.6)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.9)	(2.6)	—	(0.6)	(0.6)	(0.5)	(0.6)	(0.5)
Other	(0.3)	0.6	(0.3)	0.8	0.1	(0.2)	0.4	0.3
Effective income tax rate	6.6%	9.1%	(3.5)%	8.2%	20.6%	18.6%	20.3%	26.5%
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes

	Nine Months Ended September 30, 2025(a)
	Exelon	ComEd(b)	PECO(c)	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.6	7.5	(2.3)	6.2	6.6	6.4	6.4	7.1
Plant basis differences	(4.6)	(0.9)	(14.0)	(1.5)	(0.6)	(0.9)	(0.5)	(0.1)
Excess deferred tax amortization	(6.5)	(9.0)	(1.6)	(4.1)	(4.1)	(5.4)	(3.5)	(1.6)
Amortization of investment tax credit, including deferred taxes on basis difference	—	(0.1)	—	—	—	—	(0.1)	(0.1)
Tax credits	(0.4)	(0.4)	—	(0.4)	(0.4)	(0.3)	(0.3)	(0.3)
Other	0.3	0.1	0.3	0.1	0.2	0.1	0.1	(0.2)
Effective income tax rate	15.4%	18.2%	3.4%	21.3%	22.7%	20.9%	23.1%	25.8%

	Nine Months Ended September 30, 2024(a)
	Exelon	ComEd(b)	PECO(c)	BGE(d)	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5.8	7.7	(1.2)	6.3	6.5	6.2	6.2	7.4
Plant basis differences	(4.2)	(0.8)	(14.7)	(1.2)	(0.9)	(1.3)	(0.9)	0.1
Excess deferred tax amortization	(14.1)	(17.4)	(2.4)	(17.6)	(5.4)	(6.8)	(5.8)	(1.6)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	—	(0.1)	—	(0.1)	(0.1)
Tax credits	(0.6)	(1.4)	—	(0.4)	(0.5)	(0.4)	(0.4)	(0.4)
Other	0.2	0.4	(0.2)	0.2	0.2	(0.1)	—	0.1
Effective income tax rate	8.0%	9.4%	2.5%	8.3%	20.8%	18.6%	20.0%	26.5%
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
Unrecognized Tax Benefits
Exelon, PHI and DPL have the following unrecognized tax benefits at September 30, 2025 and December 31, 2024. ComEd's, PECO's, BGE's, Pepco's, and ACE's amounts are not material.

	Exelon(a)	PHI	DPL
September 30, 2025	$97	$47	$11
December 31, 2024	96	48	12
__________
(a)At September 30, 2025 and December 31, 2024, Exelon's unrecognized tax benefits is inclusive of $31 million related to Constellation's share of unrecognized tax benefits for periods prior to the separation. Exelon reflected an offsetting receivable of $31 million in Other deferred debits and other assets in the Consolidated Balance Sheet for these amounts.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
At September 30, 2025, Exelon, PHI, and DPL have approximately $64 million, $6 million, and $1 million, respectively, of unrecognized federal tax benefits that could significantly change within the 12 months after the reporting date based on the outcome of pending refund claims that impacts the effective tax rate.
Other Tax Matters
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

On September 30, 2025, the U.S. Treasury issued interim guidance addressing the implementation of CAMT in the form of a notice. The guidance allows entities with regulated operations a repairs adjustment for CAMT purposes, however the provision was drafted in a manner that does not achieve that intended result. Thus, the guidance does not benefit Exelon and has no financial statement impact. Exelon will continue to monitor and assess the potential financial statement impacts of future regulations or other guidance when issued.
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
The following table presents the allocation of tax benefits from Exelon under the Tax Sharing Agreement, for the three and nine months ended September 30, 2025, and 2024.

	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2025	$20	$14	$12	$23	$12	$7	$4
September 30, 2024	30	15	14	16	9	5	2
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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the Exelon tax sharing agreement when Constellation was included in Exelon's consolidated group. At September 30, 2025, there is no balance due to or from Constellation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the Exelon tax sharing agreement when Constellation was included in Exelon's consolidated group. At September 30, 2025, there is no balance due to or from Constellation.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA also provides that Exelon will reimburse Constellation when those allocated tax attribute carryforwards are utilized. In 2025, Exelon remitted $127 million of payments to Constellation for the utilization of pre-closing tax credit carryforwards. At September 30, 2025, Exelon recorded a payable of $175 million and $38 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
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
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and nine months ended September 30, 2025 and 2024.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Retirement Benefits

	Pension Benefits		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$38	$43	$7	$6
Interest cost	146	141	26	24
Expected return on assets	(179)	(184)	(21)	(21)
Amortization of:
Prior service cost (credit)	1	1	(2)	(2)
Actuarial loss (gain)	53	53	(1)	—
Net periodic benefit cost	$59	$54	$9	$7

	Pension Benefits		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$115	$125	$19	$20
Interest cost	439	423	76	72
Expected return on assets	(535)	(552)	(63)	(63)
Amortization of:
Prior service cost (credit)	2	2	(6)	(6)
Actuarial loss (gain)	159	160	(2)	—
Net periodic benefit cost	$180	$158	$24	$23
The amounts below represent the Registrants' allocated pension and OPEB costs (benefits). For Exelon, the service cost component is included in Operating and maintenance expense and Property, plant, and equipment, net while the non-service cost components are included in Other, net and Regulatory assets. For PHI and each of the Utility Registrants, which apply multi-employer accounting, the service cost and non-service cost components are included in Operating and maintenance expense and Property, plant, and equipment, net in their consolidated financial statements.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Retirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension and OPEB Costs (Benefits)	2025	2024	2025	2024
Exelon	$68	$61	$204	$181
ComEd	22	17	64	53
PECO	2	(1)	5	(1)
BGE	16	14	46	45
PHI	23	25	72	71
Pepco	8	8	26	24
DPL	4	4	12	11
ACE	3	3	10	10
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Savings Plan Employer Contributions	2025	2024	2025	2024
Exelon	$30	$25	$86	$76
ComEd	12	12	34	32
PECO	4	3	12	11
BGE	3	2	9	8
PHI	5	4	15	12
Pepco	1	1	4	3
DPL	1	1	3	3
ACE	1	1	2	2
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
__________
(a)See Note 3 — Regulatory Matters of the 2024 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material at September 30, 2025 and December 31, 2024.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. A hypothetical 50 basis point change in the interest rates associated with Exelon's interest rate swaps as of September 30, 2025 would result in an immaterial impact to Exelon's Consolidated Net income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
Below is a summary of the interest rate hedge balances at September 30, 2025 and December 31, 2024.

	Derivatives Designated as Hedging Instruments
	September 30, 2025	December 31, 2024
Other current assets	$—	$14
Other deferred debits (noncurrent assets)	2	12
Total derivative assets	2	26
Mark-to-market derivative liabilities (current liabilities)	—	(1)
Mark-to-market derivative liabilities (noncurrent liabilities)	(8)	—
Total mark-to-market derivative liabilities	(8)	(1)
Total mark-to-market derivative net assets (liabilities)	$(6)	$25
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings.
In February 2025, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $765 million upon issuance of $1 billion of debt. See Note 9 – Debt and Credit Agreements for additional information on the debt issuance. The settlements resulted in a cash receipt of $16 million. The accumulated AOCI gain of $13 million (net of tax) is being amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the 5-year and 10-year terms of the swaps. During the third quarter of 2025, Exelon Corporate entered into $30 million notional of 5-year maturity floating-to-fixed swaps and $30 million notional of 10-year maturity floating-to-fixed swaps, for a total notional of $60 million designated as cash flow hedges. The following table provides the notional amounts outstanding held by Exelon at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
5-year maturity floating-to-fixed swaps	$335	$657
10-year maturity floating-to-fixed swaps	335	658
Total	$670	$1,315
The related AOCI derivative loss for the three and nine months ended September 30, 2025 was $1 million and $14 million (net of tax), respectively. The related AOCI derivative loss for the three and nine months ended September 30, 2024 was $29 million and $30 million (net of tax), respectively. See Note 13 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties remained relatively consistent as of September 30, 2025. Cash collateral held by ComEd, PECO, BGE, Pepco, DPL, and ACE must be deposited in an unaffiliated major U.S. commercial bank or foreign bank with a U.S. branch office that meets certain qualifications. The following table reflects the Registrants' cash collateral held from external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, as of September 30, 2025 and December 31, 2024:

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments

	September 30, 2025	December 31, 2024
Exelon	$196	$181
ComEd	184	176
PECO(a)	6	—
BGE	2	1
PHI	5	4
Pepco	3	1
DPL	2	2
ACE(b)	—	—
__________
(a)PECO had less than one million in cash collateral held from external parties at December 31, 2024.
(b)ACE had less than one million in cash collateral with external parties at September 30, 2025 and December 31, 2024.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty. As of September 30, 2025, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of September 30, 2025, they could have been required to post collateral to their counterparties of $40 million, $23 million, and $13 million, respectively.
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at September 30, 2025 and December 31, 2024.

	Outstanding Commercial Paper at		Average Interest Rate on Commercial Paper Borrowings at
Commercial Paper Issuer	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Exelon(a)	$580	$1,359	4.29%	4.66%
ComEd	$—	$36	—%	4.55%
PECO	$—	$192	—%	4.65%
BGE	$—	$175	—%	4.61%
PHI(b)	$166	$530	4.30%	4.70%
Pepco	$63	$200	4.30%	4.69%
DPL	$33	$144	4.27%	4.74%
ACE	$70	$186	4.30%	4.67%
__________
(a)Exelon Corporate had $414 million outstanding commercial paper borrowings at September 30, 2025 and $426 million in outstanding commercial paper borrowings at December 31, 2024.
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
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of September 30, 2025.
The Utility Registrants have credit facility agreements, arranged at community banks, which may be utilized to issue letters of credit. The facility agreements have aggregate commitments of $40 million, $40 million, $15 million, $15 million, $15 million, and $15 million, at ComEd, PECO, BGE, Pepco, DPL, and ACE, respectively. On October 3, 2025, the Utility Registrants amended and extended their credit facilities at community banks. Previously structured as one-year arrangements, the facilities are now two-year terms. These facilities expire on October 1, 2027.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements

Long-Term Debt
Issuance of Long-Term Debt
During the nine months ended September 30, 2025, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Junior Subordinated Notes(a)	6.50%	March 15, 2055	$1,000	Repay outstanding commercial paper obligations, and for general corporate purposes.
Exelon	Notes	5.125%	March 15, 2031	$500	Repay outstanding commercial paper obligations, and for general corporate purposes.
Exelon	Notes	5.875%	March 15, 2055	$500	Repay outstanding commercial paper obligations, and for general corporate purposes.
ComEd	First Mortgage Bonds	5.95%	June 1, 2055	$725	Repay outstanding commercial paper obligations, and for general corporate purposes.
PECO	First Mortgage Bonds	4.875%	September 15, 2035	$525	Repay existing indebtedness, repay outstanding commercial paper obligations, and for general corporate purposes.
PECO	First Mortgage Bonds	5.65%	September 15, 2055	$525	Repay existing indebtedness, repay outstanding commercial paper obligations, and for general corporate purposes.
BGE	Notes	5.45%	June 1, 2035	$650	Repay outstanding commercial paper obligations, and for general corporate purposes.
Pepco	First Mortgage Bonds	5.78%	September 17, 2055	$75	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.48%	March 26, 2040	$200	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.28%	March 26, 2035	$125	Repay existing indebtedness and for general corporate purposes.
ACE(b)	First Mortgage Bonds	5.28%	March 26, 2035	$100	Repay existing indebtedness and for general corporate purposes.
__________
(a)The Junior Subordinated Notes bear interest at 6.50% per annum, commencing February 19, 2025 to, but excluding March 15, 2035. Thereafter, the interest rate resets every five years on March 15 and will be set at a rate per annum equal to the Five-year U.S. Treasury Rate plus a spread of 1.975%.
(b)On March 26, 2025, ACE entered into a purchase agreement of First Mortgage Bonds of $75 million and $75 million at 5.54% and 5.81% due on November 19, 2040 and November 19, 2055, respectively. The closing date of the issuance is expected to occur in November 2025.

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
Debt Covenants
As of September 30, 2025, the Registrants are in compliance with debt covenants.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of September 30, 2025 and December 31, 2024. The Registrants have no financial liabilities measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	September 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$48,451	$—	$40,212	$4,358	$44,570	$44,400	$—	$35,337	$3,720	$39,057
ComEd	12,751	—	11,371	—	11,371	12,030	—	10,260	—	10,260
PECO	6,746	—	6,019	—	6,019	5,704	—	4,816	—	4,816
BGE	6,041	—	5,549	—	5,549	5,395	—	4,702	—	4,702
PHI	9,599	—	4,240	4,358	8,598	9,124	—	4,093	3,720	7,813
Pepco	4,632	—	2,551	1,877	4,428	4,362	—	2,475	1,544	4,019
DPL	2,344	—	662	1,423	2,085	2,220	—	623	1,250	1,873
ACE	2,035	—	811	1,059	1,870	1,933	—	787	925	1,712
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$—	$403	$403	$390	$—	$—	$396	$396
ComEd	206	—	—	215	215	206	—	—	208	208
PECO	184	—	—	188	188	184	—	—	188	188
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at September 30, 2025 and December 31, 2024. Exelon and the Utility Registrants have immaterial and no financial assets or liabilities measured using the NAV practical expedient, respectively:
Exelon

	At September 30, 2025				At December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,741	$—	$—	$1,741	$544	$—	$—	$544
Rabbi trust investments
Cash equivalents	99	—	—	99	94	—	—	94
Mutual funds	68	—	—	68	65	—	—	65
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	76	23	99	—	73	22	95
Rabbi trust investments subtotal	167	82	23	272	159	79	22	260
Interest rate derivative assets
Derivatives designated as hedging instruments	—	2	—	2	—	26	—	26
Interest rate derivative assets subtotal	—	2	—	2	—	26	—	26
Total assets	1,908	84	23	2,015	703	105	22	830
Liabilities
Commodity derivative liabilities	—	—	(128)	(128)	—	—	(132)	(132)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	(8)	—	(8)	—	(1)	—	(1)
Interest rate derivative liabilities subtotal	—	(8)	—	(8)	—	(1)	—	(1)
Deferred compensation obligation	—	(69)	—	(69)	—	(74)	—	(74)
Total liabilities	—	(77)	(128)	(205)	—	(75)	(132)	(207)
Total net assets (liabilities)	$1,908	$7	$(105)	$1,810	$703	$30	$(110)	$623
__________
(a)Exelon excludes cash of $170 million and $219 million at September 30, 2025 and December 31, 2024, respectively, and restricted cash of $187 million and $176 million at September 30, 2025 and December 31, 2024, respectively, and includes long-term restricted cash of $49 million and $41 million at September 30, 2025 and December 31, 2024, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
At September 30, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$653	$—	$—	$653	$340	$—	$—	$340	$659	$—	$—	$659
Rabbi trust investments
Mutual funds	—	—	—	—	12	—	—	12	10	—	—	10
Life insurance contracts	—	—	—	—	—	23	—	23	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	12	23	—	35	10	—	—	10
Total assets	653	—	—	653	352	23	—	375	669	—	—	669
Liabilities
Commodity derivative liabilities(b)	—	—	(128)	(128)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(9)	—	(9)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(9)	(128)	(137)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$653	$(9)	$(128)	$516	$352	$16	$—	$368	$669	$(4)	$—	$665

	ComEd				PECO				BGE
At December 31, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$390	$—	$—	$390	$29	$—	$—	$29	$1	$—	$—	$1
Rabbi trust investments
Mutual funds	—	—	—	—	12	—	—	12	10	—	—	10
Life insurance contracts	—	—	—	—	—	22	—	22	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	12	22	—	34	10	—	—	10
Total assets	390	—	—	390	41	22	—	63	11	—	—	11
Liabilities
Commodity derivative liabilities(b)	—	—	(132)	(132)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(132)	(140)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$390	$(8)	$(132)	$250	$41	$15	$—	$56	$11	$(4)	$—	$7
__________
(a)ComEd excludes cash of $70 million and $66 million at September 30, 2025 and December 31, 2024, respectively, and restricted cash of $184 million and $176 million at September 30, 2025 and December 31, 2024, respectively. Additionally, ComEd includes long-term restricted cash of $49 million and $41 million at September 30, 2025 and December 31, 2024, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
excludes cash of $24 million and $19 million at September 30, 2025 and December 31, 2024, respectively. BGE excludes cash of $6 million and $33 million at September 30, 2025 and December 31, 2024, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $28 million and $100 million, respectively, at September 30, 2025 and $29 million and $103 million, respectively, at December 31, 2024 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	At September 30, 2025				At December 31, 2024
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$56	$—	$—	$56	$93	$—	$—	$93
Rabbi trust investments
Cash equivalents	97	—	—	97	92	—	—	92
Mutual funds	9	—	—	9	9	—	—	9
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	22	21	43	—	23	21	44
Rabbi trust investments subtotal	106	28	21	155	101	29	21	151
Total assets	162	28	21	211	194	29	21	244
Liabilities
Deferred compensation obligation	—	(10)	—	(10)	—	(12)	—	(12)
Total liabilities	—	(10)	—	(10)	—	(12)	—	(12)
Total net assets	$162	$18	$21	$201	$194	$17	$21	$232

	Pepco				DPL				ACE
At September 30, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$22	$—	$—	$22	$2	$—	$—	$2	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	97	—	—	97	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	21	43	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	97	22	21	140	—	—	—	—	—	—	—	—
Total assets	119	22	21	162	2	—	—	2	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$119	$21	$21	$161	$2	$—	$—	$2	$—	$—	$—	$—

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
At December 31, 2024	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$21	$—	$—	$21	$3	$—	$—	$3	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	91	—	—	91	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	21	44	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	91	23	21	135	—	—	—	—	—	—	—	—
Total assets	112	23	21	156	3	—	—	3	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$112	$22	$21	$155	$3	$—	$—	$3	$—	$—	$—	$—
__________
(a)PHI excludes cash of $61 million and $70 million at September 30, 2025 and December 31, 2024, respectively, and restricted cash of $3 million and zero at September 30, 2025 and December 31, 2024. Pepco excludes cash of $25 million and $30 million at September 30, 2025 and December 31, 2024, respectively. DPL excludes cash of $6 million and $20 million at September 30, 2025 and December 31, 2024, respectively. ACE excludes cash of $25 million and $14 million at September 30, 2025 and December 31, 2024, respectively and restricted cash of $3 million and zero at September 30, 2025 and December 31, 2024, respectively.

Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2025 and 2024:

	Exelon	ComEd		PHI and Pepco
Three Months Ended September 30, 2025	Total	Commodity Derivatives		Life Insurance Contracts
Balance at June 30, 2025	$(112)	$(135)		$22
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		—
Included in regulatory assets/liabilities	7	7	(b)	—
Settlements	(1)	—		(1)
Balance at September 30, 2025	$(105)	$(128)	(c)	$21
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2025	$(1)	$—		$—

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Exelon	ComEd		PHI and Pepco
Three Months Ended September 30, 2024	Total	Commodity Derivatives		Life Insurance Contracts
Balance at June 30, 2024	$(116)	$(139)		$22
Total realized / unrealized gains (losses)
Included in net income(a)	—	—		—
Included in regulatory assets/liabilities	(26)	(26)	(b)	—
Settlements	(1)	—		(1)
Balance at September 30, 2024	$(143)	$(165)		$21
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2024	$—	$—		$—

	Exelon	ComEd		PHI and Pepco
Nine Months Ended September 30, 2025	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2024	$(110)	$(132)		$21
Total realized / unrealized gains (losses)
Included in net income(a)	2	—		1
Included in regulatory assets/liabilities	4	4	(b)	—
Settlements	(1)	—		(1)
Balance at September 30, 2025	$(105)	$(128)	(c)	$21
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2025	$1	$—		$1

	Exelon	ComEd		PHI and Pepco
Nine Months Ended September 30, 2024	Total	Commodity Derivatives		Life Insurance Contracts
Balance at December 31, 2023	$(90)	$(133)		$41
Total realized / unrealized gains (losses)
Included in net income(a)	1	—		2
Included in regulatory assets/liabilities	(32)	(32)	(b)	—
Settlements	(22)	—		(22)
Balance at September 30, 2024	$(143)	$(165)		$21
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2024	$2	$—		$2
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $1 million of increases in fair value and an increase for realized gains due to settlements of $6 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended September 30, 2025. Includes $31 million of decreases in fair value and an increase for realized gains due to settlements of $5 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended September 30, 2024. Includes $29 million of decreases in fair value and an increase for realized gains due to settlements of $33 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the nine months ended September 30, 2025. Includes $60 million of decreases in fair value and an increase for realized gains due to settlements of $28 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the nine months ended September 30, 2024.
(c)The balance of the current and noncurrent asset was effectively zero as of September 30, 2025. The balance consists of a current and noncurrent liability of $28 million and $100 million, respectively, as of September 30, 2025.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Commodity Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at September 30, 2025	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	2025 Range & Arithmetic Average				2024 Range & Arithmetic Average
Commodity derivatives	$(128)	$(132)	Discounted Cash Flow	Forward power price(a)	$29.88	-	$59.41	$41.89	$30.31	-	$59.88	$42.08
________
(a)An increase to the forward power price would increase the fair value.

11. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 18 — Commitments and Contingencies of the 2024 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at September 30, 2025:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	23	21	20	1	—
__________
(a)Remaining commitments extend through 2026 and include escrow funds, charitable contributions, and rate credits.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments at September 30, 2025, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2025	2026	2027	2028	2029	2030 and beyond
Exelon
Letters of credit(a)	$56	$11	$45	$—	$—	$—	$—
Surety bonds(b)	273	83	110	2	78	—	—
Financing trust guarantees(c)	378	—	—	—	78	—	300
Guaranteed lease residual values(d)	24	—	2	4	5	4	9
Total commercial commitments	$731	$94	$157	$6	$161	$4	$309

ComEd
Letters of credit(a)	$18	$4	$14	$—	$—	$—	$—
Surety bonds(b)	37	5	30	2	—	—	—
Financing trust guarantees(c)	200	—	—	—	—	—	200
Total commercial commitments	$255	$9	$44	$2	$—	$—	$200

PECO
Letters of credit(a)	$5	$—	$5	$—	$—	$—	$—
Surety bonds(b)	2	—	2	—	—	—	—
Financing trust guarantees(c)	178	—	—	—	78	—	100
Total commercial commitments	$185	$—	$7	$—	$78	$—	$100

BGE
Letters of credit(a)	$27	$6	$21	$—	$—	$—	$—
Surety bonds(b)	3	1	2	—	—	—	—
Total commercial commitments	$30	$7	$23	$—	$—	$—	$—

PHI
Letters of credit(a)	$4	$—	$4	$—	$—	$—	$—
Surety bonds(b)	172	73	21	—	78	—	—
Guaranteed lease residual values(d)	24	—	2	4	5	4	9
Total commercial commitments	$200	$73	$27	$4	$83	$4	$9

Pepco
Letters of credit(a)	$2	$—	$2	$—	$—	$—	$—
Surety bonds(b)	160	68	14	—	78	—	—
Guaranteed lease residual values(d)	8	—	1	1	2	1	3
Total commercial commitments	$170	$68	$17	$1	$80	$1	$3

DPL
Letters of credit(a)	$1	$—	$1	$—	$—	$—	$—
Surety bonds(b)	7	3	4	—	—	—	—
Guaranteed lease residual values(d)	9	—	—	2	2	2	3
Total commercial commitments	$17	$3	$5	$2	$2	$2	$3

ACE
Letters of credit(a)	$1	$—	$1	$—	$—	$—	$—
Surety bonds(b)	5	2	3	—	—	—	—
Guaranteed lease residual values(d)	7	—	1	1	1	1	3
Total commercial commitments	$13	$2	$5	$1	$1	$1	$3

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
•ComEd has 16 sites currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2033.
•PECO has 6 sites currently under some degree of active study and/or remediation. PECO expects the majority of the remediation at these sites to continue through at least 2030.
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
During the third quarter of 2025, ComEd and PECO completed an annual study of their future estimated MGP remediation requirements. ComEd's study resulted in a $12 million increase to the environmental liability and related Regulatory asset, primarily due to increased costs resulting from inflation, adjustments to unit costs, and

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
changes in remediation plans. PECO's study resulted in a $2 million decrease to the environmental liability and related Regulatory asset, primarily due to decreased costs resulting from changes in remediation plans.
At September 30, 2025 and December 31, 2024, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	September 30, 2025		December 31, 2024
	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation
Exelon	$387	$324	$403	$322
ComEd	290	290	285	284
PECO	25	24	29	28
BGE	13	10	13	10
PHI	57	—	75	—
Pepco	55	—	73	—
DPL	1	—	1	—
ACE	1	—	1	—
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
Pursuant to an internal agreement between the Pepco Entities, since 2013, Pepco has performed the work required by the Consent Decree and has been reimbursed for that work by an agreed upon allocation of costs between the Pepco Entities. In September 2019, the Pepco Entities issued a draft “final” RI report which the DOEE approved on February 3, 2020. In October 2022, the DOEE approved dividing the work to complete the landside portion of the FS from the waterside portion to expedite the overall schedule for completion of the project. The landside FS was approved by the DOEE on March 15th, 2024, and the waterside FS was approved by the DOEE on December 16, 2024. The DOEE and Pepco entered into an addendum to the Benning Consent Decree pursuant to which Pepco has agreed to fund or perform the remedial actions to be selected by the DOEE for the landside and waterside areas. This addendum to the Benning Consent Decree was entered by the Court on February 27, 2024 and became effective on that date. Pepco drafted separate proposed plans for the landside and waterside areas, which were approved and issued by the DOEE for public comment on December 16, 2024 and September 4, 2025, respectively. The public comment period for the landside area closed on April 18, 2025 and the public comment period for the waterside area is scheduled to close on October 31, 2025. Pepco submitted a matrix of proposed responses to the public comments and a proposed Record of Decision (ROD) to the DOEE for the landside area on August 15, 2025. Following the close of the waterside area comment period, Pepco will submit a matrix of proposed responses to the public comments and a proposed ROD to the DOEE for the waterside area. The DOEE will issue RODs identifying the remedial actions determined to be necessary for the landside and waterside areas, which will be implemented by Pepco in accordance with the Benning Consent Decree.
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
In addition to the activities associated with the remedial process outlined above, CERCLA separately requires federal and state (here including Washington, D.C.) Natural Resource Trustees (federal or state agencies designated by the President or the relevant state, respectively, or Indian tribes) to conduct an assessment of any damages to natural resources within their jurisdiction as a result of the contamination that is being remediated. The Trustees can seek compensation from responsible parties for such damages, including restoration costs. During the second quarter of 2018, Pepco became aware that the Trustees are in the beginning stages of a NRD assessment, a process that often takes many years beyond the remedial decision to complete. Pepco has concluded that a loss associated with the eventual NRD assessment is reasonably possible. Due to the early stage of the NRD process, Pepco cannot reasonably estimate the final range of loss potentially resulting from this process. Pepco has become aware, however, that the District is pursuing claims against other parties. Specifically, in January 2025, D.C. OAG filed a lawsuit against the United States seeking to declare the United States liable under CERCLA and the District of Columbia’s Brownfield Revitalization Act of 2000 and to recover the District’s response costs associated with its investigation and remediation of Anacostia River sediment contamination and for future NRDs. Pepco is not a party to this suit, but Pepco, the United States, and the District of Columbia have entered mediation discussions to resolve their respective claims against one another under CERCLA and the Brownfield Revitalization Act with respect to the river. The court has put the case on hold pending the outcome of the mediation.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
Buzzard Point Site (Exelon, PHI, and Pepco). On December 8, 2022, Pepco received a letter from the D.C. OAG, alleging wholly past violations of the District's stormwater discharge and waste disposal requirements related to operations at the Buzzard Point facility, a 9-acre parcel of waterfront property in Washington, D.C. occupied by an active substation and former steam plant building. The letter also alleged wholly past violations by Pepco of stormwater discharge requirements related to its district-wide system of underground vaults. Pepco entered into a Consent Order with the District of Columbia to resolve the alleged violations without any admission of liability. The Consent Order requires Pepco to pay a civil penalty of $10 million. In addition, Pepco has agreed to assess the environmental conditions at its Buzzard Point facility and conduct any remedial actions deemed necessary as a result of the assessment, and also to assess potential environmental impacts associated with the operation of its underground vaults. The Superior Court for the District of Columbia signed and entered the Consent Order, and it became effective on February 2, 2024. Pepco is proceeding through the multi-step environmental investigation and response as outlined in the consent order. Specifically, the DOEE approved Pepco's Preliminary Site Assessment in July 2025. In September 2025, Pepco timely submitted its work plan for the second stage, the Supplemental Investigation Plan. Pepco also submitted an environmental assessment to the DOEE of the vault system pursuant to the Consent Order in July 2024, and revisions in response to the DOEE's comments in May 2025 and September 2025. Exelon, PHI, and Pepco have accrued a liability for the projected costs for the required environmental assessments and remediation. In January 2025, Pepco paid the last installment of the civil penalty. Pepco has concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
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
On February 18, 2025, the Maryland Attorney General, on behalf of the Maryland Comptroller, filed a petition with the Maryland Supreme Court requesting review of the Appellate Court of Maryland’s ruling. On April 24, 2025, the Maryland Supreme Court granted the petition to review the ruling. On October 1, 2025, the Maryland Supreme Court heard oral arguments in the case.
In the event transmission and distribution equipment is determined to be exempt, Exelon, BGE, PHI, Pepco, and DPL will record estimated receivables of $100 million, $65 million, $35 million, $25 million, and $10 million, respectively. The sales tax payments were primarily capitalized; therefore, the refund would be recorded as a reduction to PP&E included in rate base.
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
In the second quarter of 2025, Exelon entered into forward sale agreements for 6.2 million shares and 3.6 million shares of Common stock at weighted-average net forward prices of $43.51 and $43.17 per share, respectively. The forward sale agreements require Exelon to, at its election prior to December 15, 2025 and November 16, 2026, respectively, either (i) physically settle the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements.
In the third quarter of 2025, Exelon entered into forward sale agreements for 11.5 million shares at a weighted-average net forward price of $43.73 per share. The forward sale agreements require Exelon to, at its election prior to December 15, 2026 either (i) physically settle the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements.
No amounts have been or will be recorded on Exelon's balance sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the nine months ended September 30, 2025, approximately 26.7 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.
Inclusive of the impact of the forward sale agreements, $1.6 billion of Common stock remained available for sale pursuant to the ATM program as of September 30, 2025.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Changes in Accumulated Other Comprehensive Income
13. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following table presents changes in Exelon's AOCI, net of tax, by component:

Three Months Ended September 30, 2025	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at June 30, 2025	$31	$(749)	$(718)
OCI before reclassifications	(1)	—	(1)
Amounts reclassified from AOCI	(1)	5	4
Net current-period OCI	(2)	5	3
Balance at September 30, 2025	$29	$(744)	$(715)

Three Months Ended September 30, 2024	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at June 30, 2024	$27	$(739)	$(712)
OCI before reclassifications	(28)	—	(28)
Amounts reclassified from AOCI	(1)	5	4
Net current-period OCI	(29)	5	(24)
Balance at September 30, 2024	$(2)	$(734)	$(736)

Nine Months Ended September 30, 2025	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
December 31, 2024	$45	$(765)	$(720)
OCI before reclassifications	(11)	5	(6)
Amounts reclassified from AOCI	(5)	16	11
Net current-period OCI	$(16)	$21	$5
Balance at September 30, 2025	$29	$(744)	$(715)

Nine Months Ended September 30, 2024	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2023	$(3)	$(723)	$(726)
OCI before reclassifications	4	(26)	(22)
Amounts reclassified from AOCI	(3)	15	12
Net current-period OCI	$1	$(11)	$(10)
Balance at September 30, 2024	$(2)	$(734)	$(736)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. See Note 14 — Retirement Benefits of the 2024 Form 10-K and Note 7 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Changes in Accumulated Other Comprehensive Income
The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	$(2)	$(2)	$(6)	$(6)
Pension and non-pension postretirement benefit plans valuation adjustments	—	—	(2)	8
Unrealized gains on cash flow hedges	2	10	4	—
14. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended September 30, 2025
Utility taxes(a)	$269	$85	$58	$27	$99	$91	$7	$1
Property	119	9	6	61	43	29	13	1
Payroll	34	9	4	5	8	2	1	1

Three Months Ended September 30, 2024
Utility taxes(a)	$248	$80	$51	$25	$92	$84	$7	$1
Property	111	7	5	57	41	28	12	1
Payroll	33	9	4	5	7	2	1	—

Nine Months Ended September 30, 2025
Utility taxes(a)	$765	$244	$156	$85	$280	$255	$22	$3
Property	341	27	15	175	123	84	37	2
Payroll	101	26	14	14	22	5	3	2

Nine Months Ended September 30, 2024
Utility taxes(a)	$695	$229	$134	$78	$254	$230	$21	$3
Property	323	25	14	164	119	81	35	2
Payroll	100	27	13	14	22	6	3	2
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended September 30, 2025
AFUDC — Equity	$49	$19	$9	$11	$10	$8	$1	$1
Non-service net periodic benefit cost	(13)	—	—	—	—	—	—	—

Three Months Ended September 30, 2024
AFUDC — Equity	$38	$13	$7	$5	$12	$8	$3	$1
Non-service net periodic benefit cost	(13)	—	—	—	—	—	—	—

Nine Months Ended September 30, 2025
AFUDC — Equity	$130	$45	$26	$29	$30	$23	$4	$3
Non-service net periodic benefit cost	(39)	—	—	—	—	—	—	—

Nine Months Ended September 30, 2024
AFUDC — Equity	$116	$32	$24	$18	$42	$32	$9	$1
Non-service net periodic benefit cost	(29)	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization, and accretion
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL		ACE
Nine Months Ended September 30, 2025
Property, plant, and equipment(a)	$2,270	$915	$333	$375	$606	$268	$169	`	$166
Amortization of regulatory assets and liabilities, net(a)	444	247	3	98	95	53	20		22
Amortization of intangible assets, net(a)	3	—	—	—	—	—	—		—
ARO accretion(b)	2	—	—	—	2	1	—		—
Total depreciation, amortization and accretion	$2,719	$1,162	$336	$473	$703	$322	$189		$188

Nine Months Ended September 30, 2024
Property, plant, and equipment(a)	$2,168	$869	$308	$369	$581	$249	$162		$158
Amortization of regulatory assets and liabilities, net(a)	507	255	10	105	135	58	21		56
Amortization of intangible assets, net(a)	6	—	—	—	—	—	—		—
ARO accretion(b)	2	—	—	—	—	—	—		—
Total depreciation and amortization	$2,683	$1,124	$318	$474	$716	$307	$183		$214
__________
(a)Included in Depreciation and amortization expense in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating and maintenance expense in Exelon's Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Nine Months Ended September 30, 2025
Pension and OPEB costs	$204	$64	$5	$46	$72	$26	$12	$10
Allowance for credit losses	202	41	75	20	66	29	13	24
True-up adjustments to decoupling mechanisms and formula rates(a)	627	525	6	63	33	19	10	4
Amortization of operating ROU asset	22	—	—	5	13	4	4	2
AFUDC — Equity	(130)	(45)	(26)	(29)	(30)	(23)	(4)	(3)

Nine Months Ended September 30, 2024
Pension and OPEB costs (benefit)	$181	$53	$(1)	$45	$71	$24	$11	$10
Allowance for credit losses	170	17	79	23	51	25	7	19
True-up adjustments to decoupling mechanisms and formula rates(a)	49	100	(3)	(28)	(20)	(42)	7	15
Amortization of operating ROU asset	28	—	—	5	19	4	6	2
AFUDC — Equity	(116)	(32)	(24)	(18)	(42)	(32)	(9)	(1)
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Cash, cash equivalents, and restricted cash
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at September 30, 2025
Cash and cash equivalents	$1,533	$405	$364	$663	$93	$25	$6	$25
Restricted cash and cash equivalents	516	453	—	2	27	22	2	3
Restricted cash included in Other deferred debits and other assets	49	49	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$2,098	$907	$364	$665	$120	$47	$8	$28

Balance at December 31, 2024
Cash and cash equivalents	$357	$105	$48	$33	$139	$30	$21	$14
Restricted cash and cash equivalents	541	486	—	1	24	21	2	—
Restricted cash included in Other deferred debits and other assets	41	41	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$939	$632	$48	$34	$163	$51	$23	$14

Balance at September 30, 2024
Cash and cash equivalents	$616	$109	$28	$330	$100	$20	$8	$17
Restricted cash and cash equivalents	552	481	9	—	22	20	2	—
Restricted cash included in Other deferred debits and other assets	65	65	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,233	$655	$37	$330	$122	$40	$10	$17

Balance at December 31, 2023
Cash and cash equivalents	$445	$110	$42	$47	$180	$48	$16	$21
Restricted cash and cash equivalents	482	402	9	1	24	24	—	—
Restricted cash included in Other deferred debits and other assets	174	174	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,101	$686	$51	$48	$204	$72	$16	$21
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2024 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at September 30, 2025
Compensation-related accruals(a)	$584	$179	$74	$73	$105	$29	$20	$13
Taxes accrued	283	160	13	96	116	82	21	7
Interest accrued	458	106	59	91	86	38	28	18

Balance at December 31, 2024
Compensation-related accruals(a)	$679	$197	$87	$88	$132	$38	$26	$18
Taxes accrued	217	96	13	34	110	92	11	11
Interest accrued	468	150	60	50	83	44	16	18
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
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Exelon
BSC					$156	$141	$478	$458
PHISCO					29	27	83	85
ComEd
BSC	$95	$102	$296	$306	63	55	186	189
PECO
BSC	58	61	178	180	24	23	79	81
BGE
BSC	60	61	185	182	28	25	92	74
PHI
BSC	44	46	144	145	41	38	121	114
PHISCO	—	—	—	—	29	27	83	85
Pepco
BSC	30	29	93	92	18	16	52	51
PHISCO	29	28	91	94	14	12	36	36
DPL
BSC	19	19	58	58	12	11	36	36
PHISCO	24	24	75	75	8	8	25	25
ACE
BSC	15	16	47	48	10	9	28	24
PHISCO	22	23	69	71	7	7	22	24

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

Current Receivables from/Payables to Affiliates
The following tables present current Receivables from affiliates and current Payables to affiliates:
September 30, 2025

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$60	$—	$1	$61
PECO	$—		—	—	—	—	30	—	5	35
BGE	—	—		—	—	—	33	—	—	33
PHI	—	—	1	—	—	—	5	—	10	16
Pepco	—	—	—		—	—	17	15	1	33
DPL	—	—	—	—		—	11	11	1	23
ACE	—	—	—	—	—		9	9	—	18
Other	4	2	—	1	1	11	—	—		19
Total	$4	$2	$1	$1	$1	$11	$165	$35	$18	$238
December 31, 2024

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$67	$—	$10	$77
PECO	$—		—	—	—	—	37	—	4	41
BGE	—	—		—	—	—	47	—	1	48
PHI	—	—	—	—	—	—	7	1	10	18
Pepco	—	—	—		—	—	21	15	1	37
DPL	—	—	—	—		—	14	11	1	26
ACE	—	—	—	—	—		11	10	1	22
Other	4	—	—	1	—	7	—	—		12
Total	$4	$—	$—	$1	$—	$7	$204	$37	$28	$281
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
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	September 30, 2025			December 31, 2024
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$206	$—	$206	$206	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$206	$184	$390	$206	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders by Registrant for the three and nine months ended September 30, 2025 compared to the same period in 2024. For additional information regarding the financial results for the three and nine months ended September 30, 2025 and 2024, see the discussions of Results of Operations by Registrant.

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Exelon	$875	$707	$168	$2,174	$1,813	$361
ComEd	373	360	13	903	823	80
PECO	250	117	133	652	356	296
BGE	82	45	37	398	353	45
PHI	291	278	13	628	603	25
Pepco	156	140	16	337	323	14
DPL	55	55	—	163	156	7
ACE	82	83	(1)	138	133	5
Other(a)	(121)	(93)	(28)	(407)	(322)	(85)
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024. Net income attributable to common shareholders increased by $168 million and diluted earnings per average common share increased to $0.86 in 2025 from $0.70 in 2024 primarily due to:
•Favorable impacts of rates at ComEd, PECO, BGE, and PHI;
•Lower storm costs at PECO, due to deferral of extraordinary February and June storm costs;
•Timing of income tax expenses at PECO;
•Higher return on regulatory assets at ComEd;
•Higher AFUDC at ComEd; and
•Lower storm costs and credit loss expense at BGE.

The increases were partially offset by:
•Timing of distribution earnings at ComEd;
•Higher depreciation expense at PECO; and
•Higher interest expense at PHI and Exelon Corporate.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Net income attributable to common shareholders increased by $361 million and diluted earnings per average common share increased to $2.15 in 2025 from $1.81 in 2024 primarily due to:
•Favorable impacts of rates at ComEd, PECO, BGE and PHI;
•Timing of income tax expenses at PECO;
•Less unfavorable weather at PECO;
•Lower storm costs at PECO and BGE;
•Higher return on regulatory assets at ComEd;
•Timing of distribution earnings at ComEd; and
•Higher AFUDC at ComEd.
The increases were partially offset by:
•Higher interest expense at PECO, BGE, PHI, and Exelon Corporate;
•Customer Relief Fund contribution at Exelon Corporate;
•Higher depreciation expense at PECO and PHI;
•Lower transmission peak load due to lower energy demand at ComEd;
•Lower impacts of the Maryland multi-year plan reconciliations at PHI; and
•Lower AFUDC at PHI.
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

The following table provides a reconciliation between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings for the three and nine months ended September 30, 2025 compared to the same period in 2024:

	Three Months Ended September 30,
	2025		2024
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$875	$0.86	$707	$0.70
Asset retirement obligation (net of taxes of $0 and $0, respectively)	(1)	—	—	—
Cost management charge (net of taxes of $0)(a)	—	—	1	—
Adjusted (non-GAAP) operating earnings	$874	$0.86	$708	$0.71

	Nine Months Ended September 30,
	2025		2024
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$2,174	$2.15	$1,813	$1.81
Asset retirement obligation (net of taxes of $0 and $0, respectively)	(1)	—	—	—
Change in FERC audit liability (net of taxes of $1 and $13, respectively)	2	—	42	0.04
Cost management charge (net of taxes of $0 and $3, respectively)(a)	(1)	—	10	0.01
Income tax-related adjustments (entire amount represents tax expense)(b)	1	—	—	—
Regulatory matters (net of taxes of $7)(c)	22	0.02	—	—
Change in environmental liabilities (net of taxes of $0)	—	—	(1)	—
Adjusted (non-GAAP) operating earnings	$2,198	$2.17	$1,865	$1.86
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

Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$1,045	8.905%	December 19, 2024	January 1, 2024
	April 26, 2024 (amended on September 11, 2024)	Electric	$624	$623	9.89%	October 31, 2024	January 1, 2025
PECO - Pennsylvania	March 28, 2024	Electric	$464	$354	N/A	December 12, 2024	January 1, 2025
		Natural Gas	$111	$78
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	$123	9.50%	November 26, 2024	January 1, 2025
Pepco - Maryland	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
ACE - New Jersey	February 15, 2023 (amended August 21, 2023)	Electric	$92	$45	9.60%	November 17, 2023	December 1, 2023

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
Pepco - Maryland	October 14, 2025	Electric	$133	10.50%	Third quarter of 2026
DPL - Delaware	September 20, 2024 (amended September 5, 2025)	Natural Gas	$37	10.65%	First quarter of 2026
ACE - New Jersey	November 21, 2024	Electric	$109	10.70%	Fourth quarter of 2025
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
Legislative and Regulatory Developments
Infrastructure Investment and Jobs Act
On November 15, 2021, the $1.2 trillion IIJA was signed into law. IIJA provides for approximately $550 billion in new federal spending. Categories of funding include funding for a variety of infrastructure needs, including but not limited to: (1) power and grid reliability and resilience, (2) resilience for cybersecurity to address critical infrastructure needs, and (3) electric vehicle charging infrastructure for alternative fuel corridors. The Registrants continue to evaluate programs under the legislation and consider possible opportunities to apply for funding, either directly or in potential collaborations with state and/or local agencies and key stakeholders. The Registrants cannot predict the ultimate timing and success of securing funding from programs under IIJA.
On January 20, 2025, the Unleashing American Energy Order was issued as a Presidential Executive Order, which required an immediate pause in the disbursement of funds appropriated through the IRA and IIJA pending DOE review. In October 2025, Exelon, ComEd, and BGE received termination notifications from the DOE for their Renewable-Aware Distribution Operations, Deployment of a Community-Oriented Interoperable Control Framework for Aggregating and Integrating Distributed Energy Resources and Other Grid-Edge Devices, and Baltimore Interconnection Readiness & Deployment of Storage (BIRDS) awards, respectively. There are no material financial statement impacts as a result of the DOE terminations. Exelon, ComEd, and BGE will continue to evaluate whether to move forward with these projects.
Next Generation Energy Act (Exelon, BGE, PHI, Pepco, and DPL)
On May 20, 2025, the Governor of Maryland signed into law legislation that addresses several matters pertaining to electric and gas utilities, including affirming that the MDPSC may approve the use of multi-year rate plans that demonstrate customer benefits, among other things. It also prohibits utilities from filing after January 1, 2025, for the reconciliation of actuals costs and revenues to amounts approved within the multi-year plans. In the second quarter of 2025, BGE derecognized Regulatory assets of $10 million and Regulatory liabilities of $3 million for multi-year plan reconciliations that will no longer be filed. DPL also derecognized Regulatory liabilities of $0.4 million during the second quarter of 2025 for multi-year reconciliations yet to be filed. Multi-year plan reconciliations filed prior to January 1, 2025, remain lawful and will be resolved in their respective proceedings.
Summer Rate Mitigation (Exelon, BGE, PHI, Pepco, DPL, and ACE).

As part of the passing of the Next Generation Energy Act by the Maryland General Assembly, the MDPSC issued an order on June 26, 2025, to implement the Legislative Energy Relief Refund program under which bill credits will be distributed to residential customers based on their consumption of electricity supply that is subject to the renewable energy portfolio standard. On July 24, 2025, the MDPSC issued an order accepting BGE, Pepco, and DPL's proposal for the implementation of the program. As a result, BGE, Pepco, and DPL received approximately $49 million, $21 million, and $8 million, respectively, from the MDPSC on August 6, 2025. These amounts were used to reduce residential customer accounts receivable balances within the third quarter. An additional disbursement from the state of Maryland is expected in the first quarter of 2026, which will also be used to reduce residential customer receivables upon receipt.
In response to significant increases in electric supply costs, on April 23, 2025, the NJBPU issued an order directing the State's electric public utilities to file petitions proposing distribution side measures to mitigate residential customer bill impacts during summer months. As a result, on June 18, 2025, the NJBPU approved a stipulation of settlement for ACE to issue a bill credit of $30 per residential customer for the months of July and August 2025, which was deferred to a Regulatory asset. The amounts will subsequently be collected from September 2025 through February 2026 at a flat rate of $10 per residential customer. The bill credit and subsequent collections will not be subject to carrying costs.
In an effort to further reduce the burden of increased electric supply costs, on August 13, 2025, the NJBPU issued an order to establish the RUBC, which will be funded by the NJBPU. The program will provide a $50 bill credit per eligible residential customer for the months of September and October 2025. ACE received $51 million from the NJBPU on September 25, 2025, which was recognized as a Regulatory liability. ACE subsequently issued $25 million in bill credits to residential customers in September 2025 reducing the Regulatory liability to $26 million as of September 30, 2025. The remaining funds were disbursed in October 2025.
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
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of September 30, 2025, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2024. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2024 Form 10-K for further information.

Results of Operations by Registrant

Results of Operations — ComEd

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		(Unfavorable) Favorable Variance
	2025	2024		2025	2024
Operating revenues	$2,275	$2,229	$46	$6,176	$6,403	$(227)
Operating expenses
Purchased power	806	835	29	2,044	2,504	460
Operating and maintenance	409	410	1	1,254	1,277	23
Depreciation and amortization	395	387	(8)	1,162	1,124	(38)
Taxes other than income taxes	107	99	(8)	303	287	(16)
Total operating expenses	1,717	1,731	14	4,763	5,192	429
Gain on sales of assets	—	—	—	—	5	(5)
Operating income	558	498	60	1,413	1,216	197
Other income and (deductions)
Interest expense, net	(135)	(128)	(7)	(395)	(374)	(21)
Other, net	33	26	7	86	66	20
Total other income and (deductions)	(102)	(102)	—	(309)	(308)	(1)
Income before income taxes	456	396	60	1,104	908	196
Income taxes	83	36	(47)	201	85	(116)
Net income	$373	$360	$13	$903	$823	$80
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024. Net Income increased by $13 million as compared to the same period in 2024 primarily due to higher distribution and transmission rate base driven by incremental investments to serve customers, higher return on regulatory assets due to an increase in asset balances, and higher AFUDC, partially offset by the timing of distribution earnings.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Net income increased by $80 million as compared to the same period in 2024, primarily due to higher distribution and transmission rate base driven by incremental investments to serve customers, higher return on regulatory assets due to an increase in asset balances, higher AFUDC, and timing of distribution earnings, partially offset by lower transmission peak load.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
Distribution	$85	$200
Transmission	3	(15)
Energy efficiency	9	25
Other	(30)	(17)
	67	193
Regulatory required programs	(21)	(420)
Total increase (decrease)	$46	$(227)
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not intended to be impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms.

ComEd
Distribution Revenue. Starting in 2024, distribution revenues are under a MRP. The MRP requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenues increased for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to higher fully recoverable costs, higher rate base, and higher return on regulatory assets. Electric distribution revenues increased for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to higher fully recoverable costs, higher rate base, higher return on regulatory assets, and differences in the timing of distribution earnings.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak load, which is updated annually in January based on the prior calendar year. Transmission revenues increased for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to higher fully recoverable costs and higher rate base. Transmission revenues decreased for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to lower transmission peak load, partially offset by higher fully recoverable costs and the impacts of higher rate base.
Energy Efficiency Revenue. Energy efficiency revenues are under a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred in a given year. Energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenues increased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenues decreased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, which primarily reflects decreased mutual assistance revenues associated with storm restoration efforts.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The decrease in Purchased power expense of $29 million and $460 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 is offset in Operating revenues as part of regulatory required programs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	(Decrease) Increase
Labor, other benefits, contracting, and materials	$3	$(14)
Storm-related costs	(2)	(5)
BSC costs	(7)	(10)
Pension and non-pension postretirement benefits expense	1	4
Other(a)	9	(33)
	4	(58)
Regulatory required programs(b)	(5)	35
Total decrease	$(1)	$(23)
__________
(a)Primarily reflects the reclassification and increase of the FERC audit liability and a decrease in credit loss expense during the nine months ended September 30, 2024. See Note 2 - Regulatory Matters for additional information regarding the FERC audit liability.
(b)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$12	$46
Regulatory asset amortization	(4)	(8)
Total increase	$8	$38
__________
(a)Reflects ongoing capital expenditures.
Interest expense, net increased $7 million and $21 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to an increase in outstanding debt.
Other, net increased $7 million and $20 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to higher AFUDC equity.
Effective income tax rates were 18.2% and 9.1% for the three months ended September 30, 2025 and 2024, respectively, and 18.2% and 9.4% for the nine months ended September 30, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Operating revenues	$1,180	$1,030	$150	$3,513	$2,975	$538
Operating expenses
Purchased power and fuel	446	386	(60)	1,288	1,113	(175)
Operating and maintenance	241	313	72	872	876	4
Depreciation and amortization	115	108	(7)	336	318	(18)
Taxes other than income taxes	69	61	(8)	183	164	(19)
Total operating expenses	871	868	(3)	2,679	2,471	(208)
Gain on sales of assets	—	—	—	—	4	(4)
Operating income	309	162	147	834	508	326
Other income and (deductions)
Interest expense, net	(65)	(58)	(7)	(188)	(170)	(18)
Other, net	11	9	2	29	27	2
Total other income and (deductions)	(54)	(49)	(5)	(159)	(143)	(16)
Income before income taxes	255	113	142	675	365	310
Income taxes	5	(4)	(9)	23	9	(14)
Net income	$250	$117	$133	$652	$356	$296
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024. Net income increased by $133 million due to an increase in revenue as a result of electric and gas distribution rates, decrease in storm costs due to deferral of extraordinary February and June storm costs in the third quarter of 2025, and tax repairs deduction related to storms, some of which is timing, partially offset by an increase in depreciation expense.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Net income increased by $296 million due to an increase in revenue as a result of electric and gas distribution rates, coupled with less unfavorable weather relative to the same period last year, decrease in storm costs due to deferral of extraordinary February and June storm costs in the third quarter of 2025 and lower storm costs relative to the same period last year, and tax repairs deduction related to storms, some of which is timing, partially offset by an increase in depreciation expense and interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$1	$—	$1	$18	$18	$36
Volume	(11)	—	(11)	(17)	2	(15)
Pricing	99	8	107	263	65	328
Transmission	—	—	—	(3)	—	(3)
Other	—	—	—	10	5	15
	89	8	97	271	90	361
Regulatory required programs	48	5	53	124	53	177
Total increase	$137	$13	$150	$395	$143	$538
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces

PECO
demand. During the three months ended September 30, 2025 compared to the same period in 2024, Operating revenues related to weather remained relatively consistent.. During the nine months ended September 30, 2025 compared to the same period in 2024, Operating revenues related to weather increased due to less unfavorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three and nine months ended September 30, 2025 compared to the same period in 2024 and normal weather consisted of the following:

	Three Months Ended September 30,			% Change
PECO Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	—	1	20	(100.0)%	(100.0)%
Cooling Degree-Days	1,095	1,062	1,035	3.1%	5.8%
	Nine Months Ended September 30,			% Change
	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	2,684	2,441	2,827	10.0%	(5.1)%
Cooling Degree-Days	1,521	1,599	1,422	(4.9)%	7.0%
Volume. Electric volume, exclusive of the effects of weather, for the three and nine months ended September 30, 2025 compared to the same period in 2024, decreased due to customer load. Natural gas volume for the three and nine months ended September 30, 2025 compared to the same period in 2024, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2025	2024			2025	2024
Residential	4,063	4,146	(2.0)%	(2.1)%	10,952	10,897	0.5%	(1.5)%
Small commercial & industrial	2,057	2,129	(3.4)%	(2.0)%	5,835	5,876	(0.7)%	(2.0)%
Large commercial & industrial	3,731	3,768	(1.0)%	(2.3)%	10,470	10,531	(0.6)%	(1.4)%
Public authorities & electric railroads	159	156	1.9%	1.7%	511	470	8.7%	8.6%
Total electric retail deliveries(a)	10,010	10,199	(1.9)%	(2.1)%	27,768	27,774	—%	(1.4)%

	At September 30,
Number of Electric Customers	2025	2024
Residential	1,539,345	1,529,205
Small commercial & industrial	154,955	155,126
Large commercial & industrial	3,159	3,156
Public authorities & electric railroads	10,343	10,716
Total	1,707,802	1,698,203
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

PECO

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2025	2024			2025	2024
Residential	2,064	2,359	(12.5)%	(12.1)%	28,469	25,779	10.4%	(0.5)%
Small commercial & industrial	2,243	1,933	16.0%	17.5%	16,046	14,742	8.8%	1.8%
Large commercial & industrial	—	1	(100.0)%	(9.8)%	14	17	(17.6)%	(3.8)%
Transportation	5,081	5,232	(2.9)%	(2.6)%	17,759	17,248	3.0%	0.4%
Total natural gas retail deliveries(a)	9,388	9,525	(1.4)%	(1.2)%	62,288	57,786	7.8%	0.3%

	At September 30,
Number of Natural Gas Customers	2025	2024
Residential	510,166	506,476
Small commercial & industrial	44,603	44,682
Large commercial & industrial	7	7
Transportation	619	643
Total	555,395	551,808
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three and nine months ended September 30, 2025 compared to the same period in 2024 increased primarily due to electric and gas distribution rates charged to customers.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue for the three and nine months ended September 30, 2025 compared to the same period in 2024 remained relatively consistent.
Other Revenue primarily includes revenue related to late payment charges. Other revenue for the three months ended September 30, 2025 compared to the same period in 2024 remained relatively consistent. Other revenue for the nine months ended September 30, 2025 compared to the same period in 2024 increased primarily due to revenue related to late payment charges.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.

PECO
The increase of $60 million and increase of $175 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials	$18	$32
Pension and non-pension postretirement benefit expense	1	3
BSC costs	(3)	(1)
Credit loss expense	(7)	(3)
Storm-related costs(a)	(63)	(29)
Other	(7)	(7)
	(61)	(5)
Regulatory required programs	(11)	1
Total decrease	$(72)	$(4)
__________
(a)Decrease primarily due to deferral of extraordinary February and June storm costs of $53 million in the third quarter of 2025.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$10	$26
Regulatory asset amortization	(3)	(8)
Total increase	$7	$18
__________
(a)Depreciation and amortization expense increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased by $8 million and increased by $19 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024, primarily due to higher Pennsylvania gross receipts tax.
Interest expense, net increased $7 million and increased $18 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024, primarily due to an increase in interest rates and the issuance of debt in the third quarter of 2025.
Effective income tax rates were 2.0% and (3.5)% for the three months ended September 30, 2025 and 2024, respectively, 3.4% and 2.5% for the nine months ended September 30, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Operating revenues	$1,209	$1,044	$165	$3,791	$3,268	$523
Operating expenses
Purchased power and fuel	568	420	(148)	1,584	1,228	(356)
Operating and maintenance	239	281	42	807	795	(12)
Depreciation and amortization	155	162	7	473	474	1
Taxes other than income taxes	93	86	(7)	273	254	(19)
Total operating expenses	1,055	949	(106)	3,137	2,751	(386)
Operating income	154	95	59	654	517	137
Other income and (deductions)
Interest expense, net	(64)	(57)	(7)	(183)	(159)	(24)
Other, net	15	11	4	35	27	8
Total other income and (deductions)	(49)	(46)	(3)	(148)	(132)	(16)
Income before income taxes	105	49	56	506	385	121
Income taxes	23	4	(19)	108	32	(76)
Net income	$82	$45	$37	$398	$353	$45
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024. Net income increased $37 million primarily due to electric distribution rates and decreases in storm costs, credit loss expense, and various operating expenses.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Net Income increased $45 million primarily due to distribution and transmission rates and a decrease in storm costs, partially offset by an increase in interest expense and the derecognition of regulatory assets and liabilities for multi-year plan reconciliations that will no longer be filed as a result of the Next Generation Energy Act. See Note 2 — Regulatory Matters for additional information regarding the Next Generation Energy Act.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Increase (Decrease)			Increase
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$17	$(9)	$8	$66	$46	$112
Transmission	(1)	—	(1)	10	—	10
Other	3	—	3	11	—	11
	19	(9)	10	87	46	133
Regulatory required programs	146	9	155	276	114	390
Total increase	$165	$—	$165	$363	$160	$523
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

BGE

	At September 30,
Number of Electric Customers	2025	2024
Residential	1,220,937	1,215,873
Small commercial & industrial	115,246	115,032
Large commercial & industrial	13,432	13,206
Public authorities & electric railroads	254	260
Total	1,349,869	1,344,371

	At September 30,
Number of Natural Gas Customers	2025	2024
Residential	660,241	658,485
Small commercial & industrial	37,731	37,752
Large commercial & industrial	6,404	6,353
Total	704,376	702,590
Distribution Revenue increased for the three and nine months ended September 30, 2025, compared to the same period in 2024, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue remained relatively consistent for the three months ended September 30, 2025 and increased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other Revenue increased for the three and nine months ended September 30, 2025 as compared to the same period in 2024, primarily driven by increases in service application fees.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $148 million and $356 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Decrease) Increase	Increase (Decrease)
Labor, other benefits, contracting, and materials	(8)	8
Credit loss expense	(7)	(2)
BSC costs	—	4
Pension and non-pension postretirement benefits expense	—	1
Storm-related costs	(9)	(16)
Other(a)	(19)	(6)
	(43)	(11)
Regulatory required programs(b)	1	23
Total (decrease) increase	$(42)	$12
__________
(a)For the three and nine months ended, reflects the absence of capital write-offs included in 2024. For the nine months ended, reflects the derecognition of regulatory assets for multi-year plan reconciliations that will no longer be filed as a result of the Next Generation Energy Act. See Note 2 — Regulatory Matters for additional information regarding the Next Generation Energy Act.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters for additional information.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization	$4	$7
Regulatory required programs(a)	5	16
Regulatory asset amortization	(16)	(24)
Total decrease	$(7)	$(1)
__________
(a)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters for additional information.

Interest expense, net increased $7 million and $24 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024, primarily due to the issuance of debt in the second quarter of 2025.
Taxes other than income taxes increased $7 million and $19 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024, primarily due to increased property taxes.
Effective income tax rates were 21.9% and 8.2% for the three months ended September 30, 2025 and 2024, respectively, and 21.3% and 8.3% for the nine months ended September 30, 2025 and 2024. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three and nine months ended September 30, 2025 compared to the same periods in 2024. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
PHI	$291	$278	$13	$628	$603	$25
Pepco	156	140	16	337	323	14
DPL	55	55	—	163	156	7
ACE	82	83	(1)	138	133	5
Other(a)	(2)	—	(2)	(10)	(9)	(1)
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024. Net Income increased by $13 million primarily due to distribution rates and transmission rates at Pepco, partially offset by increases in interest and depreciation expense at Pepco.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Net Income increased by $25 million primarily due to distribution rates at Pepco, DPL Delaware electric DSIC rates and natural gas rates, transmission rates at Pepco and DPL, and favorable weather conditions at DPL, partially offset by an increase in interest and depreciation expense and the lower impacts of the Maryland multi-year plans reconciliations at Pepco.

Pepco

Results of Operations — Pepco

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Operating revenues	$992	$861	$131	$2,626	$2,320	$306
Operating expenses
Purchased power	367	294	(73)	942	808	(134)
Operating and maintenance	154	140	(14)	466	392	(74)
Depreciation and amortization	110	102	(8)	321	307	(14)
Taxes other than income taxes	122	114	(8)	344	317	(27)
Total operating expenses	753	650	(103)	2,073	1,824	(249)
Loss on sale of assets	—	—	—	1	—	1
Operating income	239	211	28	554	496	58
Other income and (deductions)
Interest expense, net	(53)	(50)	(3)	(159)	(142)	(17)
Other, net	11	11	—	31	43	(12)
Total other income and (deductions)	(42)	(39)	(3)	(128)	(99)	(29)
Income before income taxes	197	172	25	426	397	29
Income taxes	41	32	(9)	89	74	(15)
Net income	$156	$140	$16	$337	$323	$14
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024. Net Income increased by $16 million primarily due to distribution and transmission rates, partially offset by increases in depreciation and interest expense.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Net Income increased by $14 million primarily due to distribution and transmission rates, partially offset by lower impacts of the Maryland multi-year plans reconciliations and increases in depreciation and interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
Distribution	$42	$124
Transmission	1	12
Other	(2)	(7)
	41	129
Regulatory required programs	90	177
Total increase	$131	$306
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

Pepco

	At September 30,
Number of Electric Customers in Maryland	2025	2024
Residential	559,986	555,029
Small commercial & industrial	30,485	30,606
Large commercial & industrial	19,086	18,987
Public authorities & electric railroads	177	179
Total	609,734	604,801
Distribution Revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to favorable impacts of the Maryland and District of Columbia multi-year plans and customer growth in Maryland.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to increases in underlying costs and capital investments.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $73 million and $134 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

Pepco

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
Maryland multi-year plan reconciliations(a)	$3	$27
Labor, other benefits, contracting, and materials	7	3
Storm-related costs	(1)	2
Pension and non-pension postretirement benefits expense	—	1
Credit loss expense	(2)	1
BSC and PHISCO costs	1	(2)
Other(b)	(4)	12
	4	44

Regulatory required programs(c)	10	30
Total increase	$14	$74
_________
(a)See Note 2 - Regulatory Matters for additional information on multi-year plan reconciliations.
(b)Primarily relates to a revenue deferral mechanism approved by the MDPSC in 2024.
(c)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters for additional information.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$6	$18
Regulatory asset amortization	2	4
Regulatory required programs(b)	—	(8)
Total increase	$8	$14
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters additional information.
Taxes other than income taxes increased $8 million and $27 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to increases in utility taxes, which are offset in revenues, and property taxes.
Interest expense, net increased $3 million and $17 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to an increase in interest rates and the issuance of debt in 2024 and 2025.
Other, net decreased $12 million for the nine months ended September 30, 2025, respectively, and stayed relatively consistent for the three months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to lower AFUDC equity.
Effective income tax rates were 20.8% and 18.6% for the three months ended September 30, 2025 and 2024, respectively, and 20.9% and 18.6% for the nine months ended September 30, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Operating revenues	$491	$462	$29	$1,460	$1,343	$117
Operating expenses
Purchased power and fuel	219	203	(16)	637	573	(64)
Operating and maintenance	94	92	(2)	296	284	(12)
Depreciation and amortization	63	62	(1)	189	183	(6)
Taxes other than income taxes	21	20	(1)	63	59	(4)
Total operating expenses	397	377	(20)	1,185	1,099	(86)
Operating income	94	85	9	275	244	31
Other income and (deductions)
Interest expense, net	(26)	(22)	(4)	(75)	(69)	(6)
Other, net	4	6	(2)	12	20	(8)
Total other income and (deductions)	(22)	(16)	(6)	(63)	(49)	(14)
Income before income taxes	72	69	3	212	195	17
Income taxes	17	14	(3)	49	39	(10)
Net income	$55	$55	$—	$163	$156	$7
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024. Net income remained relatively consistent.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Net income increased $7 million primarily due to Delaware electric DSIC rates and natural gas rates, favorable weather conditions at Delaware electric and natural gas service territories, and transmission rates, partially offset by increases in interest and depreciation expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$1	$—	$1	$4	$2	$6
Volume	(5)	1	(4)	(3)	3	—
Distribution	6	3	9	14	7	21
Transmission	2	—	2	10	—	10
Other	1	—	1	2	—	2
	5	4	9	27	12	39
Regulatory required programs	19	1	20	65	13	78
Total increase	$24	$5	$29	$92	$25	$117
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces

DPL

demand. During the three months ended September 30, 2025 compared to the same period in 2024, Operating revenues related to weather remained relatively consistent. During the nine months ended September 30, 2025 compared to the same period in 2024, Operating revenues related to weather increased due to favorable weather conditions in DPL's Delaware electric and natural gas service territories.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL's Delaware service territory for the three and nine months ended September 30, 2025, compared to same periods in 2024 and normal weather consisted of the following:

	Three Months Ended September 30,			% Change
Delaware Electric Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	3	13	28	(76.9)%	(89.3)%
Cooling Degree-Days	897	856	928	4.8%	(3.3)%

	Nine Months Ended September 30,			% Change
Delaware Electric Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	2,774	2,620	2,896	5.9%	(4.2)%
Cooling Degree-Days	1,296	1,256	1,272	3.2%	1.9%

	Three Months Ended September 30,			% Change
Delaware Natural Gas Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	3	13	34	(76.9)%	(91.2)%

	Nine Months Ended September 30,			% Change
Delaware Natural Gas Service Territory	2025	2024	Normal	2025 vs. 2024	2025 vs. Normal
Heating Degree-Days	2,774	2,620	2,970	5.9%	(6.6)%
Volume, exclusive of the effects of weather, decreased for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a decrease in customer usage. During the nine months ended September 30, 2025, Volume remained relatively consistent compared to the same period in 2024.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2025	2024			2025	2024
Residential	928	974	(4.7)%	(6.1)%	2,533	2,529	0.2%	(2.1)%
Small commercial & industrial	389	402	(3.2)%	(3.5)%	1,112	1,094	1.6%	1.3%
Large commercial & industrial	873	811	7.6%	7.3%	2,329	2,285	1.9%	1.6%
Public authorities & electric railroads	8	8	—%	(0.1)%	23	22	4.5%	4.4%
Total electric retail deliveries(a)	2,198	2,195	0.1%	(0.7)%	5,997	5,930	1.1%	—%

DPL

	At September 30,
Number of Total Electric Customers (Maryland and Delaware)	2025	2024
Residential	494,232	489,634
Small commercial & industrial	65,322	64,626
Large commercial & industrial	1,257	1,267
Public authorities & electric railroads	632	598
Total	561,443	556,125
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2025	2024			2025	2024
Residential	409	397	3.0%	5.7%	5,802	5,162	12.4%	6.9%
Small commercial & industrial	375	343	9.3%	10.9%	2,881	2,590	11.2%	5.7%
Large commercial & industrial	404	408	(1.0)%	(1.1)%	1,237	1,239	(0.2)%	(0.1)%
Transportation	1,239	1,190	4.1%	4.3%	4,626	4,491	3.0%	1.4%
Total natural gas deliveries(a)	2,427	2,338	3.8%	4.7%	14,546	13,482	7.9%	4.3%

	At September 30,
Number of Delaware Natural Gas Customers	2025	2024
Residential	131,494	130,885
Small commercial & industrial	10,134	10,110
Large commercial & industrial	14	14
Transportation	160	161
Total	141,802	141,170
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to Delaware electric DSIC rates and natural gas rates that became effective in 2025.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three and nine months ended September 30, 2025 compared to the same periods in 2024, transmission revenue increased due to increases in underlying costs and capital investments.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $16 million and $64 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024 in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Decrease) Increase	Increase (Decrease)
Credit loss expense	$(2)	$3
Storm-related costs	(3)	(5)
Labor, other benefits, contracting, and materials	3	(4)
Other	1	2
	(1)	(4)
Regulatory required programs(a)	3	16
Total increase	$2	$12
__________
(a)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$1	$7
Regulatory asset amortization	—	—
Regulatory required programs(b)	—	(1)
Total increase	$1	$6
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2024 10-K Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information

Taxes other than income taxes increased by $1 million and $4 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024 primarily due to an increase in property taxes.
Interest Expense, net increased by $4 million and $6 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024 primarily due to an increase in interest rates and the issuance of debt in 2024 and 2025.

DPL

Other, net decreased by $2 million and $8 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024 primarily due to a decrease in interest income and lower AFUDC equity.
Effective income tax rates were 23.6% and 20.3% for the three months ended September 30, 2025 and 2024, respectively, and 23.1% and 20.0% for the nine months ended September 30, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
Operating revenues	$570	$540	$30	$1,328	$1,280	$48
Operating expenses
Purchased power	286	245	(41)	616	557	(59)
Operating and maintenance	92	96	4	277	274	(3)
Depreciation and amortization	61	67	6	188	214	26
Taxes other than income taxes	2	2	—	7	7	—
Total operating expenses	441	410	(31)	1,088	1,052	(36)
Operating income	129	130	(1)	240	228	12
Other income and (deductions)
Interest expense, net	(20)	(21)	1	(62)	(59)	(3)
Other, net	2	4	(2)	8	12	(4)
Total other income and (deductions)	(18)	(17)	(1)	(54)	(47)	(7)
Income before income taxes	111	113	(2)	186	181	5
Income taxes	29	30	1	48	48	—
Net income	$82	$83	$(1)	$138	$133	$5

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024. Net income remained relatively consistent.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024. Net Income increased by $5 million primarily due to an increase in customer growth and a decrease in various operating expenses, offset by an increase in interest and depreciation expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Decrease) Increase	Increase (Decrease)
Distribution	$—	$4
Transmission	(2)	(2)
Other	—	2
	(2)	4

Regulatory required programs	32	44
Total increase	$30	$48
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

ACE

	At September 30,
Number of Electric Customers	2025	2024
Residential	509,739	507,060
Small commercial & industrial	62,923	62,761
Large commercial & industrial	2,730	2,848
Public authorities & electric railroads	745	707
Total	576,137	573,376
Distribution Revenue remained relatively consistent for the three months ended September 30, 2025 compared to the same period in 2024, and increased for the nine months ended September 30, 2025 compared to the same period in 2024, due to an increase in customer growth.
Transmission Revenues Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue remained relatively consistent for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $41 million and $59 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, and materials	$6	$3
Storm-related costs	(1)	—
Credit Loss Expense	(1)	—
BSC and PHISCO costs	(2)	(5)
Other	(2)	(4)
	—	(6)
Regulatory required programs	(4)	9
Total (decrease) increase	$(4)	$3

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$3	$9
Regulatory asset amortization	(3)	(10)
Regulatory required programs	(6)	(25)
Total decrease	$(6)	$(26)
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Effective income tax rates were 26.1% and 26.5% for the three months ended September 30, 2025 and 2024, respectively and 25.8% and 26.5% for the nine months ended September 30, 2025 and 2024, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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

The following table provides a summary of the change in cash flows from operating activities for the nine months ended September 30, 2025 and 2024 by Registrant:

Increase in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$361	$80	$296	$45	$25	$14	$7	$5
Adjustments to reconcile net income to cash:
Non-cash operating activities	887	553	—	135	99	99	31	(34)
Collateral (paid) received, net	(46)	(52)	6	2	—	3	(2)	—
Income taxes	37	175	68	70	42	18	24	5
Pension and non-pension postretirement benefit contributions	(173)	(181)	(8)	(6)	32	—	—	4
Regulatory assets and liabilities, net	(584)	(550)	(43)	(45)	70	15	9	48
Changes in working capital and other assets and liabilities	385	(1)	39	41	113	(13)	27	122
Increase in cash flows from operating activities	$867	$24	$358	$242	$381	$136	$96	$150
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. Significant operating cash flow impacts for the Registrants for the nine months ended September 30, 2025 and 2024 were as follows:
•See Note 14 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether the Registrant was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties remained relatively consistent comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024. See Note 8 — Derivative Financial Instruments for additional information.
•See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in Pension and non-pension postretirement benefit contributions relates to Exelon's increased contributions to the Qualified Plans during the nine months ended September 30, 2025. See Note 14 — Retirement Benefits of the 2024 Form 10-K for additional information.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differing from the recovery period of those costs. Included within the changes is energy efficiency spend for ComEd of $311 million and $266 million for the nine months ended September 30, 2025 and 2024, respectively. Also included within the changes is energy efficiency and demand response programs spend for BGE, Pepco, DPL and ACE of $64 million, $27 million, $11 million, and $37 million for the nine months ended September 30, 2025 and $94 million, $34 million, $14 million, and $24 million for the nine months ended September 30, 2024, respectively. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the nine months ended September 30, 2025 and 2024. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $215 million and $385 million, respectively. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the nine months ended September 30, 2025, the established pricing has resulted in both a receivable from, and payable to, nuclear-powered generating facilities. The change in receivable from nuclear-powered generating facilities, and the change in payable to nuclear-powered generating facilities, are reflected as a change in accounts receivable and a change in accounts payable and accrued expenses, respectively, within the cash flows from operations.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the nine months ended September 30, 2025 and 2024 by Registrant:

(Decrease) increase in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(934)	$(351)	$(209)	$(178)	$(209)	$(18)	$2	$(27)
Proceeds from sales of assets	(36)	—	—	—	2	2	—	—
Changes in intercompany money pool	—	—	(133)	—	—	—	—	—
Other investing activities	(16)	(3)	(4)	(3)	—	—	—	—
(Decrease) increase in cash flows from investing activities	$(986)	$(354)	$(346)	$(181)	$(207)	$(16)	$2	$(27)
Significant investing cash flow impacts for the Registrants for nine months ended September 30, 2025 and 2024 were as follows:
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
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the nine months ended September 30, 2025 and 2024 by Registrant:

Increase (decrease) in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$713	$493	$(27)	$161	$(188)	$(54)	$(48)	$(86)
Long-term debt, net	479	175	475	(150)	(17)	—	(17)	—
Changes in intercompany money pool	—	—	—	—	(9)	—	—	—
Issuance of common stock	25	—	—	—	—	—	—	—
Dividends paid on common stock	(70)	(28)	(110)	(18)	—	19	13	(32)
Distributions to member	—	—	—	—	1	—	—	—
Contributions from parent/member	—	(9)	(17)	294	64	(68)	(53)	13
Other financing activities	(1)	5	(3)	1	14	11	(2)	—
Increase (decrease) in cash flows from financing activities	$1,146	$636	$318	$288	$(135)	$(92)	$(107)	$(105)

Significant financing cash flow impacts for the Registrants for the nine months ended September 30, 2025 and 2024 were as follows:
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
During the nine months ended September 30, 2025, the following long-term debt was retired and/or redeemed.

Company(a)	Type	Interest Rate	Maturity	Amount
Exelon	Senior Notes	3.95%	June 15, 2025	$807
(a)On October 15, 2025, PECO redeemed $350 million of its 3.15% First Mortgage Bonds at maturity.
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the nine months ended September 30, 2025 and for the fourth quarter of 2025 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2025	February 12, 2025	February 24, 2025	March 14, 2025	$0.4000
Second Quarter 2025	April 29, 2025	May 12, 2025	June 13, 2025	$0.4000
Third Quarter 2025	July 29, 2025	August 11, 2025	September 15, 2025	$0.4000
Fourth Quarter 2025	October 29, 2025	November 10, 2025	December 15, 2025	$0.4000
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2025. The 2025 quarterly dividend will be $0.40 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.4 billion was available to support additional commercial paper as of September 30, 2025, and of which no financial institution has more than 6.2% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the nine months ended September 30, 2025 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2024 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
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
In the third quarter of 2025, Exelon entered into forward sale agreements for 11.5 million shares at a weighted-average net forward price of $43.73 per share. The forward sale agreements require Exelon to, at its election prior to December 15, 2026 either (i) physically settle the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements.
No amounts have been or will be recorded on Exelon's balance sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the nine months ended September 30, 2025, approximately 26.7 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.
Inclusive of the impact of the forward sale agreements, $1.6 billion of Common stock remained available for sale pursuant to the ATM program as of September 30, 2025.
Incremental Collateral Requirements
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at September 30, 2025 and available credit facility capacity prior to any incremental collateral at September 30, 2025:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$26	$—	$985
PECO	—	40	595
BGE	—	23	575
Pepco	1	—	235
DPL	—	13	267
ACE	—	—	230
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of September 30, 2025, the most recent estimates of capital expenditures for plant additions and improvements for 2025 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$8,975
ComEd	950	2,250	N/A	3,200
PECO	200	1,375	350	1,950
BGE	650	650	525	1,850
PHI	575	1,475	100	2,150
Pepco	250	750	N/A	1,000
DPL	150	325	75	525
ACE	150	275	N/A	425
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
The credit ratings for ComEd, BGE, PHI, Pepco, DPL, and ACE did not change for the nine months ended September 30, 2025. On January 17, 2025, Fitch Ratings affirmed and withdrew the long-term and short-term issuer default ratings along with individual securities ratings of the Registrants for commercial reasons. On February 7, 2025, S&P raised its long-term issuer credit rating for Exelon and PECO from 'BBB+' to 'A-', and raised its rating on Exelon’s senior unsecured debt from ‘BBB’ to 'BBB+'. S&P also affirmed its short-term issuer and commercial paper rating for Exelon and PECO of 'A-2'.

Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of September 30, 2025, are presented in the following table:

	During the Nine Months Ended September 30, 2025		At September 30, 2025
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$578	$—	$64
PECO	336	(253)	222
BSC	—	(413)	(284)
PHI Corporate	—	(85)	(64)
PCI	62	—	62

	During the Nine Months Ended September 30, 2025		At September 30, 2025
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$20	$(35)	$—
DPL	48	(1)	—
ACE	—	(46)	—
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

Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At September 30, 2025
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(a)(b)	FERC	December 31, 2025	$2,500	ICC	January 1, 2027 & May 1, 2027	$1,593
PECO(c)	FERC	December 31, 2025	1,500	PAPUC	December 31, 2027	1,850
BGE(d)	FERC	December 31, 2025	700	MDPSC	N/A	1,850
Pepco(e)(f)(g)	FERC	December 31, 2025	500	MDPSC / DCPSC	December 31, 2025	100
DPL(e)(h)(i)	FERC	December 31, 2025	500	MDPSC / DEPSC	December 31, 2025	172
ACE(j)	NJBPU	December 31, 2025	350	NJBPU	December 31, 2026	775
__________

(a)On September 8, 2025, ComEd filed an application with the FERC to request a new short-term financing authority for $2.5 billion through December 31, 2027. ComEd expects approval of their application by December 31, 2025.
(b)On September 19, 2025, ComEd filed an application for $2.8 billion in new money long-term debt financing authority from the ICC and expects approval of their application by December 31, 2025.
(c)On September 8, 2025, PECO filed an application with the FERC to request a new short-term financing authority for $1.5 billion through December 31, 2027. PECO expects approval of their application by December 31, 2025.
(d)On September 8, 2025, BGE filed an application with the FERC to request a new short term financing authority for $900 million through December 31, 2027. BGE expects approval of their application by December 31, 2025.
(e)The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DCPSC and DEPSC have an expiration date of December 31, 2025.
(f)On July 17, 2025, Pepco filed an application with the MDPSC and DCPSC to request a new long-term financing authority for $1.1 billion through December 31, 2028. On September 3, 2025, Pepco received approval of their application from the MDSPC. Pepco expects approval of their application from the DCPSC by December 31, 2025.
(g)On September 8, 2025, Pepco filed an application with the FERC to request a new short-term financing authority for $700 million through December 31, 2027. Pepco expects approval of their application by December 31, 2025.
(h)On September 3, 2025, DPL received approval from the MDSPC and DEPSC, respectively, for $700 million in new long-term financing authority, with an effective date of January 1, 2026.
(i)On September 8, 2025, DPL filed an application with the FERC to request a new short-term financing authority for $700 million through December 31, 2027. DPL expects approval of their application by December 31, 2025.
(j)On June 6, 2025, ACE filed an application with the NJBPU to extend their short-term financing authority through January 1, 2028. ACE expects approval of their application by December 31, 2025.

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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2025	2026	2027	2028	2029	2030 and Beyond
Prices based on model or other valuation methods (Level 3)	$(10)	$(20)	$(20)	$(20)	$(19)	$(39)	$(128)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
ITEM 4.    CONTROLS AND PROCEDURES
During the third quarter of 2025, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of September 30, 2025, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At September 30, 2025, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2024 Form 10-K in ITEM 1A. RISK FACTORS.
ITEM 5.    OTHER INFORMATION

All Registrants
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025.
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
(4) Instruments Defining the Rights of Securities Holders, Including Indentures

PECO Energy Company
Exhibit No.	Description	Location
4-1	One Hundred and Twenty-Fifth Supplemental Indenture dated as of August 15, 2025 from PECO to U.S. Bank National Association, as trustee	File No. 000-16844, Form 8-K dated September 10, 2025, Exhibit 4.1

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed by the following officers for the following companies:

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
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed by the following officers for the following companies:

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
November 4, 2025

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
November 4, 2025

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
November 4, 2025

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
November 4, 2025

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
November 4, 2025

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
November 4, 2025

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
November 4, 2025

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
November 4, 2025