Form 10-Q
period 2026-03-31
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2026-05-06
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of March 31, 2026 was:

Exelon Corporation Common Stock, without par value	1,023,208,142
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,425
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Pepco Energy Services or PES	Pepco Energy Services, Inc. and its subsidiaries
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation and Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon as of December 31, 2021 prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2025 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2025 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AECs	Alternative Energy Credits that are issued for each megawatt hour of generation from a qualified alternative energy source
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ATM	At the market
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
Convertible Senior Notes	Exelon's 3.25% Convertible Senior Notes due 2029
CMC	Carbon Mitigation Credit
CRGA	Clean and Reliable Grid Affordability Act
CODMs	Chief Operating Decision Makers
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DPP	Deferred Purchase Price
DSIC	Distribution System Improvement Charge
EDIT	Excess Deferred Income Taxes
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ETAC	Energy Transition Assistance Charge
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
IIJA	Infrastructure Investment and Jobs Act
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
mmcf	Million Cubic Feet
MRP	Multi-Year Rate Plan
MWh	Megawatt hour
N/A	Not Applicable
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NJBPU	New Jersey Board of Public Utilities
Non-Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOLC	Tax Net Operating Loss Carryforward
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
PLR	Private Letter Ruling
POLR	Provider of Last Resort
PP&E	Property, Plant, and Equipment
PRPs	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to regulatory agreements with the ICC and PAPUC
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on Equity
ROU	Right-of-use
RTO	Regional Transmission Organization
RUBC	Residential Universal Bill Credit
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
TCJA	Tax Cuts and Jobs Act
TSC	Transmission Service Charge
Transition Bonds	Transition Bonds issued by Atlantic City Electric Transition Funding LLC
USAO	United States Attorney's Office for the Northern District of Illinois
ZEC	Zero Emission Credit

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

New factors emerge from time to time, and it is impossible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For more information, see those factors discussed in the 2025 Form 10-K filed by the Registrants, including in Part I, ITEM 1A. Risk Factors, and this Report including in Part II, ITEM 1A. Risk Factors.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Operating revenues
Electric operating revenues	$6,157	$5,816
Natural gas operating revenues	1,117	1,024
Revenues from alternative revenue programs	(32)	(126)
Total operating revenues	7,242	6,714
Operating expenses
Purchased power	2,382	2,184
Purchased fuel	394	338
Operating and maintenance	1,466	1,347
Depreciation and amortization	952	903
Taxes other than income taxes	443	405
Total operating expenses	5,637	5,177
Loss on sale of assets	—	(1)
Operating income	1,605	1,536
Other income and (deductions)
Interest expense, net	(548)	(504)
Interest expense to affiliates	(7)	(6)
Other, net	69	52
Total other income and (deductions)	(486)	(458)
Income before income taxes	1,119	1,078
Income taxes	200	170
Net income attributable to common shareholders	$919	$908

Comprehensive income, net of income taxes
Net income	$919	$908
Other comprehensive income, net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	7	5
Pension and non-pension postretirement benefit plans valuation adjustments	4	5
Unrealized (loss) on cash flow hedges	(5)	(8)
Other comprehensive income	6	2
Comprehensive income attributable to common shareholders	$925	$910

Average shares of common stock outstanding:
Basic	1,024	1,008
Assumed exercise and/or distributions of stock-based awards(a)	2	1
Diluted	1,026	1,009

Earnings per average common share
Basic	$0.90	$0.90
Diluted	$0.90	$0.90
__________
(a)The dilutive effects of stock-based compensation awards are calculated using the treasury stock method for all periods presented.

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$919	$908
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	953	905
Loss on sales of assets	—	1
Deferred income taxes and amortization of investment tax credits	345	121
Net fair value changes related to derivatives	—	1
Other non-cash operating activities	222	344
Changes in assets and liabilities:
Accounts receivable	395	(402)
Inventories	20	17
Accounts payable and accrued expenses	(632)	(397)
Collateral received, net	45	44
Income taxes	(144)	59
Regulatory assets and liabilities, net	(329)	86
Pension and non-pension postretirement benefit contributions	(346)	(292)
Other assets and liabilities	276	(195)
Net cash flows provided by operating activities	1,724	1,200
Cash flows from investing activities
Capital expenditures	(2,358)	(1,946)
Other investing activities	2	4
Net cash flows used in investing activities	(2,356)	(1,942)
Cash flows from financing activities
Changes in short-term borrowings	(447)	(775)
Proceeds from short-term borrowings with maturities greater than 90 days	500	—
Issuance of long-term debt	1,120	2,425
Issuance of common stock	—	173
Dividends paid on common stock	(430)	(403)
Proceeds from employee stock plans	12	—
Other financing activities	(27)	(35)
Net cash flows provided by financing activities	728	1,385
Increase in cash, restricted cash, and cash equivalents	96	643
Cash, restricted cash, and cash equivalents at beginning of period	1,201	939
Cash, restricted cash, and cash equivalents at end of period	$1,297	$1,582

Supplemental cash flow information
Decrease in capital expenditures not paid	(373)	(216)
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$713	$626
Restricted cash and cash equivalents	560	525
Accounts receivable
Customer accounts receivable	3,636	3,732
Customer allowance for credit losses	(522)	(435)
Customer accounts receivable, net	3,114	3,297
Other accounts receivable	1,680	1,879
Other allowance for credit losses	(102)	(94)
Other accounts receivable, net	1,578	1,785
Inventories, net
Fossil fuel	35	88
Materials and supplies	811	780
Regulatory assets	1,373	1,359
Prepaid renewable energy credits	314	563
Other	504	523
Total current assets	9,002	9,546
Property, plant, and equipment (net of accumulated depreciation and amortization of $20,694 and $20,080 as of March 31, 2026 and December 31, 2025, respectively)	85,564	84,318
Deferred debits and other assets
Regulatory assets	9,322	9,214
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	4,830	4,755
Investments	317	312
Other	1,880	1,795
Total deferred debits and other assets	22,979	22,706
Total assets	$117,545	$116,570
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$665	$612
Long-term debt due within one year	2,326	1,665
Accounts payable	3,119	3,721
Accrued expenses	1,203	1,582
Payables to affiliates	5	5
Customer deposits	565	533
Regulatory liabilities	910	1,128
Mark-to-market derivative liabilities	21	30
Unamortized energy contract liabilities	5	5
Renewable energy credit obligations	222	473
Other	547	577
Total current liabilities	9,588	10,331
Long-term debt	47,859	47,413
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	14,201	13,715
Regulatory liabilities	11,186	11,016
Pension obligations	1,426	1,749
Non-pension postretirement benefit obligations	558	546
Asset retirement obligations	321	321
Mark-to-market derivative liabilities	112	106
Unamortized energy contract liabilities	16	16
Other	2,573	2,169
Total deferred credits and other liabilities	30,393	29,638
Total liabilities	88,230	87,772
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 1,023 shares outstanding as of March 31, 2026 and December 31, 2025)	22,129	22,106
Treasury stock, at cost (2 shares as of March 31, 2026 and December 31, 2025)	(123)	(123)
Retained earnings	8,065	7,577
Accumulated other comprehensive loss, net	(756)	(762)
Total shareholders’ equity	29,315	28,798
Total liabilities and shareholders’ equity	$117,545	$116,570

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2026
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2025	1,024,401	$22,106	$(123)	$7,577	$(762)	$28,798
Net income	—	—	—	919	—	919
Long-term incentive plan activity	338	10	—	—	—	10
Employee stock purchase plan activity	302	13	—	—	—	13
Common stock dividends ($0.42/common share)	—	—	—	(431)	—	(431)
Other comprehensive income, net of income taxes	—	—	—	—	6	6
Balance at March 31, 2026	1,025,041	$22,129	$(123)	$8,065	$(756)	$29,315

	Three Months Ended March 31, 2025
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2024	1,007,046	$21,338	$(123)	$6,426	$(720)	$26,921
Net income	—	—	—	908	—	908
Long-term incentive plan activity	299	4	—	—	—	4
Employee stock purchase plan activity	(8)	2	—	—	—	2
Issuance of Common Stock	4,031	173	—	—	—	173
Common stock dividends ($0.40/common share)	—	—	—	(403)	—	(403)
Other comprehensive income, net of income taxes	—	—	—	—	2	2
Balance at March 31, 2025	1,011,368	$21,517	$(123)	$6,931	$(718)	$27,607

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating revenues
Electric operating revenues	$1,894	$2,142
Revenues from alternative revenue programs	8	(85)
Operating revenues from affiliates	11	8
Total operating revenues	1,913	2,065
Operating expenses
Purchased power	451	689
Operating and maintenance	335	323
Operating and maintenance from affiliates	103	100
Depreciation and amortization	404	380
Taxes other than income taxes	105	99
Total operating expenses	1,398	1,591
Operating income	515	474
Other income and (deductions)
Interest expense, net	(132)	(125)
Interest expense to affiliates, net	(3)	(3)
Other, net	31	21
Total other income and (deductions)	(104)	(107)
Income before income taxes	411	367
Income taxes	101	65
Net income	$310	$302
Comprehensive income	$310	$302

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$310	$302
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	404	380
Deferred income taxes and amortization of investment tax credits	71	(8)
Other non-cash operating activities	21	141
Changes in assets and liabilities:
Accounts receivable	559	(111)
Receivables from and payables to affiliates, net	(11)	(21)
Inventories	(7)	3
Accounts payable and accrued expenses	(108)	(189)
Collateral received, net	52	5
Income taxes	29	72
Regulatory assets and liabilities, net	(350)	76
Pension and non-pension postretirement benefit contributions	(220)	(189)
Other assets and liabilities	(6)	(102)
Net cash flows provided by operating activities	744	359
Cash flows from investing activities
Capital expenditures	(885)	(590)
Other investing activities	—	1
Net cash flows used in investing activities	(885)	(589)
Cash flows from financing activities
Changes in short-term borrowings	46	311
Dividends paid on common stock	(218)	(203)
Contributions from parent	256	87
Net cash flows provided by financing activities	84	195
Decrease in cash, restricted cash, and cash equivalents	(57)	(35)
Cash, restricted cash, and cash equivalents at beginning of period	663	632
Cash, restricted cash, and cash equivalents at end of period	$606	$597

Supplemental cash flow information
Decrease in capital expenditures not paid	$(133)	$(25)
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$95	$159
Restricted cash and cash equivalents	487	454
Accounts receivable
Customer accounts receivable	865	1,058
Customer allowance for credit losses	(130)	(115)
Customer accounts receivable, net	735	943
Other accounts receivable	780	1,155
Other allowance for credit losses	(27)	(23)
Other accounts receivable, net	753	1,132
Receivables from affiliates	7	5
Inventories, net	274	268
Regulatory assets	687	595
Other	189	217
Total current assets	3,227	3,773
Property, plant, and equipment (net of accumulated depreciation and amortization of $8,514 and $8,219 as of March 31, 2026 and December 31, 2025, respectively)	32,738	32,255
Deferred debits and other assets
Regulatory assets	2,750	2,687
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	4,297	4,313
Investments	6	6
Prepaid pension asset	1,480	1,284
Other	1,355	1,342
Total deferred debits and other assets	12,513	12,257
Total assets	$48,478	$48,285
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$46	$—
Long-term debt due within one year	500	500
Accounts payable	927	1,033
Accrued expenses	369	474
Payables to affiliates	72	81
Customer deposits	214	192
Regulatory liabilities	603	846
Mark-to-market derivative liabilities	22	25
Other	295	288
Total current liabilities	3,048	3,439
Long-term debt	12,255	12,253
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,918	5,828
Regulatory liabilities	9,268	9,163
Asset retirement obligations	195	193
Non-pension postretirement benefit obligations	154	151
Mark-to-market derivative liabilities	111	106
Other	1,370	1,341
Total deferred credits and other liabilities	17,016	16,782
Total liabilities	32,525	32,680
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	11,275	11,019
Retained earnings	3,090	2,998
Total shareholders’ equity	15,953	15,605
Total liabilities and shareholders’ equity	$48,478	$48,285

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2026
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2025	$1,588	$11,019	$2,998	$15,605
Net income	—	—	310	310
Common stock dividends	—	—	(218)	(218)
Contributions from parent	—	256	—	256
Balance at March 31, 2026	$1,588	$11,275	$3,090	$15,953

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2024	$1,588	$10,628	$2,664	$14,880
Net income	—	—	302	302
Common stock dividends	—	—	(203)	(203)
Contributions from parent	—	87	—	87
Balance at March 31, 2025	$1,588	$10,715	$2,763	$15,066
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating revenues
Electric operating revenues	$1,073	$963
Natural gas operating revenues	410	376
Revenues from alternative revenue programs	5	(9)
Operating revenues from affiliates	4	3
Total operating revenues	1,492	1,333
Operating expenses
Purchased power	451	361
Purchased fuel	161	141
Operating and maintenance	271	266
Operating and maintenance from affiliates	66	61
Depreciation and amortization	121	109
Taxes other than income taxes	69	60
Total operating expenses	1,139	998
Operating income	353	335
Other income and (deductions)
Interest expense, net	(69)	(59)
Interest expense to affiliates, net	(2)	(4)
Other, net	11	8
Total other income and (deductions)	(60)	(55)
Income before income taxes	293	280
Income taxes	15	14
Net income	$278	$266
Comprehensive income	$278	$266
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$278	$266
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	121	109
Deferred income taxes and amortization of investment tax credits	278	(18)
Other non-cash operating activities	34	54
Changes in assets and liabilities:
Accounts receivable	(87)	(148)
Receivables from and payables to affiliates, net	4	(4)
Inventories	23	15
Accounts payable and accrued expenses	(122)	(25)
Collateral (paid) received, net	—	12
Income taxes	(262)	32
Regulatory assets and liabilities, net	(55)	27
Pension and non-pension postretirement benefit contributions	(12)	(9)
Other assets and liabilities	(120)	(117)
Net cash flows provided by operating activities	80	194
Cash flows from investing activities
Capital expenditures	(469)	(424)
Changes in Exelon intercompany money pool	(5)	—
Other investing activities	(1)	2
Net cash flows used in investing activities	(475)	(422)
Cash flows from financing activities
Changes in short-term borrowings	—	(192)
Dividends paid on common stock	(137)	(137)
Contributions from parent	567	563
Net cash flows provided by financing activities	430	234
Increase in cash, restricted cash, and cash equivalents	35	6
Cash, restricted cash, and cash equivalents at beginning of period	116	48
Cash, restricted cash, and cash equivalents at end of period	$151	$54

Supplemental cash flow information
Decrease in capital expenditures not paid	$(33)	$(20)
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$151	$116
Accounts receivable
Customer accounts receivable	861	811
Customer allowance for credit losses	(160)	(137)
Customer accounts receivable, net	701	674
Other accounts receivable	178	144
Other allowance for credit losses	(22)	(18)
Other accounts receivable, net	156	126
Receivables from affiliates	2	—
Fossil fuel	16	43
Materials and supplies	87	83
Prepaid utility taxes	127	2
Prepaid renewable energy credits	80	55
Regulatory assets	128	72
Other	29	32
Total current assets	1,477	1,203
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,211 and $4,131 as of March 31, 2026 and December 31, 2025, respectively)	16,245	15,922
Deferred debits and other assets
Regulatory assets	1,351	1,275
Receivable related to Regulatory Agreement Units	533	442
Investments	45	45
Prepaid pension asset	450	441
Other	92	34
Total deferred debits and other assets	2,471	2,237
Total assets	$20,193	$19,362
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Accounts payable	$758	$811
Accrued expenses	132	483
Payables to affiliates	41	35
Customer deposits	97	93
Renewable energy credit obligations	81	56
Regulatory liabilities	138	140
Other	42	40
Total current liabilities	1,289	1,658
Long-term debt	6,397	6,396
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,944	2,594
Regulatory liabilities	539	449
Asset retirement obligations	26	26
Non-pension postretirement benefit obligations	288	286
Other	158	109
Total deferred credits and other liabilities	3,955	3,464
Total liabilities	11,825	11,702
Commitments and contingencies
Shareholder’s equity
Common stock	5,789	5,222
Retained earnings	2,579	2,438
Total shareholder’s equity	8,368	7,660
Total liabilities and shareholder's equity	$20,193	$19,362
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$5,222	$2,438	$7,660
Net income	—	278	278
Common stock dividends	—	(137)	(137)
Contributions from parent	567	—	567
Balance at March 31, 2026	$5,789	$2,579	$8,368

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$4,645	$2,170	$6,815
Net income	—	266	266
Common stock dividends	—	(137)	(137)
Contributions from parent	563	—	563
Balance at March 31, 2025	$5,208	$2,299	$7,507
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating revenues
Electric operating revenues	$1,257	$1,021
Natural gas operating revenues	590	560
Revenues from alternative revenue programs	(22)	(29)
Operating revenues from affiliates	3	2
Total operating revenues	1,828	1,554
Operating expenses
Purchased power	630	450
Purchased fuel	178	159
Operating and maintenance	260	242
Operating and maintenance from affiliates	67	63
Depreciation and amortization	167	164
Taxes other than income taxes	104	96
Total operating expenses	1,406	1,174
Operating income	422	380
Other income and (deductions)
Interest expense, net	(62)	(58)
Other, net	17	9
Total other income and (deductions)	(45)	(49)
Income before income taxes	377	331
Income taxes	79	71
Net income	$298	$260
Comprehensive income	$298	$260
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$298	$260
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	167	164
Deferred income taxes and amortization of investment tax credits	191	35
Other non-cash operating activities	44	55
Changes in assets and liabilities:
Accounts receivable	(134)	(153)
Receivables from and payables to affiliates, net	(7)	(10)
Inventories	16	20
Accounts payable and accrued expenses	(63)	(15)
Collateral received, net	4	1
Income taxes	(111)	36
Regulatory assets and liabilities, net	71	14
Pension and non-pension postretirement benefit contributions	(40)	(34)
Other assets and liabilities	71	49
Net cash flows provided by operating activities	507	422
Cash flows from investing activities
Capital expenditures	(437)	(406)
Other investing activities	4	3
Net cash flows used in investing activities	(433)	(403)
Cash flows from financing activities
Changes in short-term borrowings	—	62
Dividends paid on common stock	(114)	(98)
Net cash flows used in financing activities	(114)	(36)
Decrease in cash, restricted cash, and cash equivalents	(40)	(17)
Cash, restricted cash, and cash equivalents at beginning of period	220	34
Cash, restricted cash, and cash equivalents at end of period	$180	$17

Supplemental cash flow information
Decrease in capital expenditures not paid	$(95)	$(48)
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$173	$217
Restricted cash and cash equivalents	7	3
Accounts receivable
Customer accounts receivable	1,012	887
Customer allowance for credit losses	(101)	(68)
Customer accounts receivable, net	911	819
Other accounts receivable	116	100
Other allowance for credit losses	(4)	(4)
Other accounts receivable, net	112	96
Receivables from affiliates	1	1
Inventories, net
Fossil fuel	15	36
Materials and supplies	78	74
Prepaid utility taxes	64	126
Regulatory assets	90	175
Prepaid renewable energy credits	50	189
Other	18	14
Total current assets	1,519	1,750
Property, plant, and equipment (net of accumulated depreciation and amortization of $5,351 and $5,234 as of March 31, 2026 and December 31, 2025, respectively)	14,593	14,385
Deferred debits and other assets
Regulatory assets	787	804
Investments	11	10
Prepaid pension asset	221	194
Other	40	41
Total deferred debits and other assets	1,059	1,049
Total assets	$17,171	$17,184
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Long-term debt due within one year	$350	$350
Accounts payable	470	640
Accrued expenses	252	352
Payables to affiliates	32	39
Customer deposits	126	125
Regulatory liabilities	45	31
Renewable energy credit obligations	54	194
Other	57	39
Total current liabilities	1,386	1,770
Long-term debt	5,692	5,691
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,464	2,242
Regulatory liabilities	565	595
Asset retirement obligations	36	36
Non-pension postretirement benefit obligations	138	144
Other	104	104
Total deferred credits and other liabilities	3,307	3,121
Total liabilities	10,385	10,582
Commitments and contingencies
Shareholder's equity
Common stock	4,014	4,014
Retained earnings	2,772	2,588
Total shareholder's equity	6,786	6,602
Total liabilities and shareholder's equity	$17,171	$17,184

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Changes in Shareholder's Equity
(Unaudited)

	Three Months Ended March 31, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$4,014	$2,588	$6,602
Net income	—	298	298
Common stock dividends	—	(114)	(114)
Balance at March 31, 2026	$4,014	$2,772	$6,786

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,483	$2,403	$5,886
Net income	—	260	260
Common stock dividends	—	(98)	(98)
Balance at March 31, 2025	$3,483	$2,565	$6,048
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating revenues
Electric operating revenues	$1,934	$1,691
Natural gas operating revenues	116	88
Revenues from alternative revenue programs	(23)	(3)
Operating revenues from affiliates	3	2
Total operating revenues	2,030	1,778
Operating expenses
Purchased power	850	684
Purchased fuel	55	38
Operating and maintenance	365	296
Operating and maintenance from affiliates	59	53
Depreciation and amortization	246	234
Taxes other than income taxes	151	140
Total operating expenses	1,726	1,445
Loss on sale of assets	—	(1)
Operating income	304	332
Other income and (deductions)
Interest expense, net	(105)	(99)
Interest expense to affiliates, net	(1)	(1)
Other, net	18	19
Total other income and (deductions)	(88)	(81)
Income before income taxes	216	251
Income taxes	47	57
Net income	$169	$194
Comprehensive income	$169	$194
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$169	$194
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	246	234
Loss on sales of assets	—	1
Deferred income taxes and amortization of investment tax credits	92	32
Other non-cash operating activities	86	69
Changes in assets and liabilities:
Accounts receivable	62	6
Receivables from and payables to affiliates, net	(28)	(9)
Inventories	(9)	(24)
Accounts payable and accrued expenses	(54)	(84)
Collateral (paid) received, net	(10)	27
Income taxes	(45)	25
Regulatory assets and liabilities, net	9	(14)
Pension and non-pension postretirement benefit contributions	(52)	(42)
Other assets and liabilities	10	(13)
Net cash flows provided by operating activities	476	402
Cash flows from investing activities
Capital expenditures	(558)	(513)
Net cash flows used in investing activities	(558)	(513)
Cash flows from financing activities
Changes in short-term borrowings	(493)	(530)
Issuance of long-term debt	345	425
Changes in Exelon intercompany money pool	40	11
Distributions to member	(139)	(132)
Contributions from member	275	352
Other financing activities	(7)	(8)
Net cash flows provided by financing activities	21	118
(Decrease) increase in cash, restricted cash, and cash equivalents	(61)	7
Cash, restricted cash, and cash equivalents at beginning of period	141	163
Cash, restricted cash, and cash equivalents at end of period	$80	$170

Supplemental cash flow information
Decrease in capital expenditures not paid	$(117)	$(109)
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$49	$103
Restricted cash and cash equivalents	31	38
Accounts receivable
Customer accounts receivable	897	975
Customer allowance for credit losses	(131)	(115)
Customer accounts receivable, net	766	860
Other accounts receivable	319	292
Other allowance for credit losses	(49)	(49)
Other accounts receivable, net	270	243
Receivables from affiliates	15	14
Inventories, net
Fossil fuel	4	9
Materials and supplies	371	357
Prepaid utility taxes	43	77
Regulatory assets	302	352
Prepaid renewable energy credits	59	201
Other	46	34
Total current assets	1,956	2,288
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,529 and $4,350 as of March 31, 2026 and December 31, 2025, respectively)	21,605	21,377
Deferred debits and other assets
Regulatory assets	1,560	1,556
Goodwill	4,005	4,005
Investments	159	158
Prepaid pension asset	227	199
Other	145	132
Total deferred debits and other assets	6,096	6,050
Total assets	$29,657	$29,715
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$119	$612
Long-term debt due within one year	75	64
Accounts payable	707	816
Accrued expenses	277	359
Payables to affiliates	44	71
Borrowings from Exelon intercompany money pool	120	80
Customer deposits	128	123
Regulatory liabilities	115	103
Unamortized energy contract liabilities	5	5
Renewable energy credit obligations	87	223
Other	102	121
Total current liabilities	1,779	2,577
Long-term debt	9,853	9,526
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,500	3,391
Regulatory liabilities	726	722
Asset retirement obligations	60	62
Non-pension postretirement benefit obligations	20	24
Unamortized energy contract liabilities	15	16
Other	420	418
Total deferred credits and other liabilities	4,741	4,633
Total liabilities	16,373	16,736
Commitments and contingencies
Member's equity
Membership interest	13,405	13,130
Undistributed losses	(121)	(151)
Total member's equity	13,284	12,979
Total liabilities and member's equity	$29,657	$29,715
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Changes in Member's Equity
(Unaudited)

	Three Months Ended March 31, 2026
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2025	$13,130	$(151)	$12,979
Net income	—	169	169
Distributions to member	—	(139)	(139)
Contributions from member	275	—	275
Balance at March 31, 2026	$13,405	$(121)	$13,284

	Three Months Ended March 31, 2025
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2024	$12,562	$(240)	$12,322
Net income	—	194	194
Distributions to member	—	(132)	(132)
Contributions from member	352	—	352
Balance at March 31, 2025	$12,914	$(178)	$12,736
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating revenues
Electric operating revenues	$986	$855
Revenues from alternative revenue programs	1	2
Operating revenues from affiliates	2	2
Total operating revenues	989	859
Operating expenses
Purchased power	411	318
Operating and maintenance	151	96
Operating and maintenance from affiliates	67	63
Depreciation and amortization	114	105
Taxes other than income taxes	118	113
Total operating expenses	861	695
Loss on sale of assets	—	(1)
Operating income	128	163
Other income and (deductions)
Interest expense, net	(55)	(52)
Other, net	11	11
Total other income and (deductions)	(44)	(41)
Income before income taxes	84	122
Income taxes	16	25
Net income	$68	$97
Comprehensive income	$68	$97
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$68	$97
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	114	105
Loss on sales of assets	—	1
Deferred income taxes and amortization of investment tax credits	44	10
Other non-cash operating activities	27	12
Changes in assets and liabilities:
Accounts receivable	24	(14)
Receivables from and payables to affiliates, net	(6)	(2)
Inventories	(14)	(20)
Accounts payable and accrued expenses	4	(28)
Collateral (paid) received, net	(12)	10
Income taxes	(28)	15
Regulatory assets and liabilities, net	35	13
Pension and non-pension postretirement benefit contributions	(4)	(4)
Other assets and liabilities	6	(3)
Net cash flows provided by operating activities	258	192
Cash flows from investing activities
Capital expenditures	(285)	(240)
Net cash flows used in investing activities	(285)	(240)
Cash flows from financing activities
Changes in short-term borrowings	(230)	(200)
Issuance of long-term debt	170	200
Dividends paid on common stock	(64)	(66)
Contributions from parent	139	157
Other financing activities	(3)	(5)
Net cash flows provided by financing activities	12	86
(Decrease) increase in cash, restricted cash, and cash equivalents	(15)	38
Cash, restricted cash, and cash equivalents at beginning of period	55	51
Cash, restricted cash, and cash equivalents at end of period	$40	$89

Supplemental cash flow information
Decrease in capital expenditures not paid	$(83)	$(49)
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$20	$22
Restricted cash and cash equivalents	20	33
Accounts receivable
Customer accounts receivable	454	484
Customer allowance for credit losses	(76)	(69)
Customer accounts receivable, net	378	415
Other accounts receivable	173	154
Other allowance for credit losses	(26)	(26)
Other accounts receivable, net	147	128
Receivables from affiliates	1	—
Inventories, net	188	174
Regulatory assets	145	182
Prepaid renewable energy credits	49	171
Other	40	59
Total current assets	988	1,184
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,861 and $4,784 as of March 31, 2026 and December 31, 2025, respectively)	10,850	10,747
Deferred debits and other assets
Regulatory assets	400	405
Investments	142	141
Prepaid pension asset	189	194
Other	63	57
Total deferred debits and other assets	794	797
Total assets	$12,632	$12,728
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$73	$303
Long-term debt due within one year	7	6
Accounts payable	352	418
Accrued expenses	149	173
Payables to affiliates	32	37
Customer deposits	64	61
Regulatory liabilities	13	13
Renewable energy credit obligations	50	174
Other	62	84
Total current liabilities	802	1,269
Long-term debt	4,795	4,626
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,658	1,604
Regulatory liabilities	271	268
Asset retirement obligations	42	45
Other	219	214
Total deferred credits and other liabilities	2,190	2,131
Total liabilities	7,787	8,026
Commitments and contingencies
Shareholder's equity
Common stock	3,667	3,528
Retained earnings	1,178	1,174
Total shareholder's equity	4,845	4,702
Total liabilities and shareholder's equity	$12,632	$12,728
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Three Months Ended March 31, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$3,528	$1,174	$4,702
Net income	—	68	68
Common stock dividends	—	(64)	(64)
Contributions from parent	139	—	139
Balance at March 31, 2026	$3,667	$1,178	$4,845

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,335	$1,100	$4,435
Net income	—	97	97
Common stock dividends	—	(66)	(66)
Contributions from parent	157	—	157
Balance at March 31, 2025	$3,492	$1,131	$4,623

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating revenues
Electric operating revenues	$510	$463
Natural gas operating revenues	116	88
Revenues from alternative revenue programs	(6)	(5)
Operating revenues from affiliates	2	2
Total operating revenues	622	548
Operating expenses
Purchased power	234	209
Purchased fuel	55	38
Operating and maintenance	71	60
Operating and maintenance from affiliates	47	46
Depreciation and amortization	66	63
Taxes other than income taxes	26	21
Total operating expenses	499	437
Operating income	123	111
Other income and (deductions)
Interest expense, net	(27)	(25)
Other, net	4	4
Total other income and (deductions)	(23)	(21)
Income before income taxes	100	90
Income taxes	23	21
Net income	$77	$69
Comprehensive income	$77	$69
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$77	$69
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	66	63
Deferred income taxes and amortization of investment tax credits	26	9
Other non-cash operating activities	19	21
Changes in assets and liabilities:
Accounts receivable	24	(1)
Receivables from and payables to affiliates, net	—	(4)
Inventories	6	(4)
Accounts payable and accrued expenses	(29)	(9)
Collateral received, net	7	9
Income taxes	(3)	13
Regulatory assets and liabilities, net	3	2
Pension and non-pension postretirement benefit contributions	(1)	—
Other assets and liabilities	10	7
Net cash flows provided by operating activities	205	175
Cash flows from investing activities
Capital expenditures	(147)	(156)
Changes in PHI intercompany money pool	—	(12)
Net cash flows used in investing activities	(147)	(168)
Cash flows from financing activities
Changes in short-term borrowings	(115)	(144)
Issuance of long-term debt	75	125
Dividends paid on common stock	(50)	(46)
Contributions from parent	45	99
Other financing activities	(3)	(3)
Net cash flows (used in) provided by financing activities	(48)	31
Increase in cash, restricted cash, and cash equivalents	10	38
Cash, restricted cash, and cash equivalents at beginning of period	12	23
Cash, restricted cash, and cash equivalents at end of period	$22	$61

Supplemental cash flow information
Decrease in capital expenditures not paid	$(25)	$(47)

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$12	$9
Restricted cash and cash equivalents	10	3
Accounts receivable
Customer accounts receivable	228	253
Customer allowance for credit losses	(24)	(19)
Customer accounts receivable, net	204	234
Other accounts receivable	73	75
Other allowance for credit losses	(11)	(10)
Other accounts receivable, net	62	65
Receivables from affiliates	2	2
Inventories, net
Fossil fuel	5	9
Materials and supplies	105	107
Prepaid utility taxes	16	29
Regulatory assets	78	72
Prepaid renewable energy credits	10	30
Other	20	13
Total current assets	524	573
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,289 and $2,241 as of March 31, 2026 and December 31, 2025, respectively)	5,921	5,855
Deferred debits and other assets
Regulatory assets	208	214
Other	145	147
Total deferred debits and other assets	353	361
Total assets	$6,798	$6,789
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$46	$161
Long-term debt due within one year	63	53
Accounts payable	163	218
Accrued expenses	66	70
Payables to affiliates	25	25
Customer deposits	37	36
Regulatory liabilities	49	42
Renewable energy credit obligations	37	49
Other	29	22
Total current liabilities	515	676
Long-term debt	2,358	2,291
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,028	996
Regulatory liabilities	318	316
Asset retirement obligations	13	12
Other	123	127
Total deferred credits and other liabilities	1,482	1,451
Total liabilities	4,355	4,418
Commitments and contingencies
Shareholder's equity
Common stock	1,767	1,722
Retained earnings	676	649
Total shareholder's equity	2,443	2,371
Total liabilities and shareholder's equity	$6,798	$6,789
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Three Months Ended March 31, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$1,722	$649	$2,371
Net income	—	77	77
Common stock dividends	—	(50)	(50)
Contributions from parent	45	—	45
Balance at March 31, 2026	$1,767	$676	$2,443

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,615	$627	$2,242
Net income	—	69	69
Common stock dividends	—	(46)	(46)
Contributions from parent	99	—	99
Balance at March 31, 2025	$1,714	$650	$2,364

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Operating revenues
Electric operating revenues	$438	$372
Revenues from alternative revenue programs	(18)	—
Operating revenues from affiliates	1	1
Total operating revenues	421	373
Operating expenses
Purchased power	205	157
Operating and maintenance	50	51
Operating and maintenance from affiliates	43	39
Depreciation and amortization	65	64
Taxes other than income taxes	2	2
Total operating expenses	365	313
Operating income	56	60
Other income and (deductions)
Interest expense, net	(22)	(21)
Other, net	2	3
Total other income and (deductions)	(20)	(18)
Income before income taxes	36	42
Income taxes	9	11
Net income	$27	$31
Comprehensive income	$27	$31
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$27	$31
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	65	64
Deferred income taxes and amortization of investment tax credits	30	8
Other non-cash operating activities	34	25
Changes in assets and liabilities:
Accounts receivable	15	21
Receivables from and payables to affiliates, net	(4)	(2)
Inventories	(2)	—
Accounts payable and accrued expenses	(1)	(8)
Collateral (paid) received, net	(5)	6
Income taxes	(21)	3
Regulatory assets and liabilities, net	(32)	(28)
Pension and non-pension postretirement benefit contributions	(13)	(3)
Other assets and liabilities	1	(5)
Net cash flows provided by operating activities	94	112
Cash flows from investing activities
Capital expenditures	(122)	(105)
Net cash flows used in investing activities	(122)	(105)
Cash flows from financing activities
Changes in short-term borrowings	(148)	(186)
Issuance of long-term debt	100	100
Changes in PHI intercompany money pool	—	12
Dividends paid on common stock	(25)	(20)
Contributions from parent	91	94
Other financing activities	(1)	(2)
Net cash flows provided by (used in) financing activities	17	(2)
(Decrease) increase in cash and cash equivalents	(11)	5
Cash and cash equivalents at beginning of period	24	14
Cash and cash equivalents at end of period	$13	$19

Supplemental cash flow information
Decrease in capital expenditures not paid	$(8)	$(12)
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$12	$22
Restricted cash and cash equivalents	1	2
Accounts receivable
Customer accounts receivable	216	239
Customer allowance for credit losses	(31)	(27)
Customer accounts receivable, net	185	212
Other accounts receivable	80	64
Other allowance for credit losses	(12)	(13)
Other accounts receivable, net	68	51
Receivables from affiliates	12	12
Inventories, net	78	76
Regulatory assets	74	93
Other	8	8
Total current assets	438	476
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,003 and $1,956 as of March 31, 2026 and December 31, 2025, respectively)	4,615	4,556
Deferred debits and other assets
Regulatory assets	582	559
Other	50	41
Total deferred debits and other assets	632	600
Total assets	$5,685	$5,632
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$148
Long-term debt due within one year	5	5
Accounts payable	180	168
Accrued expenses	43	64
Payables to affiliates	20	24
Customer deposits	26	26
Regulatory liabilities	52	48
Other	9	13
Total current liabilities	335	496
Long-term debt	2,128	2,028
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	900	869
Regulatory liabilities	135	137
Other	66	74
Total deferred credits and other liabilities	1,101	1,080
Total liabilities	3,564	3,604
Commitments and contingencies
Shareholder's equity
Common stock	2,104	2,013
Retained earnings	17	15
Total shareholder's equity	2,121	2,028
Total liabilities and shareholder's equity	$5,685	$5,632

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements Of Changes In Shareholder's Equity
(Unaudited)

	Three Months Ended March 31, 2026
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$2,013	$15	$2,028
Net income	—	27	27
Common stock dividends	—	(25)	(25)
Contributions from parent	91	—	91
Balance at March 31, 2026	$2,104	$17	$2,121

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,915	$10	$1,925
Net income	—	31	31
Common stock dividends	—	(20)	(20)
Contributions from parent	94	—	94
Balance at March 31, 2025	$2,009	$21	$2,030

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

Name of Registrant	Business	Service Territories
Commonwealth Edison Company	Purchase and regulated retail sale of electricity	Northern Illinois, including the City of Chicago (and, through its subsidiary ComEd of Indiana, transmission in a small portion of northwestern Indiana)
Transmission and distribution of electricity to retail customers
PECO Energy Company	Purchase and regulated retail sale of electricity and natural gas	Southeastern Pennsylvania, including the City of Philadelphia (electricity)
	Transmission and distribution of electricity and distribution of natural gas to retail customers	Pennsylvania counties surrounding the City of Philadelphia (natural gas)
Baltimore Gas and Electric Company	Purchase and regulated retail sale of electricity and natural gas	Central Maryland, including the City of Baltimore (electricity and natural gas)
Transmission and distribution of electricity and distribution of natural gas to retail customers
Pepco Holdings LLC	Utility services holding company engaged, through its reportable segments Pepco, DPL, and ACE	Service Territories of Pepco, DPL, and ACE

Potomac Electric Power Company	Purchase and regulated retail sale of electricity	District of Columbia, and major portions of Montgomery and Prince George’s Counties, Maryland
Transmission and distribution of electricity to retail customers
Delmarva Power & Light Company	Purchase and regulated retail sale of electricity and natural gas	Portions of Delaware and Maryland (electricity)
	Transmission and distribution of electricity and distribution of natural gas to retail customers	Portions of New Castle County, Delaware (natural gas)
Atlantic City Electric Company	Purchase and regulated retail sale of electricity	Portions of Southern New Jersey
Transmission and distribution of electricity to retail customers
Prior Period Adjustments (ACE)
In the first quarter of 2026, management identified an error in the historical rate classification for a limited number of ACE customers that resulted in the overstatement of Regulatory assets and Revenues from alternative revenue programs. Management has concluded that the error was not material to previously issued or to the current period financial statements.
The impact of the error correction recognized in the first quarter of 2026 was a $14 million decrease to ACE’s Revenues from alternative revenue programs, a $4 million decrease to Income taxes, and a corresponding decrease of $14 million in Regulatory assets. The overall impact on ACE’s Operating income was a decrease of $14 million, and the impact on ACE’s Net income was $10 million. The error did not impact any net cash flow subtotal for the three months ended March 31, 2026.
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
The accompanying consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited but, in the opinion of each Registrant's management, the Registrants include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2025 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2026. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
New Accounting Standards (All Registrants)
New Accounting Standards Issued and Not Yet Adopted as of March 31, 2026: The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of March 31, 2026. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) in their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures, as well as the potential to early adopt where applicable. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation that such standards will not significantly impact the Registrants' financial reporting.
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
2. Regulatory Matters (All Registrants)
As discussed in Note 2 — Regulatory Matters of the 2025 Form 10-K, the Registrants are involved in rate and regulatory proceedings at FERC and their state commissions. The following discusses developments in 2026 and updates to the 2025 Form 10-K.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2026.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$1,045	8.905%	December 19, 2024	January 1, 2024
	April 26, 2024 (amended on September 11, 2024)	Electric	$624	$623	9.89%	October 31, 2024	January 1, 2025
PECO - Pennsylvania	March 28, 2024	Electric	$464	$354	N/A	December 12, 2024	January 1, 2025
		Natural Gas	$111	$78
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	$123	9.50%	November 26, 2024	January 1, 2025
Pepco - Maryland	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
	September 20, 2024 (amended September 5, 2025)	Natural Gas	$37	$22	9.60%	December 17, 2025	January 1, 2026
ACE - New Jersey	November 21, 2024	Electric	$109	$54	9.60%	November 21, 2025	December 1, 2025

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
Pepco - Maryland(a)	October 14, 2025 (amended April 16, 2026)	Electric	$120	10.50%	Third quarter of 2026
DPL - Delaware(b)	December 9, 2025	Electric	$45	10.50%	Third quarter of 2027
__________
(a)On April 14, 2026, Pepco notified the MDPSC of pursuing a traditional base rate case.
(b)DPL can implement interim rates on July 9, 2026, subject to refund.

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
On May 1, 2026, ComEd filed its 2025 MRP Reconciliation reflecting a revenue increase of $234 million, which includes the tax benefit of NOLCs. While NOLCs were included in the MRP Reconciliation, the impacts of the NOLCs will not be reflected in the financial statements until the PLR is received from the IRS. See Note 6 — Income Taxes for additional information on NOLCs.
On March 20, 2026, ComEd filed its annual revenue balancing reconciliation for 2025. This reconciliation, which is a component of revenue decoupling, reflected a revenue reduction of $128 million. The reconciliation is effective January 1, 2027, subject to regulatory approval.
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
Pepco District of Columbia Distribution Base Rate Case Proceedings

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
On April 13, 2023, Pepco filed an electric base rate case with the DCPSC (amended February 27, 2024) requesting a total revenue requirement increase of $186 million and an ROE of 10.50%. The DCPSC issued an order approving the two-year cumulative multi-year plan on November 26, 2024, which included a total revenue requirement increase of $123 million with an ROE of 9.50% effective January 1, 2025 through December 31, 2026. The DCPSC awarded Pepco electric incremental revenue requirement increases of $99 million and $24 million for 2025 and 2026, respectively. Subsequent to DCPSC approval of the order, interveners appealed the order on several grounds including that the DCPSC did not hold evidentiary hearings. On March 5, 2026, the District of Columbia Court of Appeals remanded the November 26, 2024, order back to the DCPSC to hold evidentiary hearings. On March 27, 2026, the DCPSC issued an order adopting a procedural schedule and requested supplemental briefing on what interim rates should be in effect during the remand period but did not order any refunds for previous amounts collected. Pepco is preparing for the proceeding and will continue to monitor developments.
Pepco Maryland Distribution Base Rate Case Proceedings
On May 16, 2023, Pepco filed an electric base rate case with the MDPSC (amended February 23, 2024) requesting a total revenue requirement increase of $111 million (before offsets) and an ROE of 10.50%. The MDPSC issued an order on June 10, 2024 awarding Pepco a one-year multi-year plan for April 1, 2024 through March 31, 2025 which included an incremental revenue requirement increase of $45 million and an ROE of 9.50%. The MDPSC did not adopt the requested revenue requirement increases of $80 million (before offsets), $51 million, and $14 million as filed for 2025, 2026, and the 2027 nine-month extension period, respectively. The MDPSC also approved the requested reconciliation amounts for the 12-month periods ending March 31, 2022, and March 31, 2023, which will be recovered through a rider between August 2024 through March 2026. As such, the reconciliation amounts are not included in the approved revenue requirement increases. The reconciliation amounts are $1 million and $7 million, for the 12-month periods ending March 31, 2022, and March 31, 2023, respectively. In July 2024, Pepco filed its request with the MDPSC, for recovery of the reconciliation amounts of $31 million for the 12-month period ended March 31, 2024, with supporting testimony and schedules. On March 31, 2026, the MDPSC issued an order authorizing Pepco to recover approximately $13 million through the reconciliation rider. This will be recovered through rates between May 2026 through April 2027. Additionally, the order disallowed the recovery of various assets. The order resulted in the write off of $11 million of Regulatory assets and $15 million of Property, plant and equipment with a total of $26 million recorded in Operations and maintenance expense.
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
ACE New Jersey Distribution Base Rate Case Proceedings

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
On December 14, 2023, the ICC issued a final order. The ICC rejected ComEd’s 2024-2027 Grid Plan as non-compliant with certain requirements of CEJA and required ComEd to file a revised 2024-2027 Grid Plan. On January 10, 2024, ComEd filed an appeal in the Illinois Appellate Court of portions of the ICC's December 2023 order, including but not limited to the allowed ROE, 50% equity ratio, and denial of a return on ComEd’s pension asset. There is no deadline by when the appellate court must rule. On March 13, 2024, ComEd filed its Refiled 2024-2027 Grid Plan with supporting testimony and schedules with the ICC and subsequently on March 15, 2024, ComEd also filed a petition to adjust its MRP to authorize increased rates consistent with the Refiled 2024-2027 Grid Plan. On December 19, 2024, the ICC approved the Refiled 2024-2027 Grid Plan and adjusted the approved MRP with rates effective on January 1, 2025. The final approved MRP, as adjusted, which reflects the Refiled Grid Plan, resulted in a total cumulative revenue requirement increase of $1.045 billion over the 2024-2027 plan years and remains subject to annual reconciliations in accordance with CEJA. ComEd filed timely requests for rehearing and an appeal of the MRP order, again limited to the issues on which rehearing of the December 2023 order was denied, including the allowed ROE, 50% equity ratio, and denial of a return on ComEd's pension asset.
On January 16, 2026, ComEd filed a multi-year integrated grid plan (2028-2031 Grid Plan), seeking approval for planned investments on the electric distribution system within ComEd's service area in 2028-2031. The ICC must issue an order by December 15, 2026.
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear power generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. On October 31, 2025, the seller provided notification to ComEd and the IPA that it has reflected on its 2024 federal tax return $804 million of nuclear production tax credits associated with its

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
participating nuclear power generating facilities. These amounts will be collected from the seller through an adjustment to the CMC price to be paid by ComEd and returned to customers in 2026. As of December 31, 2025, Exelon and ComEd's Consolidated Balance Sheets reflected these amounts as a receivable from the seller with an offsetting balance within the Carbon mitigation credit regulatory liability. These adjustments had no net impact on Exelon and ComEd’s Consolidated Statements of Operations and Comprehensive Income. The seller has not provided notification to ComEd or the IPA that any subsidies or tax credits, such as nuclear production tax credits, have been monetized for 2025. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. Beginning with the June 2022 monthly billing period, ComEd began issuing credits and/or charges to its retail customers under its CMC rider, the Rider Carbon-Free Resource Adjustment (Rider CFRA). A regulatory asset or liability is recorded for the difference between ComEd's costs associated with the procurement of CMCs from participating nuclear power generating facilities and revenues received from customers. The balance of the liability as of March 31, 2026 is $434 million.

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
In 2026, Illinois enacted the CRGA, which makes certain changes to the energy efficiency framework established under CEJA.

CRGA modifies the manner in which ComEd’s energy efficiency savings goals are calculated by establishing a flat incremental annual savings requirement that applies indefinitely. CRGA also increases energy efficiency budget and low‑income commitments from levels established under CEJA, expands the categories of savings that may be credited toward annual goals, and revises the return on equity applicable to the energy efficiency regulatory asset to align with the distribution return on equity.

Beginning in 2027, ComEd expects that implementation of CRGA may result in higher annual energy efficiency spending. Incremental costs incurred in advance of recovery are expected to be deferred as a regulatory asset and recovered through ComEd’s energy efficiency formula rate over the weighted‑average useful life of the related measures, subject to approval by the Illinois Commerce Commission.

The energy efficiency provisions of CRGA are effective June 1, 2026. In advance of the effective date, ComEd has begun undertaking implementation activities, including regulatory filings and planning efforts.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Maryland Regulatory Matters
Summer and Winter Rate Mitigation (Exelon, BGE, PHI, Pepco, and DPL). As part of the passing of the Next Generation Energy Act of 2025 by the Maryland General Assembly, the MDPSC issued an order on June 26, 2025, to implement the Legislative Energy Relief Refund program under which bill credits were distributed to residential customers based on their consumption of electricity supply that was subject to the renewable energy portfolio standard. On July 24, 2025, the MDPSC issued an order accepting BGE, Pepco, and DPL's proposal for the implementation of the program. As a result, BGE, Pepco, and DPL received $49 million, $21 million, and $8 million, respectively, from the MDPSC on February 3, 2026. These amounts were used to reduce residential customer account receivable balances within the first quarter of 2026.
Other Federal Regulatory Matters
PJM Cost Allocation Methodology (All Registrants). On March 6, 2026, FERC issued an order requiring the removal of the de minimis threshold exemption in the calculation of the cost responsibility of certain transmission reliability upgrade costs allocated to the rate zones of PJM transmission owners, including the Utility Registrants. FERC further ordered PJM to recalculate historical cost allocations for the period beginning June 18, 2015, and to pass through additional charges or payments to PJM customers, including Utility Registrants, as applicable, with interest within 90 days. On April 29, 2026, the time for those calculations was extended until further order from FERC. The Utility Registrants expect to recover any incremental charges incurred or reimburse any payments received through prospective electric customer rates. On April 6, 2026, a number of parties filed petitions for rehearing or clarification.
The final impacts of the decision cannot be predicted and the results, while not reasonably estimable at this time, could be material to the financial statements.
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2025, unless noted below. See Note 2 — Regulatory Matters of the 2025 Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets increased $155 million primarily due to an increase of $127 million in the Electric energy and natural gas costs regulatory asset.
PECO. Regulatory assets increased $132 million primarily due to an increase of $72 million in the Deferred income taxes regulatory asset. Regulatory liabilities increased $88 million primarily due to an increase of $91 million in the Decommissioning the Regulatory Agreement Units.
BGE. Regulatory assets decreased $102 million primarily due to a decrease of $45 million in the Electric energy and natural gas costs regulatory asset and a decrease of $42 million in the Energy efficiency and demand response programs regulatory asset. Regulatory liabilities decreased $16 million primarily due to a decrease of $31 million in the Deferred income taxes regulatory liability.
Pepco. Regulatory assets decreased $42 million primarily due to a decrease of $27 million in the Energy efficiency and demand response programs regulatory asset.
DPL. Regulatory assets remained consistent primarily due to a decrease of $15 million in the Energy efficiency and demand response programs regulatory asset, partially offset by an increase of $8 million in the Electric energy and natural gas costs regulatory asset and an increase of $4 million in the Transmission formula rate annual reconciliations regulatory asset.
ACE. Regulatory liabilities increased $2 million primarily due to an increase of $13 million in the Electric energy and natural gas costs regulatory liability, partially offset by a decrease of $4 million in the Transmission formula rate annual reconciliations regulatory liability and a decrease of $4 million in the Over-recovered credit loss expense regulatory liability.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at March 31, 2026 and December 31, 2025.

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(d)	ACE(e)
March 31, 2026	$79	$10	$39	$30	$14	$—	$16
December 31, 2025	98	12	47	39	22	1	16
__________
(a)For the three months ended March 31, 2026 reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution rate regulatory asset. For the year ended December 31, 2025, reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution rates and distributed generation regulatory assets.
(b)BGE's amount capitalized for ratemaking purposes primarily relates to investments in rate base included in the multi-year plan reconciliations.
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
See Note 3 — Revenue from Contracts with Customers of the 2025 Form 10-K for additional information regarding the primary sources of revenue for the Registrants.
Contract Liabilities
The Registrants record contract liabilities when consideration is received or due prior to the satisfaction of the performance obligations. The Registrants record contract liabilities in Other current liabilities and Other noncurrent deferred credits and other liabilities in their Consolidated Balance Sheets.
For Pepco, DPL, and ACE these contract liabilities primarily relate to upfront consideration received in the third quarter of 2020 for a collaborative arrangement ("Agreement") with an unrelated owner and manager of communication infrastructure, as well as additional consideration received for the payment option amendment ("Amendment") executed during the fourth quarter of 2023, which is discussed in further detail within Note 3 — Revenue from Contracts with Customers of the 2025 Form 10-K. The contract liability balance attributable to the Agreement and the Amendment is being recognized as Electric operating revenues over a 35 year period and 31 year period, respectively.
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three months ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2025	$119	$119	$95	$12	$12
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2026	$118	$118	$94	$12	$12

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE
Balance at December 31, 2024	$127	$127	$101	$13	$13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2025	$126	$126	$100	$13	$13
__________
(a)Revenues recognized in the three months ended March 31, 2026 and 2025, were included in the contract liabilities at December 31, 2025 and 2024, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2026. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

Year	Exelon	PHI	Pepco	DPL	ACE
2026	$4	$4	$4	$—	$—
2027	6	6	5	1	—
2028	6	6	5	—	1
2029	7	7	6	1	—
2030 and thereafter	95	95	74	10	11
Total	$118	$118	$94	$12	$12
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2026 and 2025 is as follows:

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2026
Electric revenues	$1,913	$1,082	$1,245	$1,911	$—	$(17)	$6,134
Natural gas revenues	—	410	583	116	—	(1)	1,108
Shared service and other revenues	—	—	—	3	489	(492)	—
Total operating revenues	$1,913	$1,492	$1,828	$2,030	$489	$(510)	$7,242
2025
Electric revenues	$2,065	$956	$1,012	$1,687	$—	$(11)	$5,709
Natural gas revenues	—	377	542	88	—	(2)	1,005
Shared service and other revenues	—	—	—	3	466	(469)	—
Total operating revenues	$2,065	$1,333	$1,554	$1,778	$466	$(482)	$6,714
Less:
Purchased power
2026	$451	$451	$630	$850	$—	$—	$2,382
2025	689	361	450	684	—	—	2,184
Purchased fuel
2026	$—	$161	$178	$55	$—	$—	$394
2025	—	141	159	38	—	—	338
Operating and maintenance
2026	$335	$271	$260	$365	$447	$(212)	$1,466
2025	323	266	242	296	429	(209)	1,347
Operating and maintenance from affiliates
2026	$103	$66	$67	$59	$12	$(307)	$—
2025	100	61	63	53	11	(288)	—
Depreciation and amortization
2026	$404	$121	$167	$246	$14	$—	$952
2025	380	109	164	234	16	—	903

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Taxes other than income taxes
2026	$105	$69	$104	$151	$14	$—	$443
2025	99	60	96	140	10	—	405
Loss on sale of assets
2026	$—	$—	$—	$—	$—	$—	$—
2025	—	—	—	1	—	—	1
Interest expense, net(c)
2026	$132	$69	$62	$105	$180	$—	$548
2025	125	59	58	99	163	—	504
Interest expense to affiliates, net(c)
2026	$3	$2	$—	$1	$—	$1	$7
2025	3	4	—	1	(1)	(1)	6
Other, net
2026	$(31)	$(11)	$(17)	$(18)	$—	$8	$(69)
2025	(21)	(8)	(9)	(19)	(11)	16	(52)
Income taxes
2026	$101	$15	$79	$47	$(42)	$—	$200
2025	65	14	71	57	(37)	—	170
Net income (loss) attributable to common shareholders
2026	$310	$278	$298	$169	$(136)	$—	$919
2025	302	266	260	194	(114)	—	908
Supplemental segment information
Intersegment revenues(d)
2026	$11	$4	$3	$3	$486	$(507)	$—
2025	8	3	2	2	463	(478)	—
Capital expenditures
2026	$885	$469	$437	$558	$9	$—	$2,358
2025	590	424	406	513	13	—	1,946
Total assets
March 31, 2026	$48,478	$20,193	$17,171	$29,657	$6,380	$(4,334)	$117,545
December 31, 2025	48,285	19,362	17,184	29,715	6,170	(4,146)	116,570
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
(d)See Note 15 — Related Party Transactions for additional information on intersegment revenues.
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2026
Electric revenues	$989	$506	$421	$—	$(5)	$1,911
Natural gas revenues	—	116	—	—	—	116
Shared service and other revenues	—	—	—	110	(107)	3

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Total operating revenues	$989	$622	$421	$110	$(112)	$2,030
2025
Electric revenues	$859	$460	$373	$—	$(5)	$1,687
Natural gas revenues	—	88	—	—	—	88
Shared service and other revenues	—	—	—	106	(103)	3
Total operating revenues	$859	$548	$373	$106	$(108)	$1,778
Less:
Purchased power
2026	$411	$234	$205	$—	$—	$850
2025	318	209	157	—	—	684
Purchased fuel
2026	$—	$55	$—	$—	$—	$55
2025	—	38	—	—	—	38
Operating and maintenance
2026	$151	$71	$50	$93	$—	$365
2025	96	60	51	89	—	296
Operating and maintenance from affiliates
2026	$67	$47	$43	$14	$(112)	$59
2025	63	46	39	13	(108)	53
Depreciation and amortization
2026	$114	$66	$65	$1	$—	$246
2025	105	63	64	2	—	234
Taxes other than income taxes
2026	$118	$26	$2	$5	$—	$151
2025	113	21	2	4	—	140
Loss on sale of assets
2026	$—	$—	$—	$—	$—	$—
2025	1	—	—	—	—	1
Interest expense, net(c)
2026	$55	$27	$22	$1	$—	$105
2025	52	25	21	1	—	99
Interest expense to affiliates, net(c)
2026	$—	$—	$—	$1	$—	$1
2025	—	—	—	1	—	1
Other, net
2026	$(11)	$(4)	$(2)	$(1)	$—	$(18)
2025	(11)	(4)	(3)	(1)	—	(19)
Income taxes
2026	$16	$23	$9	$(1)	$—	$47
2025	25	21	11	—	—	57
Net income (loss) attributable to common shareholders
2026	$68	$77	$27	$(3)	$—	$169
2025	97	69	31	(3)	—	194
Supplemental segment information
Intersegment revenues(d)
2026	$2	$2	$1	$110	$(112)	$3
2025	2	2	1	106	(109)	2
Capital expenditures

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2026	$285	$147	$122	$4	$—	$558
2025	240	156	105	12	—	513
Total assets
March 31, 2026	$12,632	$6,798	$5,685	$4,618	$(76)	$29,657
December 31, 2025	12,728	6,789	5,632	4,602	(36)	29,715
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

	Three Months Ended March 31, 2026
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$1,024	$725	$818	$1,096	$507	$331	$258
Small commercial & industrial	484	172	130	191	54	69	68
Large commercial & industrial	120	87	180	395	321	30	44
Public authorities & electric railroads	12	8	8	19	10	4	5
Other(a)	249	77	117	232	93	77	64
Total electric revenues(b)	$1,889	$1,069	$1,253	$1,933	$985	$511	$439
Natural gas revenues
Residential	$—	$286	$401	$74	$—	$74	$—
Small commercial & industrial	—	96	63	29	—	29	—
Large commercial & industrial	—	—	93	4	—	4	—
Transportation	—	20	—	5	—	5	—
Other(c)	—	7	31	4	—	4	—
Total natural gas revenues(d)	$—	$409	$588	$116	$—	$116	$—
Total revenues from contracts with customers	$1,889	$1,478	$1,841	$2,049	$985	$627	$439
Other revenues
Revenues from alternative revenue programs	$8	$5	$(22)	$(23)	$1	$(6)	$(18)
Other electric revenues(e)	16	8	6	4	3	1	—
Other natural gas revenues(e)	—	1	3	—	—	—	—
Total other revenues	$24	$14	$(13)	$(19)	$4	$(5)	$(18)
Total revenues for reportable segments	$1,913	$1,492	$1,828	$2,030	$989	$622	$421

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
(b)Includes operating revenues from affiliates in 2026 and 2025 respectively of:
•$11 million, $8 million at ComEd
•$4 million, $2 million at PECO
•$2 million, $1 million at BGE
•$3 million, $2 million at PHI
•$2 million, $2 million at Pepco
•$2 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2026 and 2025 respectively of:
•less than $1 million, $1 million at PECO
•$1 million, $1 million at BGE
(e)Includes late payment charge revenues.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
5. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended March 31, 2026
	Exelon	ComEd	PECO	BGE(b)	PHI	Pepco	DPL(c)	ACE
Balance at December 31, 2025	$435	$115	$137	$68	$115	$69	$19	$27
Plus: Current period provision for expected credit losses	148	32	39	43	34	17	8	9
Less: Write-offs, net of recoveries(a)	61	17	16	10	18	10	3	5
Balance at March 31, 2026	$522	$130	$160	$101	$131	$76	$24	$31

	Three Months Ended March 31, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$406	$109	$133	$56	$108	$59	$17	$32
Plus: Current period provision for expected credit losses	133	33	41	23	36	17	10	9
Less: Write-offs, net of recoveries	53	17	14	7	15	7	4	4
Balance at March 31, 2025	$486	$125	$160	$72	$129	$69	$23	$37
_________
(a)Recoveries were not material to the Registrants.
(b)For BGE, the increase in current period provision for expected credit losses when comparing to the three months ended March 31, 2025, is primarily a result of increased receivable balances.
(c)For DPL, the decrease in current period provision for expected credit losses when comparing to the three months ended March 31, 2025, is primarily a result of favorable customer payment behavior.
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended March 31, 2026
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE(b)
Balance at December 31, 2025	$94	$23	$18	$4	$49	$26	$10	$13
Plus: Current period provision for expected credit losses	17	8	6	1	2	1	1	—
Less: Write-offs, net of recoveries(a)	9	4	2	1	2	1	—	1
Balance at March 31, 2026	$102	$27	$22	$4	$49	$26	$11	$12

	Three Months Ended March 31, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$107	$34	$18	$6	$49	$27	$9	$13
Plus: Current period provision for expected credit losses	15	2	9	1	3	—	—	3
Less: Write-offs, net of recoveries	9	2	5	1	1	—	—	1
Balance at March 31, 2025	$113	$34	$22	$6	$51	$27	$9	$15
_________
(a)Recoveries were not material to the Registrants.
(b)For ACE, the decrease in current period provision for expected credit losses when comparing to the three months ended March 31, 2025, is primarily a result of decreased aged receivables.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2026	$873	$246	$206	$211	$210	$107	$59	$44
December 31, 2025	1,231	301	278	325	327	155	100	72
__________
(a)Unbilled customer revenues are classified in Customer accounts receivable, net in the Registrants' Consolidated Balance Sheets.
Other Purchases of Customer and Other Accounts Receivables
For the three months ended March 31, 2026 and 2025, the Utility Registrants were required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, Delaware, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participated in the utilities' consolidated billing. The following table presents the total receivables purchased.

	Total receivables purchased
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three months ended March 31, 2026	$1,310	$304	$411	$188	$407	$262	$76	$69
Three months ended March 31, 2025	1,138	253	334	225	326	201	68	57
6. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended March 31, 2026(a)(b)
	Exelon		ComEd		PECO(c)		BGE
U.S. Federal statutory rate	$235	21.0%	$86	21.0%	$62	21.0%	$79	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	64	5.7	30	7.3	(3)	(1.0)	23	6.1
Tax credits	(3)	(0.3)	(1)	(0.2)	—	—	(1)	(0.3)
Change in Unrecognized Tax Benefits	(17)	(1.5)	(2)	(0.5)	—	—	(1)	(0.3)
Nontaxable or nondeductible items	10	0.9	1	0.1	—	—	—	—
Other Adjustments
Plant Basis differences	(53)	(4.7)	(5)	(1.2)	(39)	(13.2)	(8)	(2.1)
Excess deferred tax	(35)	(3.1)	(8)	(1.9)	(5)	(1.7)	(13)	(3.4)
Amortization of ITC, net deferred taxes	(1)	(0.1)	—	—	—	—	—	—
Effective Tax Rate	$200	17.9%	$101	24.6%	$15	5.1%	$79	21.0%

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes

	Three Months Ended March 31, 2026(a)(b)
	PHI		PEPCO		DPL		ACE
U.S. Federal statutory rate	$45	21.0%	$18	21.0%	$21	21.0%	$8	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	14	6.5	5	6.0	6	6.0	3	8.3
Tax credits	(1)	(0.5)	—	—	—	—	—	—
Change in Unrecognized Tax Benefits	—	—	—	—	—	—	—
Nontaxable or nondeductible items	—	—	—	—	—	—	—	—
Other Adjustments
Plant Basis differences	(2)	(0.9)	(1)	(1.2)	(1)	(1.0)	—	—
Excess deferred tax	(9)	(4.3)	(6)	(6.8)	(3)	(3.0)	(2)	(4.3)
Amortization of ITC, net deferred taxes	—	—	—	—	—	—	—	—
Effective Tax Rate	$47	21.8%	$16	19.0%	$23	23.0%	$9	25.0%

	Three Months Ended March 31, 2025(a)(b)
	Exelon		ComEd(d)		PECO(c)		BGE
U.S. Federal statutory rate	$227	21.0%	$77	21.0%	$59	21.0%	$70	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	57	5.3	28	7.6	(10)	(3.6)	21	6.3
Tax credits	(5)	(0.5)	(2)	(0.5)	—	—	(1)	(0.3)
Nontaxable or nondeductible items	4	0.5	1	0.2	—	—	—	—
Other Adjustments
Plant Basis differences	(42)	(3.9)	(4)	(1.1)	(31)	(11.0)	(5)	(1.5)
Excess deferred tax	(70)	(6.5)	(35)	(9.5)	(4)	(1.4)	(14)	(4.0)
Amortization of ITC, net deferred taxes	(1)	(0.1)	—	—	—	—	—	—
Effective Tax Rate	$170	15.8%	$65	17.7%	$14	5.0%	$71	21.5%

	Three Months Ended March 31, 2025(a)(b)
	PHI		PEPCO		DPL		ACE
U.S. Federal statutory rate	$53	21.0%	$26	21.0%	$19	21.0%	$9	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	16	6.4	8	6.6	6	6.7	3	7.1
Tax credits	(1)	(0.4)	(1)	(0.8)	—	—	—	—
Nontaxable or nondeductible items	1	0.5	—	—	—	—	—	—
Other Adjustments
Plant Basis differences	(2)	(0.8)	(1)	(0.8)	(1)	(1.1)	—	0.5
Excess deferred tax	(10)	(4.0)	(7)	(5.5)	(3)	(3.3)	(1)	(2.4)
Amortization of ITC, net deferred taxes	—	—	—	—	—	—	—	—
Effective Tax Rate	$57	22.7%	$25	20.5%	$21	23.3%	$11	26.2%

__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)Exelon and Registrants had no adjustments to the following disclosure categories: Foreign Tax Effects, Effects of Changes in Tax Law or Rates Enacted in the Current Period, Effects of Cross-Border Tax Laws, and Changes in Valuation Allowances.
(c)For PECO, the lower effective tax rate is primarily related to state income taxes, net of federal income tax benefit and plant basis differences attributable to tax repair deductions.
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

	2026	2025
Exelon	IL, MD	IL, MD
ComEd	IL	IL
PECO	PA	PA
BGE	MD	MD
PHI	MD, NJ	MD, NJ
Pepco	MD	MD
DPL	DE	DE
ACE	NJ	NJ

Unrecognized Tax Benefits
Exelon, PHI and DPL have the following unrecognized tax benefits at March 31, 2026 and December 31, 2025. ComEd's, PECO's, BGE's, Pepco's, and ACE's amounts are not material.

	Exelon(a)	PHI	DPL
March 31, 2026	$85	$50	$14
December 31, 2025	100	48	12
__________
(a)At March 31, 2026 and December 31, 2025, Exelon's unrecognized tax benefits is inclusive of $20 million related to Constellation's share of unrecognized tax benefits for periods prior to the separation. Exelon reflected an offsetting receivable of $20 million in Other deferred debits and other assets in the Consolidated Balance Sheet for these amounts.
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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the Exelon tax sharing agreement when Constellation was included in Exelon's consolidated group. At March 31, 2026, there is no balance due to or from Constellation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the Exelon tax sharing agreement when Constellation was included in Exelon's consolidated group. At March 31, 2026, there is no balance due to or from Constellation.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-separation tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA provides that Exelon will reimburse Constellation when those allocated tax attribute carryforwards are utilized. In 2026, Exelon received $235 million of payments from Constellation as reimbursement for a reduction in previously utilized pre-separation tax credit carryforwards due to amended federal tax returns filed in Q1 2026. At March 31, 2026, Exelon recorded a payable of $58 million and $373 million in Other current liabilities and Other deferred credits

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes
and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
Corporate Alternative Minimum Tax (All Registrants)
On August 16, 2022, the IRA was signed into law and implements a new corporate alternative minimum tax (CAMT) that imposes a 15.0% tax on modified GAAP net income. Corporations will now pay the greater of 15.0% of financial statement pre-tax income (with certain adjustments) or their regular federal tax liability, which is federal taxable income multiplied by 21.0% federal corporate tax rate. Corporations are entitled to a tax credit (minimum tax credit) to the extent the CAMT liability exceeds the regular tax liability. This amount can be carried forward indefinitely and used in future years when regular tax exceeds the CAMT.
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, based on the existing guidance in effect at that time, Exelon and each of the Utility Registrants were subject to and reported the CAMT on a separate Registrant basis in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Balance Sheets.
On February 18, 2026, the U.S. Treasury issued guidance addressing the implementation of CAMT in the form of a notice. The new guidance permits corporate taxpayers to deduct repair and maintenance costs in the calculation of their CAMT liabilities. The notice applies retroactively, permitting Exelon to file amended returns for both 2024 and 2023 to reduce its CAMT liability by $80 million. Pursuant to the TMA, Exelon received reimbursement from Constellation for $235 million due to the reduction in the amount of Constellation's tax credits needed to offset Exelon's CAMT liability on its amended returns.
The impact of the notice was recorded as of March 31, 2026.
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
7. Retirement Benefits (All Registrants)
Defined Benefit Pension and OPEB
The majority of the 2026 pension benefit cost for the Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 5.42%. The majority of the 2026 OPEB cost is calculated using an expected long-term rate of return on plan assets of 6.50% for funded plans and a discount rate of 5.34%.
During the first quarter of 2026, Exelon received an updated valuation of its pension and OPEB to reflect actual census data as of January 1, 2026. This valuation resulted in an increase to the pension obligation of $6 million and an increase to the OPEB obligation of $10 million and a decrease to the asset of $2 million, respectively. Additionally, AOCI decreased by $4 million (after-tax) and regulatory assets increased by $23 million and liabilities increased by $1 million.
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three months ended March 31, 2026 and 2025.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Retirement Benefits

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$40	$38	$7	$6
Interest cost	143	146	25	25
Expected return on assets	(176)	(178)	(22)	(21)
Amortization of:
Prior service cost (credit)	1	1	(2)	(2)
Actuarial loss	50	53	—	—
Net periodic benefit cost	$58	$60	$8	$8
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

	Three Months Ended March 31,
Pension and OPEB Costs	2026	2025
Exelon	$65	$68
ComEd	27	21
PECO	4	2
BGE	7	16
PHI	20	25
Pepco	7	8
DPL	4	4
ACE	2	3
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Savings Plan Employer Contributions	2026	2025
Exelon	$32	$26
ComEd	11	10
PECO	4	4
BGE	3	3
PHI	5	5
Pepco	1	1
DPL	1	1
ACE	1	1

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
Commodity Price Risk (All Registrants)
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
__________
(a)See Note 2 — Regulatory Matters of the 2025 Form 10-K for additional information.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
(b)The fair value of the DPL economic hedge is not material at March 31, 2026 and December 31, 2025.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. A hypothetical 50 basis point change in the interest rates associated with Exelon's interest rate swaps as of March 31, 2026 would result in an immaterial impact to Exelon's Consolidated Net income.
Below is a summary of the interest rate hedge balances at March 31, 2026 and December 31, 2025.

	Derivatives Designated as Hedging Instruments
	March 31, 2026	December 31, 2025
Other current assets	$—	$3
Other deferred debits (noncurrent assets)	2	—
Total derivative assets	2	3
Mark-to-market derivative liabilities (current liabilities)	—	(4)
Mark-to-market derivative liabilities (noncurrent liabilities)	(1)	—
Total mark-to-market derivative liabilities	(1)	(4)
Total mark-to-market derivative net assets (liabilities)	$1	$(1)
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings. The gains and losses reclassified out of AOCI for the three months ended March 31, 2026 and 2025 are immaterial.
In February 2026, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $550 million upon issuance of $775 million of debt. See Note 9 – Debt and Credit Agreements for additional information on the debt issuance. The settlements resulted in a net cash payment of $6 million. The accumulated AOCI loss of $4 million (net of tax) is being amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the 5-year and 10-year terms of the swaps. During the first quarter of 2026, Exelon Corporate entered into $30 million notional of 10-year maturity floating-to-fixed swaps designated as cash flow hedges. The following table provides the notional amounts outstanding held by Exelon at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
5-year maturity floating-to-fixed swaps	$60	$335
10-year maturity floating-to-fixed swaps	120	365
Total	$180	$700
The related AOCI derivative gain for the three months ended March 31, 2026 was $1 million (net of tax). The related AOCI derivative loss for the three months ended March 31, 2025 was $9 million (net of tax). See Note 13 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
Credit Risk (All Registrants)
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties remained relatively consistent as of March 31, 2026. Cash collateral held by ComEd, PECO, BGE, Pepco, DPL, and ACE must be deposited in an unaffiliated major U.S. commercial bank or foreign bank with a U.S. branch office that meets certain qualifications. The following table reflects the Registrants' cash collateral held from external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Exelon	$217	$223
ComEd	192	192
PECO	6	6
BGE	8	4
PHI	11	21
Pepco	1	13
DPL	10	3
ACE(a)	—	5
__________
(a)ACE had less than one million in cash collateral with external parties at March 31, 2026.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO's, BGE's, and DPL's credit rating. As of March 31, 2026, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of March 31, 2026, they could have been required to post collateral to their counterparties of $38 million, $20 million, and $23 million, respectively.
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at March 31, 2026 and December 31, 2025.

	Outstanding Commercial Paper at		Average Interest Rate on Commercial Paper Borrowings at
Commercial Paper Issuer	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Exelon(a)	$165	$612	3.94%	3.94%
ComEd	$46	$—	3.93%	—%
PECO	$—	$—	—%	—%
BGE	$—	$—	—%	—%
PHI(b)	$119	$612	3.95%	3.94%
Pepco	$73	$303	3.94%	3.93%
DPL	$46	$161	3.96%	3.94%
ACE	$—	$148	—%	3.94%

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
__________
(a)Exelon Corporate had no outstanding commercial paper borrowings at March 31, 2026 and no outstanding commercial paper borrowings at December 31, 2025.
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
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of March 31, 2026.
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
See Note 14 — Debt and Credit Agreements of the 2025 Form 10-K for additional information on the Registrants' credit facilities.
Short-Term Loan Agreements
On March 14, 2024, Exelon Corporate amended and bifurcated the $500 million term loan agreement into two tranches of $350 million and $150 million. The loan agreements were renewed in the first quarter of 2025, extending the expiration date to March 13, 2026. Exelon Corporate repaid the term loans on December 5, 2025.
On March 25, 2026, Exelon Corporate entered into two term loan agreements for $350 million and $150 million. Both agreements mature on March 24, 2027. Pursuant to the loan agreements, loans made thereunder bear interest at a variable rate equal to SOFR plus 0.85% and all indebtedness thereunder is unsecured. The loans are reflected in Exelon's Consolidated Balance Sheet within Short-term borrowings.
Long-Term Debt
Issuance of Long-Term Debt

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
During the three months ended March 31, 2026, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Senior Notes	4.95%	March 15, 2036	$775	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.00%	March 19, 2036	110	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.30%	March 19, 2041	60	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.74%	March 19, 2056	75	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	4.95%	March 19, 2036	100	Repay existing indebtedness and for general corporate purposes.
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

Exelon will settle conversions of the Convertible Senior Notes by paying cash up to the aggregate principal amount to be converted and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at Exelon’s discretion, in respect of the remainder, if any, of Exelon's conversion obligation in excess of the aggregate principal amount of the Convertible Senior Notes being converted. The Convertible Senior Notes are initially convertible at 17.5093 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately 57.11 per share of common stock. The initial conversion price of the Convertible Senior Notes represents a premium of approximately 25% over the last reported sale price of Exelon’s common stock on the Nasdaq Global Select Market on December 1, 2025. These conversions will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture) Exelon will, in certain circumstances, increase the applicable conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change.

As of March 31, 2026, no shares of the Convertible Senior Notes have been converted.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
EPS Impact
Diluted earnings per common shares will also reflect the dilutive effect of potential common shares from share-based awards and convertible notes. The dilutive effect of the Convertible Senior Notes is computed using the if-converted method. For the period ended March 31, 2026, no incremental shares were assumed converted or included in the diluted earnings per common share resulting from the Convertible Senior Notes.
Tax-Exempt Bonds
As of March 31, 2026, DPL had $78.4 million outstanding of its 3.60% Delaware Economic Development Authority's Gas Facilities Refunding Revenue Bonds, maturing on January 1, 2031. The bonds were previously reoffered in July 2025. There have been no material changes to the terms since December 31, 2025. See Note 14 — Debt and Credit Agreements of the 2025 Form 10-K for additional information on the DPL reoffering of tax-exempt bonds.
Debt Covenants
As of March 31, 2026, the Registrants are in compliance with debt covenants.
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
Exelon’s valuation techniques used to measure the fair value of the assets and liabilities shown in the tables below are in accordance with the policies discussed in Note 15 — Fair Value of Financial Assets and Liabilities of the 2025 Form 10-K.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of March 31, 2026 and December 31, 2025. The Registrants have no financial liabilities measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	March 31, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon (b)	$50,185	$—	$40,580	$4,558	$45,138	$49,078	$—	$40,637	$4,318	$44,955
ComEd	12,755	—	11,019	—	11,019	12,753	—	11,291	—	11,291
PECO	6,397	—	5,471	—	5,471	6,396	—	5,593	—	5,593
BGE	6,042	—	5,390	—	5,390	6,041	—	5,510	—	5,510
PHI	9,928	—	4,151	4,558	8,709	9,590	—	4,236	4,318	8,554
Pepco	4,802	—	2,484	1,990	4,474	4,632	—	2,546	1,861	4,407
DPL	2,421	—	644	1,446	2,090	2,344	—	657	1,410	2,067
ACE	2,133	—	812	1,123	1,935	2,033	—	819	1,047	1,866
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$—	$398	$398	$390	$—	$—	$403	$403
ComEd	206	—	—	212	212	206	—	—	216	216
PECO	184	—	—	186	186	184	—	—	187	187
__________
(a)Includes unamortized debt issuance costs, unamortized debt discount and premium, net, purchase accounting fair value adjustments, and finance lease liabilities which are not fair valued. Refer to Note 14 — Debt and Credit Agreements of the 2025 Form 10-K for unamortized debt issuance costs, unamortized debt discount and premium, net, and purchase accounting fair value adjustments and Note 9 — Leases of the 2025 Form 10-K for finance lease liabilities.
(b)Includes the net carrying amount and the estimated fair value (Level 2) of the Convertible Senior Notes $1 billion and $1 billion for the year ended March 31, 2026, respectively.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at March 31, 2026 and December 31, 2025. Exelon and the Utility Registrants have immaterial and no financial assets or liabilities measured using the NAV practical expedient, respectively:
Exelon

	At March 31, 2026				At December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$945	$—	$—	$945	$825	$—	$—	$825
Rabbi trust investments
Cash equivalents	103	—	—	103	101	—	—	101
Mutual funds	72	—	—	72	71	—	—	71
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	80	21	101	—	79	21	100
Rabbi trust investments subtotal	175	86	21	282	172	85	21	278
Interest rate derivative assets
Derivatives designated as hedging instruments	—	2	—	2	—	3	—	3
Interest rate derivative assets subtotal	—	2	—	2	—	3	—	3
Total assets	1,120	88	21	1,229	997	88	21	1,106
Liabilities
Commodity derivative liabilities	—	—	(133)	(133)	—	—	(131)	(131)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	(1)	—	(1)	—	(4)	—	(4)
Interest rate derivative liabilities subtotal	—	(1)	—	(1)	—	(4)	—	(4)
Deferred compensation obligation	—	(68)	—	(68)	—	(71)	—	(71)
Total liabilities	—	(69)	(133)	(202)	—	(75)	(131)	(206)
Total net assets (liabilities)	$1,120	$19	$(112)	$1,027	$997	$13	$(110)	$900
__________
(a)Exelon excludes cash of $157 million and $180 million at March 31, 2026 and December 31, 2025, respectively, and restricted cash of $195 million and $196 million at March 31, 2026 and December 31, 2025, respectively, and includes long-term restricted cash of $24 million and $50 million at March 31, 2026 and December 31, 2025, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
At March 31, 2026	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$343	$—	$—	$343	$125	$—	$—	$125	$172	$—	$—	$172
Rabbi trust investments
Mutual funds	—	—	—	—	13	—	—	13	11	—	—	11
Life insurance contracts	—	—	—	—	—	25	—	25	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	13	25	—	38	11	—	—	11
Total assets	343	—	—	343	138	25	—	163	183	—	—	183
Liabilities
Commodity derivative liabilities(b)	—	—	(133)	(133)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(9)	—	(9)	—	(8)	—	(8)	—	(4)	—	(4)
Total liabilities	—	(9)	(133)	(142)	—	(8)	—	(8)	—	(4)	—	(4)
Total net assets (liabilities)	$343	$(9)	$(133)	$201	$138	$17	$—	$155	$183	$(4)	$—	$179

	ComEd				PECO				BGE
At December 31, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$393	$—	$—	$393	$93	$—	$—	$93	$205	$—	$—	$205
Rabbi trust investments
Mutual funds	—	—	—	—	13	—	—	13	10	—	—	10
Life insurance contracts	—	—	—	—	—	25	—	25	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	13	25	—	38	10	—	—	10
Total assets	393	—	—	393	106	25	—	131	215	—	—	215
Liabilities
Commodity derivative liabilities(b)	—	—	(131)	(131)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(9)	—	(9)	—	(8)	—	(8)	—	(4)	—	(4)
Total liabilities	—	(9)	(131)	(140)	—	(8)	—	(8)	—	(4)	—	(4)
Total net assets (liabilities)	$393	$(9)	$(131)	$253	$106	$17	$—	$123	$215	$(4)	$—	$211
__________
(a)ComEd excludes cash of $69 million and $77 million at March 31, 2026 and December 31, 2025, respectively, and restricted cash of $194 million and $193 million at March 31, 2026 and December 31, 2025, respectively. Additionally, ComEd includes long-term restricted cash of $24 million and $50 million at March 31, 2026 and December 31, 2025, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
excludes cash of $26 million and $23 million at March 31, 2026 and December 31, 2025, respectively. BGE excludes cash of $8 million and $15 million at March 31, 2026 and December 31, 2025, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $22 million and $111 million, respectively, at March 31, 2026 and $25 million and $106 million, respectively, at December 31, 2025 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	At March 31, 2026				At December 31, 2025
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$35	$—	$—	$35	$83	$—	$—	$83
Rabbi trust investments
Cash equivalents	101	—	—	101	99	—	—	99
Mutual funds	9	—	—	9	9	—	—	9
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	23	20	43	—	23	20	43
Rabbi trust investments subtotal	110	29	20	159	108	29	20	157
Total assets	145	29	20	194	191	29	20	240
Liabilities
Deferred compensation obligation	—	(9)	—	(9)	—	(9)	—	(9)
Total liabilities	—	(9)	—	(9)	—	(9)	—	(9)
Total net assets	$145	$20	$20	$185	$191	$20	$20	$231

	Pepco				DPL				ACE
At March 31, 2026	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$20	$—	$—	$20	$10	$—	$—	$10	$5	$—	$—	$5
Rabbi trust investments
Cash equivalents	100	—	—	100	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	20	43	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	100	23	20	143	—	—	—	—	—	—	—	—
Total assets	120	23	20	163	10	—	—	10	5	—	—	5
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$120	$22	$20	$162	$10	$—	$—	$10	$5	$—	$—	$5

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
At December 31, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$33	$—	$—	$33	$3	$—	$—	$3	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	98	—	—	98	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	20	43	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	98	23	20	141	—	—	—	—	—	—	—	—
Total assets	131	23	20	174	3	—	—	3	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$131	$22	$20	$173	$3	$—	$—	$3	$—	$—	$—	$—
__________
(a)PHI excludes cash of $44 million and $56 million at March 31, 2026 and December 31, 2025, respectively, and restricted cash of $1 million and $2 million at March 31, 2026 and December 31, 2025. Pepco excludes cash of $20 million and $22 million at March 31, 2026 and December 31, 2025, respectively. DPL excludes cash of $12 million and $9 million at March 31, 2026 and December 31, 2025, respectively. ACE excludes cash of $7 million and $22 million at March 31, 2026 and December 31, 2025, respectively and restricted cash of $1 million and $2 million at March 31, 2026 and December 31, 2025, respectively.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2026 and 2025:

	Exelon	ComEd	PHI and Pepco
Three Months Ended March 31, 2026	Total	Commodity Derivatives	Life Insurance Contracts
Balance at December 31, 2025	$(110)	$(131)	$20
Total realized / unrealized gains (losses)
Included in net income(a)	—	—	—
Included in regulatory assets/liabilities(b)	(2)	(2)	—
Balance at March 31, 2026(c)	$(112)	$(133)	$20
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at March 31, 2026	$—	$—	$—

	Exelon	ComEd	PHI and Pepco
Three Months Ended March 31, 2025	Total	Commodity Derivatives	Life Insurance Contracts
Balance at December 31, 2024	$(110)	$(132)	$21
Total realized / unrealized gains (losses)
Included in net income(a)	—	—	—
Included in regulatory assets/liabilities(b)	(19)	(19)	—
Balance at March 31, 2025(c)	$(129)	$(151)	$21
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at March 31, 2025	$—	$—	$—
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)For ComEd, this includes $10 million of decreases in fair value and an increase for realized gains due to settlements of $8 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2026. Includes $30 million of decreases in fair value and an increase for realized gains due to settlements of $11 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2025.
(c)For ComEd, the balance of the current and noncurrent asset was zero as of March 31, 2026. The balance consists of a current and noncurrent liability of $22 million and $111 million, respectively, as of March 31, 2026.
Commodity Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at March 31, 2026	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	2026 Range & Arithmetic Average				2025 Range & Arithmetic Average
Commodity derivatives	$(133)	$(131)	Discounted Cash Flow	Forward power price(a)	$26.72	-	$57.33	$40.28	$28.45	-	$62.87	$38.62
________
(a)An increase to the forward power price would increase the fair value.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
11. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 16 — Commitments and Contingencies of the 2025 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at March 31, 2026:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	21	19	19	—	—
__________
(a)Remaining commitments extend through 2026 and include escrow funds and rate credits.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments at March 31, 2026, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2026	2027	2028	2029	2030	2031 and beyond
Exelon
Letters of credit(a)	$57	$38	$19	$—	$—	$—	$—
Surety bonds(b)	465	185	115	165	—	—	—
Financing trust guarantees(c)	378	—	—	78	—	—	300
Guaranteed lease residual values(d)	23	—	2	6	4	4	7
Total commercial commitments	$923	$223	$136	$249	$4	$4	$307

ComEd
Letters of credit(a)	$18	$15	$3	$—	$—	$—	$—
Surety bonds(b)	131	37	94	—	—	—	—
Financing trust guarantees(c)	200	—	—	—	—	—	200
Total commercial commitments	$349	$52	$97	$—	$—	$—	$200

PECO
Letters of credit(a)	$5	$3	$2	$—	$—	$—	$—
Surety bonds(b)	10	1	9	—	—	—	—
Financing trust guarantees(c)	178	—	—	78	—	—	100
Total commercial commitments	$193	$4	$11	$78	$—	$—	$100

BGE
Letters of credit(a)	$27	$16	$11	$—	$—	$—	$—
Surety bonds(b)	92	2	3	87	—	—	—
Total commercial commitments	$119	$18	$14	$87	$—	$—	$—

PHI
Letters of credit(a)	$4	$2	$2	$—	$—	$—	$—
Surety bonds(b)	173	90	5	78	—	—	—
Guaranteed lease residual values(d)	23	—	2	6	4	4	7
Total commercial commitments	$200	$92	$9	$84	$4	$4	$7

Pepco
Letters of credit(a)	$2	$2	$—	$—	$—	$—	$—
Surety bonds(b)	161	82	1	78	—	—	—
Guaranteed lease residual values(d)	8	—	1	2	1	2	2
Total commercial commitments	$171	$84	$2	$80	$1	$2	$2

DPL
Letters of credit(a)	$1	$—	$1	$—	$—	$—	$—
Surety bonds(b)	6	3	3	—	—	—	—
Guaranteed lease residual values(d)	9	—	1	2	2	1	3
Total commercial commitments	$16	$3	$5	$2	$2	$1	$3

ACE
Letters of credit(a)	$1	$—	$1	$—	$—	$—	$—
Surety bonds(b)	6	5	1	—	—	—	—
Guaranteed lease residual values(d)	6	—	—	2	1	1	2
Total commercial commitments	$13	$5	$2	$2	$1	$1	$2

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
(c)Reflects guarantee of ComEd and PECO securities held by ComEd Financing III, PECO Trust III, and PECO Trust IV.
(d)Represents the maximum potential obligation in the event the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 9 years. The maximum potential obligation at the end of the minimum lease term would be $53 million guaranteed by Exelon and PHI, of which $17 million, $20 million, and $16 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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
•PECO has 5 sites currently under some degree of active study and/or remediation. PECO expects the majority of the remediation at these sites to continue through at least 2030.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
At March 31, 2026 and December 31, 2025, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	March 31, 2026		December 31, 2025
	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation
Exelon	$381	$318	$386	$321
ComEd	289	288	289	289
PECO	22	20	23	22
BGE	13	10	13	10
PHI	57	—	57	—
Pepco	55	—	55	—
DPL	1	—	1	—
ACE	1	—	1	—
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
On July 15, 2022, Pepco received a letter from the District of Columbia's Office of the Attorney General (D.C. OAG) on behalf of the DOEE conveying a settlement offer to resolve all PRPs' liability to the District of Columbia (District) for their past costs and their anticipated future costs to complete the work for the Interim ROD. Pepco responded on July 27, 2022 agreeing to enter into settlement discussions. Pepco and the District entered into another consent decree (the “Anacostia River Consent Decree”) pursuant to which Pepco agreed to pay $47 million to resolve its liability to the District for all past costs to perform the riverwide RI/FS and all future costs to complete the work required by the Interim ROD. This amount was agreed to be paid in four equal annual installments beginning a year after the effective date of the Anacostia River Consent Decree. Pepco paid the first installment of $12 million on April 9, 2025, and the second installment of $12 million on April 7, 2026. The funds were deposited into the DOEE’s Clean Land Fund for the District’s costs of the Interim ROD work. The Anacostia River Consent Decree caps Pepco’s liability for these costs and provides Pepco with the right to seek contributions from other PRPs. The Anacostia River Consent Decree was signed by the judge for the U.S. District Court for the District of Columbia and became effective on April 11, 2024. Exelon, PHI, and Pepco have accrued a liability for Pepco’s payment obligations under the Anacostia Consent Decree and management's best estimate of its share of any other future Anacostia River response costs. Pepco has concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
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
In addition, subsequent to Exelon announcing the receipt of the USAO subpoenas, several shareholders sent letters to the Exelon Board of Directors demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. Since that date, multiple parties have filed separate derivative lawsuits that were subsequently consolidated. On October 12, 2021, the parties filed an agreed motion to stay the litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. The stay was extended several times. Through mediation efforts, a settlement of the derivative claims was reached by the SLC, the Independent Review Committee of the Board (which had been formed in the third quarter of 2022, to ensure the Board’s consideration of any SLC recommendations would be independent and objective), the Board, and certain of the derivative shareholders. On June 16, 2023, the SLC filed a motion for preliminary approval of the settlement, attaching the Stipulation and Agreement of Settlement

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
(Stipulation), which contained the terms of the proposed settlement. The proposed settlement terms include but are not limited to: a payment of $40 million to Exelon by Exelon’s insurers of which $10 million constitutes the attorneys’ fee award to be paid to the Settling Shareholders’ counsel; various compliance and disclosure-related reforms; and certain changes in Board and Committee composition. The non-settling shareholders objected to the settlement and opposed preliminary approval. On September 20, 2024, the court denied without prejudice the SLC’s motion for preliminary approval. The court’s order provided that if the SLC can substantiate or otherwise revise the attorneys’ fees aspect of the settlement, then the SLC could renew its motion for preliminary approval by October 21, 2024. On October 21, 2024, the SLC filed its second renewed motion for preliminary approval, and the Settling Shareholders filed a brief in support of the SLC's second renewed motion for preliminary approval. On November 20, 2024, the non-settling plaintiffs filed an opposition to the renewed motion for preliminary approval. On December 18, 2024, the SLC and Settling Shareholders filed replies in support of the renewed motion for preliminary approval. The court granted the renewed motion for preliminary approval on November 17, 2025, and the final settlement hearing was held on May 5, 2026.
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
12. Shareholders' Equity (Exelon)
At-the-Market Program
On May 2, 2025, Exelon executed an equity distribution agreement ("2025 Equity Distribution Agreement"), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $2.5 billion through May 2, 2028. Exelon has no obligation to offer or sell any shares of Common stock under the 2025 Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the 2025 Equity Distribution Agreement.
In the first quarter of 2026, Exelon entered into various forward sale agreements under the 2025 ATM program. The forward sale agreements require Exelon to, at its election prior to the maturity date, either (i) physically settle

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Shareholders' Equity
the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements. The following forward sale agreements were entered into under Exelon’s ATM program in the first quarter of 2026:

Effective Period	Shares Available (in millions)	Weighted-Average Net Price	Maturity Date
Q1 2026	5.4	$47.67	July 30, 2027
Q1 2026	6.4	$48.68	September 2, 2027
Additionally, the following forward sale agreements were entered into during the twelve months ended 2025 under Exelon’s ATM program and were not settled as of December 31, 2025:

Effective Period	Shares Available (in millions)	Weighted-Average Net Price	Maturity Date
Q2 2025	3.6	$43.17	November 16, 2026
Q3 2025	11.5	$43.73	December 15, 2026
Q4 2025	0.8	$45.42	December 15, 2026
No amounts have been or will be recorded on Exelon's balance sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the three months ended March 31, 2026, approximately 26.5 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.
Inclusive of the impact of the forward sale agreements, $1.0 billion of Common stock remained available for sale pursuant to the ATM program as of March 31, 2026.
13. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following table presents changes in Exelon's AOCI, net of tax, by component:

Three Months Ended March 31, 2026	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2025	$33	$(795)	$(762)
OCI before reclassifications	(3)	4	1
Amounts reclassified from AOCI	(2)	7	5
Net current-period OCI	(5)	11	6
Balance at March 31, 2026	$28	$(784)	$(756)

Three Months Ended March 31, 2025	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2024	$45	$(765)	$(720)
OCI before reclassifications	(6)	5	(1)
Amounts reclassified from AOCI	(2)	5	3
Net current-period OCI	(8)	10	2
Balance at March 31, 2025	$37	$(755)	$(718)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. See Note 12 — Retirement Benefits of the 2025 Form 10-K and Note 7 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Changes in Accumulated Other Comprehensive Income

The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended March 31,
	2026	2025
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	$(2)	$(2)
Pension and non-pension postretirement benefit plans valuation adjustments	(1)	(2)
Unrealized gains on cash flow hedges	1	3
14. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2026
Utility taxes(a)	$275	$86	$57	$36	$96	$86	$9	$1
Property	125	10	5	63	47	31	15	1
Payroll	34	8	5	4	8	2	1	1

Three Months Ended March 31, 2025
Utility taxes(a)	$258	$81	$50	$34	$93	$84	$8	$1
Property	111	9	5	57	40	28	12	—
Payroll	33	8	5	5	7	1	1	1

_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2026
AFUDC — Equity	$57	$21	$10	$15	$11	$9	$1	$1
Non-service net periodic benefit cost	(10)	—	—	—	—	—	—	—

Three Months Ended March 31, 2025
AFUDC — Equity	$39	$12	$7	$9	$11	$8	$2	$1
Non-service net periodic benefit cost	(13)	—	—	—	—	—	—	—

Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Depreciation, amortization, and accretion
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL		ACE
Three Months Ended March 31, 2026
Property, plant, and equipment(a)	$794	$317	$120	$132	$211	$94	$59	`	$57
Amortization of regulatory assets and liabilities, net(a)	158	87	1	35	35	20	7		8
Amortization of intangible assets, net(a)	—	—	—	—	—	—	—		—
ARO accretion(b)	1	—	—	—	—	—	—		—
Total depreciation, amortization, and accretion	$953	$404	$121	$167	$246	$114	$66		$65

Three Months Ended March 31, 2025
Property, plant, and equipment(a)	$750	$302	$108	$124	$201	$88	$57		$55
Amortization of regulatory assets and liabilities, net(a)	152	78	1	40	33	17	6		9
Amortization of intangible assets, net(a)	2	—	—	—	—	—	—		—
ARO accretion(b)	1	—	—	—	—	—	—		—
Total depreciation, amortization, and accretion	$905	$380	$109	$164	$234	$105	$63		$64
__________
(a)Included in Depreciation and amortization expense in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating and maintenance expense in Exelon's Consolidated Statements of Operations and Comprehensive Income.

	Other non-cash operating activities
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2026
Pension and OPEB costs	$65	$27	$4	$7	$20	$7	$4	$2
Allowance for credit losses	109	17	43	26	23	11	7	5
True-up adjustments to decoupling mechanisms and formula rates(a)	40	(8)	(5)	22	31	(1)	6	26
Amortization of operating ROU asset	6	—	—	2	3	1	1	1
AFUDC — Equity	(57)	(21)	(10)	(15)	(11)	(9)	(1)	(1)

Three Months Ended March 31, 2025
Pension and OPEB costs	$68	$21	$2	$16	$25	$8	$4	$3
Allowance for credit losses	97	11	43	14	29	10	9	10
True-up adjustments to decoupling mechanisms and formula rates(a)	136	85	9	29	13	(2)	5	10
Amortization of operating ROU asset	9	—	—	2	6	1	2	2
AFUDC — Equity	(39)	(12)	(7)	(9)	(11)	(8)	(2)	(1)
__________
(a)For ComEd, reflects the true-up adjustments in Regulatory assets and liabilities associated with its distribution MRP and distribution, energy efficiency, distributed generation, and transmission formula rates. For PECO, reflects the change in Regulatory assets and liabilities associated with its transmission formula rates. For BGE, Pepco, DPL, and ACE, reflects the change in Regulatory assets and liabilities associated with their decoupling mechanisms and transmission formula rates. See Note 2 — Regulatory Matters of the 2025 Form 10-K for additional information.

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

	Cash, cash equivalents, and restricted cash
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2026
Cash and cash equivalents	$713	$95	$151	$173	$49	$20	$12	$12
Restricted cash and cash equivalents	560	487	—	7	31	20	10	1
Restricted cash included in Other deferred debits and other assets	24	24	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,297	$606	$151	$180	$80	$40	$22	$13

Balance at December 31, 2025
Cash and cash equivalents	$626	$159	$116	$217	$103	$22	$9	$22
Restricted cash and cash equivalents	525	454	—	3	38	33	3	2
Restricted cash included in Other deferred debits and other assets	50	50	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,201	$663	$116	$220	$141	$55	$12	$24

For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2025 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2026
Compensation-related accruals(a)	$395	$130	$55	$52	$66	$20	$14	$10
Taxes accrued	249	118	20	105	96	71	21	10
Interest accrued	466	105	55	91	85	37	28	19

Balance at December 31, 2025
Compensation-related accruals(a)	$705	$209	$96	$99	$125	$35	$24	$17
Taxes accrued	242	94	306	191	107	69	25	18
Interest accrued	538	155	75	55	92	49	18	20
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates		Capitalized costs
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Exelon
BSC			$134	$160
PHISCO			25	25
ComEd
BSC	$103	$100	61	62
PECO
BSC	65	59	21	27
BGE
BSC	66	63	21	33
PHI
BSC	58	52	30	39
PHISCO	—	—	25	25
Pepco
BSC	35	32	13	17
PHISCO	32	31	10	10
DPL
BSC	22	20	9	12
PHISCO	24	25	7	8
ACE
BSC	17	16	7	8
PHISCO	26	23	7	7

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

Current Receivables from/Payables to Affiliates
The following tables present current Receivables from affiliates and current Payables to affiliates:
March 31, 2026

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$70	$—	$2	$72
PECO	$—		—	—	—	—	36	—	5	41
BGE	—	—		—	—	—	31	—	1	32
PHI(a)	—	—	—	—	—	—	2	—	5	7
Pepco	—	—	—		—	—	15	16	1	32
DPL	—	—	—	—		—	10	14	1	25
ACE	3	—	—	—	—		6	10	1	20
Other	4	2	1	1	2	12	(1)	—		21
Total	$7	$2	$1	$1	$2	$12	$169	$40	$16	$250
December 31, 2025

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$76	$—	$5	$81
PECO	$—		—	—	—	—	33	—	2	35
BGE	—	—		—	—	—	39	—	—	39
PHI(a)	—	—	—	—	—	—	5	2	11	18
Pepco	—	—	—		—	—	25	11	1	37
DPL	—	—	—	—		—	15	10	—	25
ACE	—	—	—	—	—		14	10	—	24
Other	5	—	1	—	2	12	—	—		20
Total	$5	$—	$1	$—	$2	$12	$207	$33	$19	$279
__________
(a)PHI is presented exclusive of Pepco, DPL, and ACE, which are included in the table herein.
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
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	March 31, 2026			December 31, 2025
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$206	$—	$206	$206	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$206	$184	$390	$206	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders by Registrant for the three months ended March 31, 2026 compared to the same period in 2025. For additional information regarding the financial results for the three months ended March 31, 2026 and 2025, see the discussions of Results of Operations by Registrant.

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2026	2025
Exelon	$919	$908	$11
ComEd	310	302	8
PECO	278	266	12
BGE	298	260	38
PHI	169	194	(25)
Pepco	68	97	(29)
DPL	77	69	8
ACE	27	31	(4)
Other(a)	(136)	(114)	(22)
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025. Net income attributable to common shareholders increased by $11 million and diluted earnings per average common share remained relatively consistent to the prior year at $0.90 primarily due to:
•Favorable impacts of approved rate increases at ComEd, BGE and PHI;
•Absence of Customer Surcharge Credits at PECO;
•Higher AFUDC at ComEd; and
•Favorable weather at PECO.
Note that rate increases are associated with updated recovery rates for costs and investments to serve customers, driving top quartile reliability and avoiding outage costs. The increases were partially offset by:
•Timing of distribution earnings at ComEd;

•Higher depreciation expense at PECO and PHI;
•Higher interest expense at PECO and Exelon Corporate;
•Higher credit loss expense at BGE; and
•Unfavorable impacts of the Pepco Maryland multi-year plan reconciliation at PHI.
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
The following table provides a reconciliation between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings for the three months ended March 31, 2026 compared to the same period in 2025:

	Three Months Ended March 31,
	2026		2025
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$919	$0.90	$908	$0.90
Change in FERC audit liability (net of taxes of $1)	—	—	2	—
Cost management charge (net of taxes of $0)(a)	—	—	(1)	—
Regulatory matters (net of taxes of $4 and $7, respectively)(b)	11	0.01	22	0.02
Adjusted (non-GAAP) operating earnings	$930	$0.91	$932	$0.92
__________
Note:
Amounts may not sum due to rounding.
Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. The marginal statutory income tax rates for 2026 and 2025 ranged from 24.0% to 29.0%.

(a)Primarily represents severance and reorganization costs related to cost management.
(b)Represents the disallowance of certain capitalized costs.
Significant 2026 Transactions and Developments
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
The following tables show the Utility Registrants’ completed and pending distribution base rate case proceedings in 2026. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$1,045	8.905%	December 19, 2024	January 1, 2024
	April 26, 2024 (amended on September 11, 2024)	Electric	$624	$623	9.89%	October 31, 2024	January 1, 2025
PECO - Pennsylvania	March 28, 2024	Electric	$464	$354	N/A	December 12, 2024	January 1, 2025
		Natural Gas	$111	$78
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	$123	9.50%	November 26, 2024	January 1, 2025
Pepco - Maryland	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
	September 20, 2024 (amended September 5, 2025)	Natural Gas	$37	$22	9.60%	December 17, 2025	January 1, 2026
ACE - New Jersey	November 21, 2024	Electric	$109	$54	9.60%	November 21, 2025	December 1, 2025
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
Pepco - Maryland	October 14, 2025 (amended April 16, 2026)	Electric	$120	10.50%	Third quarter of 2026
DPL - Delaware	December 9, 2025	Electric	$45	10.50%	Third quarter of 2027

2026 PECO Distribution Base Rate Filing

On April 16, 2026, PECO filed a petition with the PAPUC to withdraw its previously filed electric and gas distribution rate proceedings submitted on March 30, 2026. The PAPUC approved the petition to withdraw the rate cases on April 30, 2026.

PECO will continue to evaluate the timing and approach for future capital investments and potential regulatory filings. Any decisions related to capital investments to support longer-term grid modernization will be informed by customer affordability considerations, system reliability needs, and ongoing engagement with regulators and other stakeholders. As PECO assesses longer-term grid needs, it remains committed to providing safe and reliable service.

Corporate Alternative Minimum Tax (All Registrants)
On August 16, 2022, the IRA was signed into law and implements a new corporate alternative minimum tax (CAMT) that imposes a 15.0% tax on modified GAAP net income. Corporations will now pay the greater of 15.0% of financial statement pre-tax income (with certain adjustments) or their regular federal tax liability, which is federal taxable income multiplied by the 21.0% federal corporate tax rate. Corporations are entitled to a tax credit (minimum tax credit) to the extent the CAMT liability exceeds the regular tax liability. This amount can be carried forward indefinitely and used in future years when regular tax exceeds the CAMT.
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, based on the existing guidance in effect at that time, Exelon and each of the Utility Registrants were subject to and reported the CAMT on a separate Registrant basis in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Balance Sheets.
On February 18, 2026, the U.S. Treasury issued guidance addressing the implementation of CAMT in the form of a notice. The new guidance permits corporate taxpayers to deduct repair and maintenance costs in the calculation of their CAMT liabilities. The notice applies retroactively, permitting Exelon to file amended returns for both 2024 and 2023 to reduce its CAMT liability by $80 million. Pursuant to the TMA, Exelon received reimbursement from Constellation for $235 million due to the reduction in the amount of Constellation's tax credits needed to offset Exelon's CAMT liability on its amended returns. See Note 6 – Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
The impact of the notice was recorded as of March 31, 2026.

Other Key Business Drivers and Management Strategies
The following discussion of other key business drivers and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business in the 2025 Form 10-K, ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Key Business Drivers and Management Strategies in the 2025 Form 10-K, and Note 11 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in this report for additional information on various environmental matters.
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

Legislative and Regulatory Developments

Maryland Utility Relief Act
On April 13, 2026, the Maryland Utility RELIEF Act (Utility RELIEF Act) was passed through the Maryland General Assembly and awaits the Governor’s signature to become law. If and when the Utility RELIEF Act becomes law, it will modify the regulatory framework and rules governing recovery of certain costs in utility ratemaking in Maryland. Exelon, BGE, Pepco, and DPL are in the process of assessing the potential impacts of the pending legislation.
PJM Cost Allocation Methodology (All Registrants).
On March 6, 2026, FERC issued an order requiring the removal of the de minimis threshold exemption in the calculation of the cost responsibility of certain transmission reliability upgrade costs allocated to the rate zones of PJM transmission owners, including the Utility Registrants. FERC further ordered PJM to recalculate historical cost allocations for the period beginning June 18, 2015, and to pass through additional charges or payments to PJM customers, including Utility Registrants, as applicable, with interest within 90 days. On April 29, 2026, the time for those calculations was extended until further order from FERC. The Utility Registrants expect to recover any incremental charges incurred or reimburse any payments received through prospective electric customer rates. On April 6, 2026, a number of parties filed petitions for rehearing or clarification.
The final impacts of the decision cannot be predicted and the results, while not reasonably estimable at this time, could be material to the financial statements.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of March 31, 2026, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2025. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2025 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended March 31,		(Unfavorable) Favorable Variance
	2026	2025
Operating revenues	$1,913	$2,065	$(152)
Operating expenses
Purchased power	451	689	238
Operating and maintenance	438	423	(15)
Depreciation and amortization	404	380	(24)
Taxes other than income taxes	105	99	(6)
Total operating expenses	1,398	1,591	193
Operating income	515	474	41
Other income and (deductions)
Interest expense, net	(135)	(128)	(7)
Other, net	31	21	10
Total other income and (deductions)	(104)	(107)	3
Income before income taxes	411	367	44
Income taxes	101	65	(36)
Net income	$310	$302	$8
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025. Net Income increased by $8 million as compared to the same period in 2025 primarily due to higher distribution and transmission rate base driven by incremental investments to serve customers and higher AFUDC, offset by the timing of distribution earnings.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2026
(Decrease) Increase
Distribution	$(8)
Transmission	20
Energy efficiency	8
Other	3
23
Regulatory required programs	(175)
Total decrease	$(152)
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not intended to be impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms.
Distribution Revenue. Starting in 2024, distribution revenues are under a MRP. The MRP requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenues decreased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to lower fully recoverable costs.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak load, which is updated annually in January based on the prior calendar year. Transmission revenues increased

ComEd
for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to higher fully recoverable costs and higher rate base.
Energy Efficiency Revenue. Energy efficiency revenues are under a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred in a given year. Energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenues increased for the three months ended March 31, 2026 as compared to the same periods in 2025, primarily due to higher fully recoverable costs.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenues increased for the three months ended March 31, 2026 as compared to the same periods in 2025, which primarily reflects increased mutual assistance revenues associated with storm restoration efforts.
Regulatory Required Programs represents revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as ComEd remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, this is treated as a pass through for ComEd and therefore, financial results are not impacted if customers purchase electricity supply from these alternative suppliers. For customers that choose to purchase electric generation from ComEd, ComEd is permitted to recover costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The decrease of $238 million for the three months ended March 31, 2026 compared to the same period in 2025 in Purchased power expense is offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2026
Increase (Decrease)
Labor, other benefits, contracting, and materials	$21
Storm-related costs	12
BSC costs	3
Pension and non-pension postretirement benefits expense	2
Other(a)	(20)
18
Regulatory required programs	(3)
Total increase	$15
__________
(a)Primarily reflects the probable disallowance of certain capitalized costs in regulatory matters during the three months ended March 31, 2025.

ComEd
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2026
Increase
Depreciation and amortization(a)	$15
Regulatory asset amortization	9
Total increase	$24
__________
(a)Reflects ongoing capital expenditures.
Other, net increased $10 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to higher AFUDC equity.
Effective income tax rates were 24.6% and 17.7% for the three months ended March 31, 2026 and 2025, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2026	2025
Operating revenues	$1,492	$1,333	$159
Operating expenses
Purchased power and fuel	612	502	(110)
Operating and maintenance	337	327	(10)
Depreciation and amortization	121	109	(12)
Taxes other than income taxes	69	60	(9)
Total operating expenses	1,139	998	(141)
Operating income	353	335	18
Other income and (deductions)
Interest expense, net	(71)	(63)	(8)
Other, net	11	8	3
Total other income and (deductions)	(60)	(55)	(5)
Income before income taxes	293	280	13
Income taxes	15	14	(1)
Net income	$278	$266	$12
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025. Net income increased by $12 million due to an increase in revenue as a result of the absence of surcharge credits to customers, favorable weather relative to the same period last year, and tax repairs, some of which is timing, partially offset by an increase in depreciation and interest expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2026
	Increase (Decrease)
	Electric	Gas	Total
Weather	$8	$8	$16
Volume	(4)	1	(3)
Pricing	5	2	7
Transmission	12	—	12
Other(a)	25	4	29
	46	15	61
Regulatory required programs	79	19	98
Total increase	$125	$34	$159
__________
(a)Other revenues increased primarily due to the absence of electric surcharge credits to customers recognized in 2025.

Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2026, compared to the same period in 2025, Operating revenues related to weather increased due to favorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in

PECO
PECO’s service territory for the three months ended March 31, 2026, compared to the same period in 2025, and normal weather consisted of the following:

	Three Months Ended March 31,			% Change
PECO Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	2,399	2,351	2,359	2.0%	1.7%
Cooling Degree-Days	10	1	1	900.0%	900.0%
Volume. Electric volume, exclusive of the effects of weather, for the three months ended March 31, 2026 compared to the same period in 2025, remained relatively consistent. Natural gas volume for the three months ended March 31, 2026, compared to the same period in 2025, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2026	2025
Residential	3,952	3,859	2.4%	0.1%
Small commercial & industrial	2,010	1,946	3.3%	1.0%
Large commercial & industrial	3,132	3,425	(8.6)%	(10.0)%
Public authorities & electric railroads	176	189	(6.9)%	(7.0)%
Total electric retail deliveries(a)	9,270	9,419	(1.6)%	(3.5)%

	At March 31,
Number of Electric Customers	2026	2025
Residential	1,544,881	1,540,453
Small commercial & industrial	154,634	155,131
Large commercial & industrial	3,149	3,151
Public authorities & electric railroads	10,108	10,703
Total	1,712,772	1,709,438
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2026	2025
Residential	22,436	21,834	2.8%	(0.9)%
Small commercial & industrial	11,351	10,405	9.1%	6.2%
Large commercial & industrial	(10)	12	(183.3)%	(20.0)%
Transportation	7,142	7,242	(1.4)%	(2.2)%
Total natural gas deliveries(a)	40,919	39,493	3.6%	0.7%

	At March 31,
Number of Natural Gas Customers	2026	2025
Residential	511,085	509,773
Small commercial & industrial	44,642	44,869
Large commercial & industrial	7	7
Transportation	606	623
Total	556,340	555,272

PECO
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three months ended March 31, 2026, compared to the same period in 2025, remained relatively consistent.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue for the three months ended March 31, 2026, compared to the same period in 2025, increased primarily due to increases in the underlying costs and capital investments.
Other Revenue primarily includes revenue related to late payment charges. Other revenue for the three months ended March 31, 2026, compared to the same period in 2025, increased primarily due to the absence of electric surcharge credits to customers recognized in 2025.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense, and Income taxes. Customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. Customer choice programs do not impact the volume of deliveries as PECO remains the distribution service provider for all customers and charges a regulated rate for distribution service. For customers that choose to purchase electric generation or natural gas from competitive suppliers, this is treated as a pass through for PECO and therefore, financial results are not impacted if customers purchase electricity or natural gas supply from these alternative suppliers. For customers that choose to purchase electric generation or natural gas from PECO, PECO is permitted to recover costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $110 million for the three months ended March 31, 2026, compared to the same period in 2025, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2026
Increase (Decrease)
Labor, other benefits, contracting and materials	$17
BSC costs	6
Pension and non-pension postretirement benefit expense	1
Credit loss expense	(2)
Storm-related costs	(6)
Other	13
29
Regulatory required programs	(19)
Total increase	$10

PECO
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2026
Increase
Depreciation and amortization(a)	$12
Total increase	$12
__________
(a)Depreciation and amortization expense increased primarily due to ongoing capital expenditures.
Effective income tax rates were 5.1% and 5.0% for the three months ended March 31, 2026 and 2025, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2026	2025
Operating revenues	$1,828	$1,554	$274
Operating expenses
Purchased power and fuel	808	609	(199)
Operating and maintenance	327	305	(22)
Depreciation and amortization	167	164	(3)
Taxes other than income taxes	104	96	(8)
Total operating expenses	1,406	1,174	(232)
Operating income	422	380	42
Other income and (deductions)
Interest expense, net	(62)	(58)	(4)
Other, net	17	9	8
Total other income and (deductions)	(45)	(49)	4
Income before income taxes	377	331	46
Income taxes	79	71	(8)
Net income	$298	$260	$38
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025. Net income increased $38 million primarily due to approved distribution rates and a decrease in various operating expenses, partially offset by an increase in credit loss expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2026
	Increase (Decrease)
	Electric	Gas	Total
Distribution	$4	$22	$26
Transmission	(2)	—	(2)
Other	9	2	11
	11	24	35
Regulatory required programs	223	16	239
Total increase	$234	$40	$274
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

	At March 31,
Number of Electric Customers	2026	2025
Residential	1,226,941	1,220,769
Small commercial & industrial	115,253	115,359
Large commercial & industrial	13,372	13,302
Public authorities & electric railroads	251	258
Total	1,355,817	1,349,688

BGE

	At March 31,
Number of Natural Gas Customers	2026	2025
Residential	663,324	661,195
Small commercial & industrial	37,735	37,945
Large commercial & industrial	6,421	6,380
Total	707,480	705,520
Distribution Revenue increased for the three months ended March 31, 2026, compared to the same period in 2025, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue for the three months ended March 31, 2026, compared to the same period in 2025 remained relatively consistent.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other Revenue increased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily driven by increases in late payment charges.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. Customer choice programs do not impact the volume of deliveries as BGE remains the distribution service provider for all customers and charges a regulated rate for distribution service. For customers that choose to purchase electric generation or natural gas from competitive suppliers, this is treated as a pass through for BGE and therefore, financial results are not impacted if customers purchase electricity or natural gas supply from these alternative suppliers. For customers that choose to purchase electric generation or natural gas from BGE, BGE is permitted to recover costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $199 million for the three months ended March 31, 2026, compared to the same period in 2025, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2026
Increase (Decrease)
Credit loss expense	$11
BSC costs	3
Pension and non-pension postretirement benefits expense	(5)
Labor, other benefits, contracting and materials	(16)
Other	1
(6)
Regulatory required programs(a)	28
Total increase	$22
__________
(a)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters for additional information.

BGE

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2026
Increase (Decrease)
Depreciation and amortization	$9
Regulatory required programs(a)	3
Regulatory asset amortization	(9)
Total increase	$3
__________
(a)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters for additional information.
Taxes other than income taxes increased $8 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increased property taxes.
Effective income tax rates were 21.0% and 21.5% for the three months ended March 31, 2026 and 2025. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three months ended March 31, 2026 compared to the same period in 2025. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended March 31,		(Unfavorable) Favorable Variance
	2026	2025
PHI	$169	$194	$(25)
Pepco	68	97	(29)
DPL	77	69	8
ACE	27	31	(4)
Other(a)	(3)	(3)	—
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025. Net Income decreased by $25 million primarily due to unfavorable impacts of the Pepco Maryland multi-year plan reconciliation and related disallowance of capitalized costs, an increase in depreciation expense, storm costs, and interest expense, partially offset by approved transmission rates, favorable weather conditions at DPL and approved Delaware electric DSIC and natural gas rates.

Pepco

Results of Operations — Pepco

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2026	2025
Operating revenues	$989	$859	$130
Operating expenses
Purchased power	411	318	(93)
Operating and maintenance	218	159	(59)
Depreciation and amortization	114	105	(9)
Taxes other than income taxes	118	113	(5)
Total operating expenses	861	695	(166)
Loss on sale of assets	—	(1)	1
Operating income	128	163	(35)
Other income and (deductions)
Interest expense, net	(55)	(52)	(3)
Other, net	11	11	—
Total other income and (deductions)	(44)	(41)	(3)
Income before income taxes	84	122	(38)
Income taxes	16	25	9
Net income	$68	$97	$(29)
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025. Net Income decreased by $29 million primarily due to unfavorable impacts of the Pepco Maryland multi-year plan reconciliation and related disallowance of capitalized costs, and increases in depreciation and interest expense.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2026
Increase
Distribution	$2
Transmission	3
Other	6
11
Regulatory required programs	119
Total increase	$130
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

	At March 31,
Number of Electric Customers in Maryland	2026	2025
Residential	560,946	557,672
Small commercial & industrial	30,637	30,555
Large commercial & industrial	19,058	18,986
Public authorities & electric railroads	181	177
Total	610,822	607,390

Pepco

Distribution Revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to favorable impacts of the District of Columbia multi-year plans and customer growth in Maryland.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increases in underlying costs and capital investments.
Other Revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues, and recoveries of other taxes.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as Pepco remains the distribution service provider for all customers and charges a regulated rate for distribution service. For customers that choose to purchase electric generation from competitive suppliers, this is treated as a pass through for Pepco and therefore, financial results are not impacted if customers purchase electricity supply from these alternative suppliers. For customers that choose to purchase electric generation from Pepco, Pepco is permitted to recover the costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $93 million for the three months ended March 31, 2026, respectively, compared to the same period in 2025, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2026
Increase (Decrease)
Maryland multi-year plan reconciliation(a)	$26
Labor, other benefits, contracting, and materials	9
BSC and PHISCO costs	5
Storm-related costs	1
Other	(3)
38

Regulatory required programs(b)	21
Total increase	$59
_________
(a)Reflects unfavorable impacts of the Pepco Maryland multi-year plan reconciliation. See Note 2 — Regulatory Matters for additional information.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters for additional information.

Pepco

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2026
Increase
Depreciation and amortization(a)	$6
Regulatory asset amortization	1
Regulatory required programs(b)	2
Total increase	$9
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters additional information.
Effective income tax rates were 19.0% and 20.5% for the three months ended March 31, 2026 and 2025, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2026	2025
Operating revenues	$622	$548	$74
Operating expenses
Purchased power and fuel	289	247	(42)
Operating and maintenance	118	106	(12)
Depreciation and amortization	66	63	(3)
Taxes other than income taxes	26	21	(5)
Total operating expenses	499	437	(62)
Operating income	123	111	12
Other income and (deductions)
Interest expense, net	(27)	(25)	(2)
Other, net	4	4	—
Total other income and (deductions)	(23)	(21)	(2)
Income before income taxes	100	90	10
Income taxes	23	21	(2)
Net income	$77	$69	$8
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025. Net income increased by $8 million primarily due to approved Delaware electric DSIC and natural gas rates, favorable weather conditions at Delaware electric and natural gas service territories, partially offset by an increase in storm costs.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2026
	Increase (Decrease)
	Electric	Gas	Total
Weather	$3	$2	$5
Volume	1	(1)	—
Distribution	6	10	16
Transmission	2	—	2
Other	—	—	—
	12	11	23
Regulatory required programs	33	18	51
Total increase	$45	$29	$74
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2026 compared to the same period in 2025, Operating revenues related to weather increased due to favorable weather conditions in DPL's Delaware electric and natural gas service territories.

DPL

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL's Delaware service territory for the three months ended March 31, 2026, compared to same period in 2025 and normal weather consisted of the following:

	Three Months Ended March 31,			% Change
Delaware Electric Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	2,531	2,399	2,406	5.5%	5.2%
Cooling Degree-Days	9	9	1	—%	800.0%

	Three Months Ended March 31,			% Change
Delaware Natural Gas Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	2,531	2,399	2,449	5.5%	3.3%
Volume, exclusive of the effects of weather, remained relatively consistent for the three months ended March 31, 2026 compared to the same period in 2025.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2026	2025
Residential	974	930	4.7%	1.1%
Small commercial & industrial	367	354	3.7%	1.8%
Large commercial & industrial	687	690	(0.4)%	(1.0)%
Public authorities & electric railroads	7	7	—%	(2.8)%
Total electric retail deliveries(a)	2,035	1,981	2.7%	0.5%

	At March 31,
Number of Total Electric Customers (Maryland and Delaware)	2026	2025
Residential	496,074	491,907
Small commercial & industrial	65,604	64,999
Large commercial & industrial	1,288	1,251
Public authorities & electric railroads	628	617
Total	563,594	558,774
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2026	2025
Residential	4,678	4,590	1.9%	(2.3)%
Small commercial & industrial	2,128	1,970	8.0%	3.0%
Large commercial & industrial	429	428	0.2%	0.2%
Transportation	2,027	2,106	(3.8)%	(6.1)%
Total natural gas deliveries(a)	9,262	9,094	1.8%	(1.9)%

DPL

	At March 31,
Number of Delaware Natural Gas Customers	2026	2025
Residential	132,419	131,716
Small commercial & industrial	10,285	10,254
Large commercial & industrial	14	15
Transportation	159	161
Total	142,877	142,146
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to Delaware natural gas rates that became effective in 2025 & electric DSIC rates that became effective in 2026.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three months ended March 31, 2026 compared to the same period in 2025, transmission revenue remained relatively consistent.
Other Revenue includes rental revenue, service connection fees, and mutual assistance revenues.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. All customers have the choice to purchase electricity from competitive electric generation suppliers; however, only certain commercial and industrial customers have the choice to purchase natural gas from competitive natural gas suppliers. Customer choice programs do not impact the volume of deliveries as DPL remains the distribution service provider for all customers and charges a regulated rate for distribution service. For customers that choose to purchase electric generation or natural gas from competitive suppliers, this is treated as a pass through for DPL and therefore, financial results are not impacted if customers purchase electricity or natural gas supply from these alternative suppliers. For customers that choose to purchase electric generation or natural gas from DPL, DPL is permitted to recover costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $42 million for the three months ended March 31, 2026, respectively, compared to the same period in 2025 in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2026
Increase (Decrease)
Storm-related costs	$5
Labor, other benefits, contracting, and materials	2
Credit loss expense	(2)
5
Regulatory required programs(a)	7
Total increase	$12
__________
(a)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

DPL

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2026
Increase
Depreciation and amortization(a)	$2
Regulatory asset amortization	—
Regulatory required programs(b)	1
Total increase	$3
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information

Taxes other than income taxes increased by $5 million for the three months ended March 31, 2026, respectively, compared to the same period in 2025 primarily due to an increase in property taxes.
Effective income tax rates were 23.0% and 23.3% for the three months ended March 31, 2026 and 2025, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2026	2025
Operating revenues	$421	$373	$48
Operating expenses
Purchased power	205	157	(48)
Operating and maintenance	93	90	(3)
Depreciation and amortization	65	64	(1)
Taxes other than income taxes	2	2	—
Total operating expenses	365	313	(52)
Operating income	56	60	(4)
Other income and (deductions)
Interest expense, net	(22)	(21)	(1)
Other, net	2	3	(1)
Total other income and (deductions)	(20)	(18)	(2)
Income before income taxes	36	42	(6)
Income taxes	9	11	2
Net income	$27	$31	$(4)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025. Net income decreased by $4 million primarily due to an increase in storms costs and depreciation expense, partially offset by an increase in approved transmission rates.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2026
(Decrease) Increase
Distribution	$(1)
Transmission	3
2
Regulatory required programs	46
Total increase	$48
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

ACE

	At March 31,
Number of Electric Customers	2026	2025
Residential	510,569	508,354
Small commercial & industrial	63,174	62,861
Large commercial & industrial	2,660	2,824
Public authorities & electric railroads	756	723
Total	577,159	574,762
Distribution Revenue remained relatively consistent for the three months ended March 31, 2026 compared to the same period in 2025.
Transmission Revenues Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases in underlying costs and capital investment.
Other Revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues, and recoveries of other taxes.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as ACE remains the distribution service provider for all customers and charges a regulated rate for distribution service. For customers that choose to purchase electric generation from competitive suppliers, this is treated as a pass through for ACE and therefore, financial results are not impacted if customers purchase electricity supply from these alternative suppliers. For customers that choose to purchase electric generation from ACE, ACE is permitted to recover costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $48 million for the three months ended March 31, 2026, respectively, compared to the same period in 2025 in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2026
(Decrease) Increase
Storm-related costs	$4
Credit Loss Expense	(2)
Other	(1)
1
Regulatory required programs	2
Total increase	$3

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2026
Increase (Decrease)
Depreciation and amortization(a)	$2
Regulatory asset amortization	4
Regulatory required programs	(5)
Total increase	$1
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Effective income tax rates were 25.0% and 26.2% for the three months ended March 31, 2026 and 2025, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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
See Note 2 — Regulatory Matters of the 2025 Form 10-K and Notes 2 — Regulatory Matters and 11 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the three months ended March 31, 2026 and 2025 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$11	$8	$12	$38	$(25)	$(29)	$8	$(4)
Adjustments to reconcile net income to cash:
Non-cash operating activities	148	(17)	288	148	88	57	18	32
Collateral received, net	1	47	(12)	3	(37)	(22)	(2)	(11)
Income taxes	(203)	(43)	(294)	(147)	(70)	(43)	(16)	(24)
Pension and non-pension postretirement benefit contributions	(54)	(31)	(3)	(6)	(10)	—	(1)	(10)
Regulatory assets and liabilities, net	(415)	(426)	(82)	57	23	22	1	(4)
Changes in working capital and other assets and liabilities	1,036	847	(23)	(8)	105	81	22	3
Increase (decrease) in cash flows from operating activities	$524	$385	$(114)	$85	$74	$66	$30	$(18)
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below.
Significant changes in cash flows from operating activities were primarily due to the following:
•See Note 14 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether the Registrant was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties remained relatively consistent comparing the three months ended March 31, 2026 to the three months ended March 31, 2025. See Note 8 — Derivative Financial Instruments for additional information.
•See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in Pension and non-pension postretirement benefit contributions relates to Exelon's increased contributions to the Qualified Plans during the three months ended March 31, 2026. See Note 12 — Retirement Benefits of the 2025 Form 10-K for additional information.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differing from the recovery period of those costs. ComEd recognized a reduction in regulatory liabilities of $236 million and a reduction in regulatory assets of $162 million related to carbon mitigation credits for the three months ended March 31, 2026 and 2025, respectively. Included within the change in 2026 are payments for CMC nuclear production tax credits, which relate to a decrease in Accounts Receivable. ComEd's energy efficiency program recognized changes of $84 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, ComEd recognized changes in the distributed generation rebates programs of $29 million and $19 million for the three months ended March 31, 2026 and 2025, respectively. Also included within the changes is energy efficiency and demand response programs spend for DPL and ACE of $1 million and $15 million for the three months ended March 31, 2026 and $3 million, and $5 million for the three months ended March 31, 2025, respectively. BGE and Pepco had no energy efficiency and demand response programs spend recorded to the regulatory asset for the three months ended March 31, 2026 and $22 million and $6 million for three months ended March 31, 2025. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the three months ended March 31, 2026 and 2025.
•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $922 million and $1,036 million, respectively. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the three months ended March 31, 2026, the established pricing has resulted in ComEd receiving payments from nuclear-powered generating facilities, which is reported within the cash flows from operations as a change in Accounts receivable. This change corresponds to a decrease in the Carbon mitigation credit regulatory liability. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the three months ended March 31, 2026 and 2025 by Registrant:

(Decrease) increase in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(412)	$(295)	$(45)	$(31)	$(45)	$(45)	$9	$(17)
Proceeds from sales of assets	—	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	(5)	—	—	—	12	—
Other investing activities	(2)	(1)	(3)	1	—	—	—	—
(Decrease) increase in cash flows from investing activities	$(414)	$(296)	$(53)	$(30)	$(45)	$(45)	$21	$(17)
Significant changes in cash flows from investing activities were primarily due to the following:
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
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the three months ended March 31, 2026 and 2025 by Registrant:

(Decrease) increase in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$828	$(265)	$192	$(62)	$37	$(30)	$29	$38
Long-term debt, net	(1,305)	—	—	—	(80)	(30)	(50)	—
Changes in intercompany money pool	—	—	—	—	29	—	—	(12)
Issuance of common stock	(173)	—	—	—	—	—	—	—
Dividends paid on common stock	(27)	(15)	—	(16)	—	2	(4)	(5)
Distributions to member	—	—	—	—	(7)	—	—	—
Contributions from parent/member	—	169	4	—	(77)	(18)	(54)	(3)
Other financing activities	20	—	—	—	1	2	—	1
(Decrease) increase in cash flows from financing activities	$(657)	$(111)	$196	$(78)	$(97)	$(74)	$(79)	$19
Significant changes in cash flows from financing activities were primarily due to the following:
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
•Exelon’s ability to pay dividends on its common stock depends on the receipt of dividends paid by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. See Note 16 — Commitments and Contingencies of the 2025 Form 10-K for additional information on dividend restrictions. See below for quarterly dividends declared.
Debt
See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt issuances.
During the three months ended March 31, 2026, no long-term debt was retired and/or redeemed. Exelon repaid $750 million of its Senior Notes on the maturity date of April 15, 2026.
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the three months ended March 31, 2026 and for the second quarter of 2026 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2026	February 12, 2026	March 2, 2026	March 13, 2026	$0.4200
Second Quarter 2026	April 28, 2026	June 4, 2026	June 15, 2026	$0.4200
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2026. The 2026 quarterly dividend will be $0.42 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.8 billion was available to support additional commercial paper as of March 31, 2026, and of which no financial institution has more than 6.2% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the three months ended March 31, 2026 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2025 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
At-the-Market Program
On May 2, 2025, Exelon executed an equity distribution agreement ("2025 Equity Distribution Agreement"), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $2.5 billion through May 2, 2028. Exelon has no obligation to offer or sell any shares of Common stock under the 2025 Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the 2025 Equity Distribution Agreement.
In the first quarter of 2026, Exelon entered into various forward sale agreements under the 2025 ATM programs. The forward sale agreements require Exelon to, at its election prior to the maturity date, either (i) physically settle the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements. The following forward sale agreements were entered into under Exelon’s ATM program in the first quarter of 2026:

Effective Period	Shares Available (in millions)	Weighted-Average Net Price	Maturity Date
Q1 2026	5.4	$47.67	July 30, 2027
Q1 2026	6.4	$48.68	September 2, 2027
Additionally, the following forward sale agreements were entered into during the twelve months ended 2025 under Exelon’s ATM program and were not settled as of December 31, 2025:

Effective Period	Shares Available (in millions)	Weighted-Average Net Price	Maturity Date
Q2 2025	3.6	$43.17	November 16, 2026
Q3 2025	11.5	$43.73	December 15, 2026
Q4 2025	0.8	$45.42	December 15, 2026
No amounts have been or will be recorded on Exelon's balance sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the three months ended March 31, 2026, approximately 26.5 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.
Inclusive of the impact of the forward sale agreements, $1.0 billion of Common stock remained available for sale pursuant to the ATM program as of March 31, 2026.
Incremental Collateral Requirements
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at March 31, 2026 and available credit facility capacity prior to any incremental collateral at March 31, 2026:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$19	$—	$936
PECO	4	38	595
BGE	5	20	573
Pepco	—	—	225
DPL	—	23	253
ACE	—	—	299
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of March 31, 2026, the most recent estimates of capital expenditures for plant additions and improvements for 2026 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$9,900
ComEd	1,100	2,400	N/A	3,500
PECO	450	1,325	400	2,175
BGE	1,075	575	525	2,175
PHI	725	1,250	50	2,050
Pepco	325	650	N/A	975
DPL	225	325	50	625
ACE	175	275	N/A	450
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
See Note 12 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements of the 2025 Form 10-K for additional information on pension and OPEB contributions.
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

The credit ratings for the Registrants did not change for the three months ended March 31, 2026. On April 30, 2026, S&P lowered its long-term issuer credit rating and senior unsecured debt rating for BGE from 'A' to 'A-'. S&P also lowered its short-term and commercial paper rating for BGE from 'A-1' to 'A-2'.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of March 31, 2026, are presented in the following table:

	During the Three Months Ended March 31, 2026		At March 31, 2026
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$502	$—	$373
PECO	343	(63)	5
BSC	—	(461)	(322)
PHI Corporate	—	(134)	(120)
PCI	64	—	64

	During the Three Months Ended March 31, 2026		At March 31, 2026
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$6	$—	$—
DPL	—	(6)	—
ACE	—	—	—
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

Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At March 31, 2026
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd	FERC	December 31, 2027	$2,500	ICC	January 1, 2027, May 1, 2027, & January 1, 2029	$4,393
PECO	FERC	December 31, 2027	1,500	PAPUC	December 31, 2027	1,850
BGE	FERC	December 31, 2027	900	MDPSC	N/A	1,850
Pepco(a)	FERC	December 31, 2027	700	MDPSC / DCPSC	December 31, 2028	930
DPL(a)	FERC	December 31, 2027	700	MDPSC / DEPSC	December 31, 2028	625
ACE	NJBPU	January 1, 2028	350	NJBPU	December 31, 2026	525
__________

(a)The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DCPSC and DEPSC have an expiration date of December 31, 2028.

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
•Equity price and interest rate risk associated with Exelon’s pension and OPEB plan trusts. See Note 12 — Retirement Benefits of the 2025 Form 10-K for additional information.
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
For additional information on these contracts, see Note 2 — Regulatory Matters and Note 8 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements.

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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2026	2027	2028	2029	2030	2031 and Beyond
Prices based on model or other valuation methods (Level 3)	$(15)	$(22)	$(22)	$(23)	$(21)	$(30)	$(133)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
Credit Risk (All Registrants)
Credit risk for the Utility Registrants is governed by credit and collection policies, which are aligned with state regulatory requirements. The Utility Registrants are currently obligated to provide service to all electric customers within their franchised territories. The Utility Registrants record an allowance for credit losses, based upon historical experience, current information, and forward-looking risk factors, to provide for the potential loss from nonpayment by these customers. The Utility Registrants will monitor nonpayment from customers and will make any necessary adjustments to the allowance for credit losses. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements of the 2025 Form 10-K for the allowance for credit losses policy. The Utility Registrants did not have any customers representing over 10% of their revenues as of March 31, 2026. See Note 2 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information.
ITEM 4.    CONTROLS AND PROCEDURES
During the first quarter of 2026, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this report, pursuant to Exchange Act Rules 13a‑15(b) and 15d‑15(b). These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of March 31, 2026, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective (Item 307 of Regulation S‑K).
Changes in Internal Control Over Financial Reporting
The Registrants continually strive to improve disclosure controls and procedures to enhance the quality of financial reporting and to maintain dynamic systems that change as conditions warrant. During the first quarter of 2026, a new ERP system was implemented for a majority of the financial accounting systems, which is expected to improve the efficiency of certain financial and related transaction processes. As part of the implementation of the ERP, the Registrants modified certain existing internal controls and implemented certain new controls in order to align the financial accounting processes with the new ERP system. The Registrants do not believe that any of these modifications or new controls have materially affected, or are reasonably likely to affect, internal control over financial reporting. There have been no other changes in internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of the 2025 Form 10-K, (b) Notes 2 — Regulatory Matters and 16 — Commitments and Contingencies of the 2025 Form 10-K, and (c) Notes 2 — Regulatory Matters and 11 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At March 31, 2026, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2025 Form 10-K in ITEM 1A. RISK FACTORS.
ITEM 5.    OTHER INFORMATION
All Registrants
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026, except as follows:
On March 13, 2026, Calvin G. Butler, Jr., President and Chief Executive Officer, Exelon Corporation, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 246,000 shares of Exelon's common stock in multiple transactions, subject to certain price limitations set forth in the trading arrangement. Mr. Butler's 10b5-1 trading arrangement will terminate on December 19, 2026, unless sooner terminated according to its terms.
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
(4) Instruments Defining the Rights of Securities Holders, Including Indentures

Exelon Corporation
Exhibit No.	Description	Location
4-1	Ninth Supplemental Indenture, dated as of February 1, 2026, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-16169, Form 8-K dated February 20, 2026, Exhibit 4.2

Atlantic City Electric Company
Exhibit No.	Description	Location
4-2	ACE Supplemental Indenture to the Mortgage and Deed of Trust, dated as of March 1, 2026	File No. 001-03559, Form 8-K dated March 19, 2026, Exhibit 4.2

Delmarva Power & Light Company
Exhibit No.	Description	Location
4-3	DPL Supplemental Indenture to the Mortgage and Deed of Trust, dated as of March 1, 2026	File No. 001-01405, Form 8-K dated March 19, 2026, Exhibit 4.4

Potomac Electric Power Company
Exhibit No.	Description	Location
4-4	Pepco Supplemental Indenture to the Mortgage and Deed of Trust, dated as of March 1, 2026	File No. 001-01072, Form 8-K dated March 19, 2026, Exhibit 4.6
(10) Material Contracts

Exelon Corporation
Exhibit No.	Description	Location
10-1	Form of Restricted Stock Unit Award Notice and Agreement under the Non-Employee Directors’ Restricted Stock Unit Program	Filed herewith.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 filed by the following officers for the following companies:

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
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 filed by the following officers for the following companies:

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
EXELON CORPORATION

/s/ CALVIN G. BUTLER, JR.	/s/ JEANNE M. JONES
Calvin G. Butler, Jr.	Jeanne M. Jones
President, Chief Executive Officer (Principal Executive Officer), and Director	Executive Vice President, Chief Finance Officer, Audit and Risk (Principal Financial Officer)

/s/ ROBERT A. KLECZYNSKI
Robert A. Kleczynski
Senior Vice President, Controller and Tax (Principal Accounting Officer)
May 6, 2026

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMONWEALTH EDISON COMPANY

/s/ GIL C. QUINIONES	/s/ JOSHUA S. LEVIN
Gil C. Quiniones	Joshua S. Levin
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ ERIN V. WHITE
Erin V. White
Director, Accounting (Principal Accounting Officer)
May 6, 2026

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PECO ENERGY COMPANY

/s/ MICHAEL A. INNOCENZO	/s/ MARISSA E. HUMPHREY
Michael A. Innocenzo	Marissa E. Humphrey
Interim President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ MARIANA HUFFORD
Mariana Hufford
Director, Accounting (Principal Accounting Officer)
May 6, 2026

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BALTIMORE GAS AND ELECTRIC COMPANY

/s/ TAMLA A. OLIVIER	/s/ MICHAEL J. CLOYD
Tamla A. Olivier	Michael J. Cloyd
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DAMON M. SCOLERI
Damon M. Scoleri
Director, Accounting (Principal Accounting Officer)
May 6, 2026

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PEPCO HOLDINGS LLC

/s/ J. TYLER ANTHONY	/s/ ELIZABETH MORGAN DOWNS O'DONNELL
J. Tyler Anthony	Elizabeth Morgan Downs O'Donnell
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JASON T. JONES
Jason T. Jones
Director, Accounting (Principal Accounting Officer)
May 6, 2026

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
POTOMAC ELECTRIC POWER COMPANY

/s/ J. TYLER ANTHONY	/s/ ELIZABETH MORGAN DOWNS O'DONNELL
J. Tyler Anthony	Elizabeth Morgan Downs O'Donnell
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JASON T. JONES
Jason T. Jones
Director, Accounting (Principal Accounting Officer)
May 6, 2026

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DELMARVA POWER & LIGHT COMPANY

/s/ J. TYLER ANTHONY	/s/ ELIZABETH MORGAN DOWNS O'DONNELL
J. Tyler Anthony	Elizabeth Morgan Downs O'Donnell
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JASON T. JONES
Jason T. Jones
Director, Accounting (Principal Accounting Officer)
May 6, 2026

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATLANTIC CITY ELECTRIC COMPANY

/s/ J. TYLER ANTHONY	/s/ ELIZABETH MORGAN DOWNS O'DONNELL
J. Tyler Anthony	Elizabeth Morgan Downs O'Donnell
President, Chief Executive Officer (Principal Executive Officer), and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JASON T. JONES
Jason T. Jones
Director, Accounting (Principal Accounting Officer)
May 6, 2026