Form 10-Q
period 2026-06-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2026-07-30
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of June 30, 2026 was:

Exelon Corporation Common Stock, without par value	1,032,253,967
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,427
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Pepco Energy Services or PES	Pepco Energy Services, Inc. and its subsidiaries
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation and Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon as of December 31, 2021 prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2025 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2025 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ATM	At the market
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
Convertible Senior Notes	Exelon's 3.25% Convertible Senior Notes due 2029
CMC	Carbon Mitigation Credit
CRGA	Clean and Reliable Grid Affordability Act
CODMs	Chief Operating Decision Makers
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DSIC	Distribution System Improvement Charge
EDIT	Excess Deferred Income Taxes
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MRP	Multi-Year Rate Plan
MWh	Megawatt hour
N/A	Not Applicable
NAV	Net Asset Value
NJBPU	New Jersey Board of Public Utilities
NOLC	Tax Net Operating Loss Carryforward
NPNS	Normal Purchase Normal Sale scope exception

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection, LLC
PLR	Private Letter Ruling
PP&E	Property, Plant, and Equipment
PRPs	Potentially Responsible Parties
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to regulatory agreements with the ICC and PAPUC
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on Equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
TCJA	Tax Cuts and Jobs Act
USAO	United States Attorney's Office for the Northern District of Illinois

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$5,710	$5,365	$11,868	$11,182
Natural gas operating revenues	327	337	1,443	1,361
Revenues from alternative revenue programs	(70)	(275)	(102)	(402)
Total operating revenues	5,967	5,427	13,209	12,141
Operating expenses
Purchased power	2,132	1,811	4,515	3,995
Purchased fuel	79	85	472	423
Operating and maintenance	1,386	1,321	2,852	2,668
Depreciation and amortization	968	902	1,920	1,805
Taxes other than income taxes	423	383	866	788
Total operating expenses	4,988	4,502	10,625	9,679
Gain on sale of assets	—	2	—	1
Operating income	979	927	2,584	2,463
Other income and (deductions)
Interest expense, net	(568)	(524)	(1,116)	(1,028)
Interest expense to affiliates	(6)	(7)	(12)	(12)
Other, net	90	65	159	117
Total other income and (deductions)	(484)	(466)	(969)	(923)
Income before income taxes	495	461	1,615	1,540
Income taxes	99	70	300	240
Net income attributable to common shareholders	$396	$391	$1,315	$1,300

Comprehensive income, net of income taxes
Net income	$396	$391	$1,315	$1,300
Other comprehensive income, net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	7	5	14	11
Pension and non-pension postretirement benefit plans valuation adjustments	(1)	1	3	5
Unrealized (loss) on cash flow hedges	—	(6)	(5)	(14)
Other comprehensive income	6	—	12	2
Comprehensive income attributable to common shareholders	$402	$391	$1,327	$1,302

Average shares of common stock outstanding:
Basic	1,025	1,010	1,025	1,009
Assumed exercise and/or distributions of stock-based awards(a)	3	2	2	2
Diluted	1,028	1,012	1,027	1,011

Earnings per average common share
Basic	$0.39	$0.39	$1.28	$1.29
Diluted	$0.39	$0.39	$1.28	$1.29
__________
(a)The dilutive effects of stock-based compensation awards are calculated using the treasury stock method for all periods presented.

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$1,315	$1,300
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	1,921	1,806
Deferred income taxes and amortization of investment tax credits	432	165
Net fair value changes related to derivatives	—	3
Other non-cash operating activities	464	734
Changes in assets and liabilities:
Accounts receivable	787	(460)
Inventories	(29)	(20)
Accounts payable and accrued expenses	(210)	(38)
Collateral received, net	72	14
Income taxes	(140)	(3)
Regulatory assets and liabilities, net	(874)	(294)
Pension and non-pension postretirement benefit contributions	(356)	(302)
Other assets and liabilities	287	(194)
Net cash flows provided by operating activities	3,669	2,711
Cash flows from investing activities
Capital expenditures	(4,558)	(3,959)
Proceeds from sales of assets	—	2
Other investing activities	(2)	(5)
Net cash flows used in investing activities	(4,560)	(3,962)
Cash flows from financing activities
Changes in short-term borrowings	131	(750)
Proceeds from short-term borrowings with maturities greater than 90 days	500	—
Issuance of long-term debt	3,600	3,800
Retirement of long-term debt	(1,600)	(807)
Issuance of common stock	382	173
Dividends paid on common stock	(860)	(808)
Proceeds from employee stock plans	24	11
Other financing activities	(57)	(56)
Net cash flows provided by financing activities	2,120	1,563
Increase in cash, restricted cash, and cash equivalents	1,229	312
Cash, restricted cash, and cash equivalents at beginning of period	1,201	939
Cash, restricted cash, and cash equivalents at end of period	$2,430	$1,251

Supplemental cash flow information
Decrease in capital expenditures not paid	(253)	(100)
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,813	$626
Restricted cash and cash equivalents	608	525
Accounts receivable
Customer accounts receivable	3,567	3,732
Customer allowance for credit losses	(508)	(435)
Customer accounts receivable, net	3,059	3,297
Other accounts receivable	1,294	1,879
Other allowance for credit losses	(94)	(94)
Other accounts receivable, net	1,200	1,785
Inventories, net
Fossil fuel	62	88
Materials and supplies	832	780
Regulatory assets	1,352	1,359
Prepaid renewable energy credits	381	563
Other	490	523
Total current assets	9,797	9,546
Property, plant, and equipment (net of accumulated depreciation and amortization of $21,230 and $20,080 as of June 30, 2026 and December 31, 2025, respectively)	87,123	84,318
Deferred debits and other assets
Regulatory assets	9,412	9,214
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	5,280	4,755
Investments	327	312
Other	1,936	1,795
Total deferred debits and other assets	23,585	22,706
Total assets	$120,505	$116,570
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,243	$612
Long-term debt due within one year	727	1,665
Accounts payable	3,475	3,721
Accrued expenses	1,447	1,582
Payables to affiliates	5	5
Customer deposits	589	533
Regulatory liabilities	573	1,128
Mark-to-market derivative liabilities	23	30
Unamortized energy contract liabilities	4	5
Renewable energy credit obligations	332	473
Other	590	577
Total current liabilities	9,008	10,331
Long-term debt	50,313	47,413
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	14,348	13,715
Regulatory liabilities	11,727	11,016
Pension obligations	1,429	1,749
Non-pension postretirement benefit obligations	564	546
Asset retirement obligations	322	321
Mark-to-market derivative liabilities	105	106
Unamortized energy contract liabilities	14	16
Other	2,587	2,169
Total deferred credits and other liabilities	31,096	29,638
Total liabilities	90,807	87,772
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 1,032 shares and 1,023 shares outstanding as of June 30, 2026 and December 31, 2025, respectively)	22,540	22,106
Treasury stock, at cost (2 shares as of June 30, 2026 and December 31, 2025)	(123)	(123)
Retained earnings	8,031	7,577
Accumulated other comprehensive loss, net	(750)	(762)
Total shareholders’ equity	29,698	28,798
Total liabilities and shareholders’ equity	$120,505	$116,570

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2026
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2025	1,024,401	$22,106	$(123)	$7,577	$(762)	$28,798
Net income	—	—	—	919	—	919
Long-term incentive plan activity	338	10	—	—	—	10
Employee stock purchase plan activity	302	13	—	—	—	13
Common stock dividends ($0.42/common share)	—	—	—	(431)	—	(431)
Other comprehensive income, net of income taxes	—	—	—	—	6	6
Balance at March 31, 2026	1,025,041	$22,129	$(123)	$8,065	$(756)	$29,315
Net income	—	—	—	396	—	396
Long-term incentive plan activity	51	14	—	—	—	14
Employee stock purchase plan activity	317	15	—	—	—	15
Issuance of Common Stock	8,682	382	—	—	—	382
Common stock dividends ($0.42/common share)	—	—	—	(430)	—	(430)
Other comprehensive income, net of income taxes	—	—	—	—	6	6
Balance at June 30, 2026	1,034,091	$22,540	$(123)	$8,031	$(750)	$29,698

	Six Months Ended June 30, 2025
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2024	1,007,046	$21,338	$(123)	$6,426	$(720)	$26,921
Net income	—	—	—	908	—	908
Long-term incentive plan activity	299	4	—	—	—	4
Employee stock purchase plan activity	(8)	2	—	—	—	2
Issuance of Common Stock	4,031	173	—	—	—	173
Common stock dividends ($0.40/common share)	—	—	—	(403)	—	(403)
Other comprehensive income, net of income taxes	—	—	—	—	2	2
Balance at March 31, 2025	1,011,368	$21,517	$(123)	$6,931	$(718)	$27,607
Net income	—	—	—	391	—	391
Long-term incentive plan activity	118	14	—	—	—	14
Employee stock purchase plan activity	334	13	—	—	—	13
Common stock dividends ($0.40/common share)	—	—	—	(405)	—	(405)
Balance at June 30, 2025	1,011,820	$21,544	$(123)	$6,917	$(718)	$27,620

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$2,038	$2,060	$3,931	$4,203
Revenues from alternative revenue programs	(55)	(234)	(46)	(319)
Operating revenues from affiliates	2	10	13	17
Total operating revenues	1,985	1,836	3,898	3,901
Operating expenses
Purchased power	579	550	1,031	1,239
Operating and maintenance	339	322	674	645
Operating and maintenance from affiliates	110	100	212	200
Depreciation and amortization	416	387	820	767
Taxes other than income taxes	107	97	212	196
Total operating expenses	1,551	1,456	2,949	3,047
Operating income	434	380	949	854
Other income and (deductions)
Interest expense, net	(140)	(128)	(272)	(253)
Interest expense to affiliates, net	(3)	(3)	(7)	(7)
Other, net	41	31	73	53
Total other income and (deductions)	(102)	(100)	(206)	(207)
Income before income taxes	332	280	743	647
Income taxes	83	52	184	117
Net income	$249	$228	$559	$530
Comprehensive income	$249	$228	$559	$530

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$559	$530
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	820	767
Deferred income taxes and amortization of investment tax credits	126	6
Other non-cash operating activities	115	401
Changes in assets and liabilities:
Accounts receivable	748	(252)
Receivables from and payables to affiliates, net	(6)	(19)
Inventories	(15)	8
Accounts payable and accrued expenses	102	(31)
Collateral received (paid), net	81	(3)
Income taxes	(4)	7
Regulatory assets and liabilities, net	(862)	(158)
Pension and non-pension postretirement benefit contributions	(222)	(190)
Other assets and liabilities	79	(25)
Net cash flows provided by operating activities	1,521	1,041
Cash flows from investing activities
Capital expenditures	(1,671)	(1,189)
Other investing activities	3	1
Net cash flows used in investing activities	(1,668)	(1,188)
Cash flows from financing activities
Changes in short-term borrowings	—	(36)
Issuance of long-term debt	1,425	725
Retirement of long-term debt	(500)	—
Dividends paid on common stock	(437)	(407)
Contributions from parent	256	87
Other financing activities	(14)	(7)
Net cash flows provided by financing activities	730	362
Increase in cash, restricted cash, and cash equivalents	583	215
Cash, restricted cash, and cash equivalents at beginning of period	663	632
Cash, restricted cash, and cash equivalents at end of period	$1,246	$847

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(54)	$17
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$704	$159
Restricted cash and cash equivalents	533	454
Accounts receivable
Customer accounts receivable	972	1,058
Customer allowance for credit losses	(102)	(115)
Customer accounts receivable, net	870	943
Other accounts receivable	458	1,155
Other allowance for credit losses	(25)	(23)
Other accounts receivable, net	433	1,132
Receivables from affiliates	5	5
Inventories, net	282	268
Regulatory assets	644	595
Other	196	217
Total current assets	3,667	3,773
Property, plant, and equipment (net of accumulated depreciation and amortization of $8,731 and $8,291 as of June 30, 2026 and December 31, 2025, respectively)	33,316	32,255
Deferred debits and other assets
Regulatory assets	2,861	2,687
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	4,638	4,313
Investments	7	6
Prepaid pension asset	1,458	1,284
Other	1,375	1,342
Total deferred debits and other assets	12,964	12,257
Total assets	$49,947	$48,285
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$—	$500
Accounts payable	1,146	1,033
Accrued expenses	415	474
Payables to affiliates	75	81
Customer deposits	230	192
Regulatory liabilities	243	846
Mark-to-market derivative liabilities	23	25
Other	338	288
Total current liabilities	2,470	3,439
Long-term debt	13,665	12,253
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,988	5,828
Regulatory liabilities	9,694	9,163
Asset retirement obligations	197	193
Non-pension postretirement benefit obligations	157	151
Mark-to-market derivative liabilities	105	106
Other	1,482	1,341
Total deferred credits and other liabilities	17,623	16,782
Total liabilities	33,964	32,680
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	11,275	11,019
Retained earnings	3,120	2,998
Total shareholders’ equity	15,983	15,605
Total liabilities and shareholders’ equity	$49,947	$48,285

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2026
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2025	$1,588	$11,019	$2,998	$15,605
Net income	—	—	310	310
Common stock dividends	—	—	(218)	(218)
Contributions from parent	—	256	—	256
Balance at March 31, 2026	$1,588	$11,275	$3,090	$15,953
Net income	—	—	249	249
Common stock dividends	—	—	(219)	(219)
Contributions from parent	—	—	—	—
Balance at June 30, 2026	$1,588	$11,275	$3,120	$15,983

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2024	$1,588	$10,628	$2,664	$14,880
Net income	—	—	302	302
Common stock dividends	—	—	(203)	(203)
Contributions from parent	—	87	—	87
Balance at March 31, 2025	$1,588	$10,715	$2,763	$15,066
Net income	—	—	228	228
Common stock dividends	—	—	(204)	(204)
Contributions from parent	—	—	—	—
Balance at June 30, 2025	$1,588	$10,715	$2,787	$15,090
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$934	$876	$2,007	$1,839
Natural gas operating revenues	120	120	530	496
Revenues from alternative revenue programs	5	1	10	(8)
Operating revenues from affiliates	3	3	7	6
Total operating revenues	1,062	1,000	2,554	2,333
Operating expenses
Purchased power	352	304	803	665
Purchased fuel	37	35	198	176
Operating and maintenance	232	242	502	507
Operating and maintenance from affiliates	68	63	134	124
Depreciation and amortization	125	112	247	221
Taxes other than income taxes	62	54	131	115
Total operating expenses	876	810	2,015	1,808
Operating income	186	190	539	525
Other income and (deductions)
Interest expense, net	(70)	(57)	(139)	(117)
Interest expense to affiliates, net	(2)	(3)	(5)	(7)
Other, net	13	10	25	18
Total other income and (deductions)	(59)	(50)	(119)	(106)
Income before income taxes	127	140	420	419
Income taxes	8	4	23	17
Net income	$119	$136	$397	$402
Comprehensive income	$119	$136	$397	$402
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$397	$402
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	247	221
Deferred income taxes and amortization of investment tax credits	285	(32)
Other non-cash operating activities	44	53
Changes in assets and liabilities:
Accounts receivable	30	(101)
Receivables from and payables to affiliates, net	1	4
Inventories	7	2
Accounts payable and accrued expenses	(79)	2
Collateral (paid) received, net	—	6
Income taxes	(277)	3
Regulatory assets and liabilities, net	(51)	21
Pension and non-pension postretirement benefit contributions	(13)	(9)
Other assets and liabilities	(70)	(66)
Net cash flows provided by operating activities	521	506
Cash flows from investing activities
Capital expenditures	(964)	(832)
Other investing activities	(9)	2
Net cash flows used in investing activities	(973)	(830)
Cash flows from financing activities
Changes in short-term borrowings	81	11
Dividends paid on common stock	(273)	(273)
Contributions from parent	567	563
Net cash flows provided by financing activities	375	301
Decrease in cash, restricted cash, and cash equivalents	(77)	(23)
Cash, restricted cash, and cash equivalents at beginning of period	116	48
Cash, restricted cash, and cash equivalents at end of period	$39	$25

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(2)	$95
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$39	$116
Accounts receivable
Customer accounts receivable	741	811
Customer allowance for credit losses	(142)	(137)
Customer accounts receivable, net	599	674
Other accounts receivable	154	144
Other allowance for credit losses	(18)	(18)
Other accounts receivable, net	136	126
Inventories, net
Fossil fuel	25	43
Materials and supplies	94	83
Prepaid utility taxes	79	—
Prepaid renewable energy credits	60	55
Regulatory assets	116	72
Other	66	34
Total current assets	1,214	1,203
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,262 and $4,131 as of June 30, 2026 and December 31, 2025, respectively)	16,655	15,922
Deferred debits and other assets
Regulatory assets	1,382	1,275
Receivable related to Regulatory Agreement Units	642	442
Investments	48	45
Prepaid pension asset	448	441
Other	106	34
Total deferred debits and other assets	2,626	2,237
Total assets	$20,495	$19,362
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$81	$—
Accounts payable	788	811
Accrued expenses	171	483
Payables to affiliates	36	35
Customer deposits	102	93
Renewable energy credit obligations	101	56
Regulatory liabilities	130	140
Other	50	40
Total current liabilities	1,459	1,658
Long-term debt	6,398	6,396
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,980	2,594
Regulatory liabilities	648	449
Asset retirement obligations	26	26
Non-pension postretirement benefit obligations	289	286
Other	160	109
Total deferred credits and other liabilities	4,103	3,464
Total liabilities	12,144	11,702
Commitments and contingencies
Shareholder’s equity
Common stock	5,789	5,222
Retained earnings	2,562	2,438
Total shareholder’s equity	8,351	7,660
Total liabilities and shareholder's equity	$20,495	$19,362
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$5,222	$2,438	$7,660
Net income	—	278	278
Common stock dividends	—	(137)	(137)
Contributions from parent	567	—	567
Balance at March 31, 2026	$5,789	$2,579	$8,368
Net income	—	119	119
Common stock dividends	—	(136)	(136)
Contributions from parent	—	—	—
Balance at June 30, 2026	$5,789	$2,562	$8,351

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$4,645	$2,170	$6,815
Net income	—	266	266
Common stock dividends	—	(137)	(137)
Contributions from parent	563	—	563
Balance at March 31, 2025	$5,208	$2,299	$7,507
Net income	—	136	136
Common stock dividends	—	(136)	(136)
Contributions from parent	—	—	—
Balance at June 30, 2025	$5,208	$2,299	$7,507
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$1,044	$856	$2,302	$1,877
Natural gas operating revenues	166	184	757	745
Revenues from alternative revenue programs	5	(13)	(18)	(43)
Operating revenues from affiliates	3	2	5	4
Total operating revenues	1,218	1,029	3,046	2,583
Operating expenses
Purchased power	522	367	1,152	818
Purchased fuel	23	39	201	198
Operating and maintenance	222	201	481	443
Operating and maintenance from affiliates	71	63	138	125
Depreciation and amortization	166	154	334	318
Taxes other than income taxes	96	85	200	181
Total operating expenses	1,100	909	2,506	2,083
Operating income	118	120	540	500
Other income and (deductions)
Interest expense, net	(68)	(61)	(129)	(120)
Other, net	22	11	38	20
Total other income and (deductions)	(46)	(50)	(91)	(100)
Income before income taxes	72	70	449	400
Income taxes	17	15	96	85
Net income	$55	$55	$353	$315
Comprehensive income	$55	$55	$353	$315
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$353	$315
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	334	318
Deferred income taxes and amortization of investment tax credits	198	43
Other non-cash operating activities	79	89
Changes in assets and liabilities:
Accounts receivable	(16)	(21)
Receivables from and payables to affiliates, net	(3)	(11)
Inventories	(4)	8
Accounts payable and accrued expenses	(100)	(43)
Collateral (paid) received, net	(2)	5
Income taxes	(160)	15
Regulatory assets and liabilities, net	45	(61)
Pension and non-pension postretirement benefit contributions	(44)	(37)
Other assets and liabilities	117	114
Net cash flows provided by operating activities	797	734
Cash flows from investing activities
Capital expenditures	(822)	(804)
Other investing activities	5	5
Net cash flows used in investing activities	(817)	(799)
Cash flows from financing activities
Changes in short-term borrowings	—	(175)
Issuance of long-term debt	925	650
Retirement of long-term debt	(350)	—
Dividends paid on common stock	(227)	(196)
Contributions from parent	474	—
Other financing activities	(8)	(7)
Net cash flows provided by financing activities	814	272
Increase in cash, restricted cash, and cash equivalents	794	207
Cash, restricted cash, and cash equivalents at beginning of period	220	34
Cash, restricted cash, and cash equivalents at end of period	$1,014	$241

Supplemental cash flow information
Decrease in capital expenditures not paid	$(20)	$(50)
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,010	$217
Restricted cash and cash equivalents	4	3
Accounts receivable
Customer accounts receivable	926	887
Customer allowance for credit losses	(136)	(68)
Customer accounts receivable, net	790	819
Other accounts receivable	91	100
Other allowance for credit losses	(3)	(4)
Other accounts receivable, net	88	96
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	30	36
Materials and supplies	83	74
Prepaid utility taxes	—	126
Regulatory assets	101	175
Prepaid renewable energy credits	86	189
Other	18	14
Total current assets	2,210	1,750
Property, plant, and equipment (net of accumulated depreciation and amortization of $5,446 and $5,234 as of June 30, 2026 and December 31, 2025, respectively)	14,918	14,385
Deferred debits and other assets
Regulatory assets	774	804
Investments	16	10
Prepaid pension asset	217	194
Other	38	41
Total deferred debits and other assets	1,045	1,049
Total assets	$18,173	$17,184
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Long-term debt due within one year	$—	$350
Accounts payable	548	640
Accrued expenses	176	352
Payables to affiliates	39	39
Customer deposits	126	125
Regulatory liabilities	34	31
Renewable energy credit obligations	92	194
Other	31	39
Total current liabilities	1,046	1,770
Long-term debt	6,609	5,691
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,476	2,242
Regulatory liabilities	559	595
Asset retirement obligations	37	36
Non-pension postretirement benefit obligations	137	144
Other	107	104
Total deferred credits and other liabilities	3,316	3,121
Total liabilities	10,971	10,582
Commitments and contingencies
Shareholder's equity
Common stock	4,488	4,014
Retained earnings	2,714	2,588
Total shareholder's equity	7,202	6,602
Total liabilities and shareholder's equity	$18,173	$17,184

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Changes in Shareholder's Equity
(Unaudited)

	Six Months Ended June 30, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$4,014	$2,588	$6,602
Net income	—	298	298
Common stock dividends	—	(114)	(114)
Balance at March 31, 2026	$4,014	$2,772	$6,786
Net income	—	55	55
Common stock dividends	—	(113)	(113)
Contributions from parent	474	—	474
Balance at June 30, 2026	$4,488	$2,714	$7,202

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,483	$2,403	$5,886
Net income	—	260	260
Common stock dividends	—	(98)	(98)
Balance at March 31, 2025	$3,483	$2,565	$6,048
Net income	—	55	55
Common stock dividends	—	(98)	(98)
Contributions from parent	—	—	—
Balance at June 30, 2025	$3,483	$2,522	$6,005
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$1,694	$1,573	$3,628	$3,264
Natural gas operating revenues	40	33	157	120
Revenues from alternative revenue programs	(24)	(29)	(48)	(32)
Operating revenues from affiliates	2	2	5	5
Total operating revenues	1,712	1,579	3,742	3,357
Operating expenses
Purchased power	679	590	1,529	1,273
Purchased fuel	19	11	73	49
Operating and maintenance	337	291	702	586
Operating and maintenance from affiliates	58	49	118	103
Depreciation and amortization	245	233	491	467
Taxes other than income taxes	145	136	296	276
Total operating expenses	1,483	1,310	3,209	2,754
Gain on sale of assets	—	2	—	1
Operating income	229	271	533	604
Other income and (deductions)
Interest expense, net	(107)	(102)	(213)	(201)
Interest expense to affiliates, net	(1)	(1)	(2)	(2)
Other, net	20	17	39	35
Total other income and (deductions)	(88)	(86)	(176)	(168)
Income before income taxes	141	185	357	436
Income taxes	32	42	79	99
Net income	$109	$143	$278	$337
Comprehensive income	$109	$143	$278	$337
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$278	$337
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	491	467
Deferred income taxes and amortization of investment tax credits	100	47
Other non-cash operating activities	150	128
Changes in assets and liabilities:
Accounts receivable	20	(80)
Receivables from and payables to affiliates, net	(1)	(14)
Inventories	(16)	(37)
Accounts payable and accrued expenses	27	39
Collateral (paid) received, net	(6)	8
Income taxes	(37)	(34)
Regulatory assets and liabilities, net	9	(76)
Pension and non-pension postretirement benefit contributions	(56)	(45)
Other assets and liabilities	(9)	(39)
Net cash flows provided by operating activities	950	701
Cash flows from investing activities
Capital expenditures	(1,062)	(1,108)
Proceeds from sales of long-lived assets	—	2
Other investing activities	1	—
Net cash flows used in investing activities	(1,061)	(1,106)
Cash flows from financing activities
Changes in short-term borrowings	(580)	(300)
Issuance of long-term debt	475	425
Changes in Exelon intercompany money pool	12	(3)
Distributions to member	(247)	(292)
Contributions from member	406	522
Other financing activities	(13)	(13)
Net cash flows provided by financing activities	53	339
Decrease in cash, restricted cash, and cash equivalents	(58)	(66)
Cash, restricted cash, and cash equivalents at beginning of period	141	163
Cash, restricted cash, and cash equivalents at end of period	$83	$97

Supplemental cash flow information
Decrease in capital expenditures not paid	$(157)	$(137)
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$47	$103
Restricted cash and cash equivalents	36	38
Accounts receivable
Customer accounts receivable	928	975
Customer allowance for credit losses	(128)	(115)
Customer accounts receivable, net	800	860
Other accounts receivable	308	292
Other allowance for credit losses	(48)	(49)
Other accounts receivable, net	260	243
Receivables from affiliates	5	14
Inventories, net
Fossil fuel	7	9
Materials and supplies	374	357
Prepaid utility taxes	54	77
Regulatory assets	324	352
Prepaid renewable energy credits	105	201
Other	48	34
Total current assets	2,060	2,288
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,685 and $4,350 as of June 30, 2026 and December 31, 2025, respectively)	21,861	21,377
Deferred debits and other assets
Regulatory assets	1,557	1,556
Goodwill	4,005	4,005
Investments	160	158
Prepaid pension asset	207	199
Other	158	132
Total deferred debits and other assets	6,087	6,050
Total assets	$30,008	$29,715
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$32	$612
Long-term debt due within one year	76	64
Accounts payable	703	816
Accrued expenses	338	359
Payables to affiliates	61	71
Borrowings from Exelon intercompany money pool	92	80
Customer deposits	131	123
Regulatory liabilities	159	103
Unamortized energy contract liabilities	4	5
Renewable energy credit obligations	140	223
Other	119	121
Total current liabilities	1,855	2,577
Long-term debt	9,978	9,526
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,519	3,391
Regulatory liabilities	740	722
Asset retirement obligations	57	62
Non-pension postretirement benefit obligations	17	24
Unamortized energy contract liabilities	14	16
Other	412	418
Total deferred credits and other liabilities	4,759	4,633
Total liabilities	16,592	16,736
Commitments and contingencies
Member's equity
Membership interest	13,536	13,130
Undistributed losses	(120)	(151)
Total member's equity	13,416	12,979
Total liabilities and member's equity	$30,008	$29,715
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Changes in Member's Equity
(Unaudited)

	Six Months Ended June 30, 2026
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2025	$13,130	$(151)	$12,979
Net income	—	169	169
Distributions to member	—	(139)	(139)
Contributions from member	275	—	275
Balance at March 31, 2026	$13,405	$(121)	$13,284
Net income		109	109
Distributions to member		(108)	(108)
Contributions from member	131		131
Balance at June 30, 2026	$13,536	$(120)	$13,416

	Six Months Ended June 30, 2025
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2024	$12,562	$(240)	$12,322
Net income	—	194	194
Distributions to member	—	(132)	(132)
Contributions from member	352	—	352
Balance at March 31, 2025	$12,914	$(178)	$12,736
Net income	—	143	143
Distributions to member	—	(160)	(160)
Contributions from member	170	—	170
Balance at June 30, 2025	$13,084	$(195)	$12,889
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$873	$791	$1,859	$1,645
Revenues from alternative revenue programs	(15)	(16)	(14)	(14)
Operating revenues from affiliates	1	1	4	4
Total operating revenues	859	776	1,849	1,635
Operating expenses
Purchased power	316	256	727	574
Operating and maintenance	118	91	270	187
Operating and maintenance from affiliates	72	64	139	126
Depreciation and amortization	114	107	228	212
Taxes other than income taxes	113	109	231	222
Total operating expenses	733	627	1,595	1,321
Gain on sale of assets	—	2	—	1
Operating income	126	151	254	315
Other income and (deductions)
Interest expense, net	(56)	(54)	(111)	(106)
Other, net	12	9	23	20
Total other income and (deductions)	(44)	(45)	(88)	(86)
Income before income taxes	82	106	166	229
Income taxes	17	22	33	48
Net income	$65	$84	$133	$181
Comprehensive income	$65	$84	$133	$181
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$133	$181
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	228	212
Deferred income taxes and amortization of investment tax credits	43	14
Other non-cash operating activities	57	46
Changes in assets and liabilities:
Accounts receivable	(25)	(73)
Receivables from and payables to affiliates, net	4	—
Inventories	(13)	(18)
Accounts payable and accrued expenses	37	17
Collateral received, net	—	2
Income taxes	(19)	(38)
Regulatory assets and liabilities, net	12	(27)
Pension and non-pension postretirement benefit contributions	(4)	(6)
Other assets and liabilities	16	6
Net cash flows provided by operating activities	469	316
Cash flows from investing activities
Capital expenditures	(517)	(469)
Proceeds from sales of long-lived assets	—	2
Changes in PHI intercompany money pool	(95)	—
Net cash flows used in investing activities	(612)	(467)
Cash flows from financing activities
Changes in short-term borrowings	(303)	(51)
Issuance of long-term debt	300	200
Dividends paid on common stock	(121)	(158)
Contributions from parent	270	157
Other financing activities	(6)	(4)
Net cash flows provided by financing activities	140	144
Decrease in cash, restricted cash, and cash equivalents	(3)	(7)
Cash, restricted cash, and cash equivalents at beginning of period	55	51
Cash, restricted cash, and cash equivalents at end of period	$52	$44

Supplemental cash flow information
Decrease in capital expenditures not paid	$(68)	$(64)
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$21	$22
Restricted cash and cash equivalents	31	33
Accounts receivable
Customer accounts receivable	495	484
Customer allowance for credit losses	(77)	(69)
Customer accounts receivable, net	418	415
Other accounts receivable	165	154
Other allowance for credit losses	(25)	(26)
Other accounts receivable, net	140	128
Receivable from PHI intercompany money pool	95	—
Inventories, net	186	174
Regulatory assets	162	182
Prepaid renewable energy credits	89	171
Other	17	59
Total current assets	1,159	1,184
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,933 and $4,784 as of June 30, 2026 and December 31, 2025, respectively)	11,007	10,747
Deferred debits and other assets
Regulatory assets	391	405
Investments	144	141
Prepaid pension asset	182	194
Other	68	57
Total deferred debits and other assets	785	797
Total assets	$12,951	$12,728
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$303
Long-term debt due within one year	7	6
Accounts payable	383	418
Accrued expenses	172	173
Payables to affiliates	41	37
Customer deposits	65	61
Regulatory liabilities	14	13
Renewable energy credit obligations	90	174
Other	86	84
Total current liabilities	858	1,269
Long-term debt	4,924	4,626
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,664	1,604
Regulatory liabilities	279	268
Asset retirement obligations	39	45
Other	203	214
Total deferred credits and other liabilities	2,185	2,131
Total liabilities	7,967	8,026
Commitments and contingencies
Shareholder's equity
Common stock	3,798	3,528
Retained earnings	1,186	1,174
Total shareholder's equity	4,984	4,702
Total liabilities and shareholder's equity	$12,951	$12,728
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Six Months Ended June 30, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$3,528	$1,174	$4,702
Net income	—	68	68
Common stock dividends	—	(64)	(64)
Contributions from parent	139	—	139
Balance at March 31, 2026	$3,667	$1,178	$4,845
Net income	—	65	65
Common stock dividends	—	(57)	(57)
Contributions from parent	131	—	131
Balance at June 30, 2026	$3,798	$1,186	$4,984

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,335	$1,100	$4,435
Net income	—	97	97
Common stock dividends	—	(66)	(66)
Contributions from parent	157	—	157
Balance at March 31, 2025	$3,492	$1,131	$4,623
Net income	—	84	84
Common stock dividends	—	(92)	(92)
Contributions from parent	—	—	—
Balance at June 30, 2025	$3,492	$1,123	$4,615

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$410	$386	$920	$850
Natural gas operating revenues	40	33	157	120
Revenues from alternative revenue programs	2	—	(5)	(5)
Operating revenues from affiliates	2	2	4	4
Total operating revenues	454	421	1,076	969
Operating expenses
Purchased power	176	161	410	370
Purchased fuel	19	11	73	49
Operating and maintenance	62	50	134	110
Operating and maintenance from affiliates	50	45	97	91
Depreciation and amortization	67	63	133	126
Taxes other than income taxes	24	20	50	41
Total operating expenses	398	350	897	787
Operating income	56	71	179	182
Other income and (deductions)
Interest expense, net	(26)	(25)	(53)	(50)
Other, net	4	4	8	8
Total other income and (deductions)	(22)	(21)	(45)	(42)
Income before income taxes	34	50	134	140
Income taxes	8	11	31	32
Net income	$26	$39	$103	$108
Comprehensive income	$26	$39	$103	$108
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$103	$108
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	133	126
Deferred income taxes and amortization of investment tax credits	28	15
Other non-cash operating activities	29	30
Changes in assets and liabilities:
Accounts receivable	55	11
Receivables from and payables to affiliates, net	2	(3)
Inventories	1	(11)
Accounts payable and accrued expenses	(11)	3
Collateral (paid) received, net	(1)	3
Income taxes	(14)	(2)
Regulatory assets and liabilities, net	(4)	(22)
Pension and non-pension postretirement benefit contributions	(1)	(1)
Other assets and liabilities	30	24
Net cash flows provided by operating activities	350	281
Cash flows from investing activities
Capital expenditures	(300)	(277)
Other investing activities	1	—
Net cash flows used in investing activities	(299)	(277)
Cash flows from financing activities
Changes in short-term borrowings	(129)	(142)
Issuance of long-term debt	75	125
Changes in PHI intercompany money pool	47	—
Dividends paid on common stock	(86)	(90)
Contributions from parent	45	99
Other financing activities	(5)	(5)
Net cash flows used in financing activities	(53)	(13)
Decrease in cash, restricted cash, and cash equivalents	(2)	(9)
Cash, restricted cash, and cash equivalents at beginning of period	12	23
Cash, restricted cash, and cash equivalents at end of period	$10	$14

Supplemental cash flow information
Decrease in capital expenditures not paid	$(60)	$(45)

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$8	$9
Restricted cash and cash equivalents	2	3
Accounts receivable
Customer accounts receivable	196	253
Customer allowance for credit losses	(21)	(19)
Customer accounts receivable, net	175	234
Other accounts receivable	72	75
Other allowance for credit losses	(11)	(10)
Other accounts receivable, net	61	65
Receivables from affiliates	4	2
Inventories, net
Fossil fuel	7	9
Materials and supplies	108	107
Prepaid utility taxes	—	29
Regulatory assets	82	72
Prepaid renewable energy credits	16	30
Other	26	13
Total current assets	489	573
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,330 and $2,241 as of June 30, 2026 and December 31, 2025, respectively)	5,977	5,855
Deferred debits and other assets
Regulatory assets	215	214
Other	143	147
Total deferred debits and other assets	358	361
Total assets	$6,824	$6,789
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$32	$161
Long-term debt due within one year	63	53
Accounts payable	147	218
Accrued expenses	59	70
Payables to affiliates	28	25
Borrowings from PHI intercompany money pool	47	—
Customer deposits	39	36
Regulatory liabilities	43	42
Renewable energy credit obligations	50	49
Other	20	22
Total current liabilities	528	676
Long-term debt	2,358	2,291
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,032	996
Regulatory liabilities	330	316
Asset retirement obligations	13	12
Other	130	127
Total deferred credits and other liabilities	1,505	1,451
Total liabilities	4,391	4,418
Commitments and contingencies
Shareholder's equity
Common stock	1,767	1,722
Retained earnings	666	649
Total shareholder's equity	2,433	2,371
Total liabilities and shareholder's equity	$6,824	$6,789
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Six Months Ended June 30, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$1,722	$649	$2,371
Net income	—	77	77
Common stock dividends	—	(50)	(50)
Contributions from parent	45	—	45
Balance at March 31, 2026	$1,767	$676	$2,443
Net income	—	26	26
Common stock dividends	—	(36)	(36)
Contributions from parent	—	—	—
Balance at June 30, 2026	$1,767	$666	$2,433

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,615	$627	$2,242
Net income	—	69	69
Common stock dividends	—	(46)	(46)
Contributions from parent	99	—	99
Balance at March 31, 2025	$1,714	$650	$2,364
Net income	—	39	39
Common stock dividends	—	(44)	(44)
Contributions from parent	—	—	$—
Balance at June 30, 2025	$1,714	$645	$2,359

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$411	$397	$849	$769
Revenues from alternative revenue programs	(11)	(13)	(29)	(13)
Operating revenues from affiliates	1	—	2	1
Total operating revenues	401	384	822	757
Operating expenses
Purchased power	187	173	392	329
Operating and maintenance	55	55	105	106
Operating and maintenance from affiliates	44	40	87	79
Depreciation and amortization	63	62	128	127
Taxes other than income taxes	3	3	5	5
Total operating expenses	352	333	717	646
Operating income	49	51	105	111
Other income and (deductions)
Interest expense, net	(22)	(20)	(44)	(41)
Other, net	3	2	5	6
Total other income and (deductions)	(19)	(18)	(39)	(35)
Income before income taxes	30	33	66	76
Income taxes	8	9	17	20
Net income	$22	$24	$49	$56
Comprehensive income	$22	$24	$49	$56
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Statements Of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$49	$56
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	128	127
Deferred income taxes and amortization of investment tax credits	35	13
Other non-cash operating activities	48	33
Changes in assets and liabilities:
Accounts receivable	(9)	(18)
Receivables from and payables to affiliates, net	10	(4)
Inventories	(4)	(9)
Accounts payable and accrued expenses	6	37
Collateral (paid) received, net	(5)	4
Income taxes	(11)	(2)
Regulatory assets and liabilities, net	(2)	(27)
Pension and non-pension postretirement benefit contributions	(14)	(2)
Other assets and liabilities	(48)	(49)
Net cash flows provided by operating activities	183	159
Cash flows from investing activities
Capital expenditures	(240)	(196)
Other investing activities	1	—
Net cash flows used in investing activities	(239)	(196)
Cash flows from financing activities
Changes in short-term borrowings	(148)	(107)
Issuance of long-term debt	100	100
Changes in PHI intercompany money pool	48	—
Dividends paid on common stock	(40)	(44)
Contributions from parent	91	94
Other financing activities	(4)	(3)
Net cash flows provided by financing activities	47	40
(Decrease) increase in cash and cash equivalents	(9)	3
Cash and cash equivalents at beginning of period	24	14
Cash and cash equivalents at end of period	$15	$17

Supplemental cash flow information
Decrease in capital expenditures not paid	$(28)	$(28)
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$13	$22
Restricted cash and cash equivalents	2	2
Accounts receivable
Customer accounts receivable	236	239
Customer allowance for credit losses	(30)	(27)
Customer accounts receivable, net	206	212
Other accounts receivable	70	64
Other allowance for credit losses	(12)	(13)
Other accounts receivable, net	58	51
Receivables from affiliates	1	12
Inventories, net	80	76
Prepaid utility taxes	48	—
Regulatory assets	75	93
Other	8	8
Total current assets	491	476
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,037 and $1,956 as of June 30, 2026 and December 31, 2025, respectively)	4,657	4,556
Deferred debits and other assets
Regulatory assets	588	559
Other	59	41
Total deferred debits and other assets	647	600
Total assets	$5,795	$5,632
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$148
Long-term debt due within one year	4	5
Accounts payable	164	168
Accrued expenses	54	64
Payables to affiliates	23	24
Borrowings from PHI intercompany money pool	48	—
Customer deposits	27	26
Regulatory liabilities	102	48
Other	11	13
Total current liabilities	433	496
Long-term debt	2,130	2,028
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	906	869
Regulatory liabilities	129	137
Other	69	74
Total deferred credits and other liabilities	1,104	1,080
Total liabilities	3,667	3,604
Commitments and contingencies
Shareholder's equity
Common stock	2,104	2,013
Retained earnings	24	15
Total shareholder's equity	2,128	2,028
Total liabilities and shareholder's equity	$5,795	$5,632

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements Of Changes In Shareholder's Equity
(Unaudited)

	Six Months Ended June 30, 2026
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$2,013	$15	$2,028
Net income	—	27	27
Common stock dividends	—	(25)	(25)
Contributions from parent	91	—	91
Balance at March 31, 2026	$2,104	$17	$2,121
Net income	—	22	22
Common stock dividends	—	(15)	(15)
Contributions from parent	—	—	—
Balance at June 30, 2026	$2,104	$24	$2,128

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,915	$10	$1,925
Net income	—	31	31
Common stock dividends	—	(20)	(20)
Contributions from parent	94	—	94
Balance at March 31, 2025	$2,009	$21	$2,030
Net income	—	24	24
Common stock dividends	—	(24)	(24)
Contributions from parent	—	—	—
Balance at June 30, 2025	$2,009	$21	$2,030

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
The accompanying consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited but, in the opinion of each Registrant's management, the Registrants include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2025 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2026. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
New Accounting Standards (All Registrants)
New Accounting Standards Issued and Not Yet Adopted as of June 30, 2026: The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of June 30, 2026. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) in their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures, as well as the potential to early adopt where applicable. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation that such standards will not significantly impact the Registrants' financial reporting.
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
Environmental Credits and Environmental Credit Obligations (Issued May 2026). Establishes guidance for the recognition, measurement, presentation and disclosure of environmental credits and compliance obligations that may be settled by using environmental credits. The guidance is effective for annual and interim periods beginning January 1, 2028 with early adoption permitted. The guidance is adopted on a retrospective basis by recognizing a cumulative effect adjustment to retained earnings at the date of initial application.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
Pepco - Maryland(a)	October 14, 2025 (amended April 16, 2026)	Electric	$120	10.50%	Third quarter of 2026
DPL - Delaware(b)	December 9, 2025 (amended June 1, 2026)	Electric	$45	10.50%	Third quarter of 2027
BGE - Maryland	July 2, 2026	Electric	$156	10.40%	First quarter of 2027
__________
(a)On April 14, 2026, Pepco notified the MDPSC of pursuing a traditional base rate case.
(b)DPL implemented interim rates on July 9, 2026, subject to refund.

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
On March 20, 2026, ComEd filed its annual revenue balancing reconciliation for 2025. The July 16, 2026 order approved the reconciliation, which is a component of revenue decoupling, reflecting a revenue reduction of $128 million. The reconciliation is effective January 1, 2027.
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
The MDPSC also approved a portion of the requested 2021 and 2022 reconciliation amounts, which were recovered through separate electric and gas riders between March 2024 and February 2025. As such, the reconciliation amounts are not included in the approved revenue increases. The 2021 reconciliation amounts are $13 million and $7 million for electric and gas, respectively, and the 2022 reconciliation amounts are $39 million and $15 million for electric and gas, respectively. In April 2024, BGE filed with the MDPSC its request for recovery of the 2023 reconciliation amounts of $79 million and $73 million for electric and gas, respectively, with supporting testimony and schedules. In December 2025, the MDPSC authorized BGE to recover $31 million and $46 million for electric and gas, respectively, beginning in February 2026 and extending through December 2027, in the reconciliation rider. In addition to the amounts approved in the reconciliation rider, the MDPSC provided for additional regulatory assets related to minor storms of $24 million (to be recovered over 5 years) and the Baltimore City conduit of $4 million. Recovery of these two regulatory assets was requested in BGE's recent MDPSC rate case filing submitted on July 2, 2026.
Pepco District of Columbia Distribution Base Rate Case Proceedings
On April 13, 2023, Pepco filed an electric base rate case with the DCPSC (amended February 27, 2024) requesting a total revenue requirement increase of $186 million and an ROE of 10.50%. The DCPSC issued an order approving the two-year cumulative multi-year plan on November 26, 2024, which included a total revenue requirement increase of $123 million with an ROE of 9.50% effective January 1, 2025 through December 31, 2026. The DCPSC awarded Pepco electric incremental revenue requirement increases of $99 million and $24 million for 2025 and 2026, respectively. Subsequent to DCPSC approval of the order, interveners appealed the order on several grounds including that the DCPSC did not hold evidentiary hearings. On March 5, 2026, the District of Columbia Court of Appeals remanded the November 26, 2024, order back to the DCPSC to hold evidentiary hearings. On May 8, 2026, the DCPSC issued an order adopting a revised procedural schedule which additionally reaffirmed that current rates should remain in effect during the remand period and refunds for previous amounts collected are not required at this time. On June 30, 2026, the Commission issued a subsequent order revising the procedural schedule to update the due date for final briefs. Pepco is preparing for the proceeding and will continue to monitor developments.
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
Transmission Formula Rates
The Utility Registrants' transmission rates are each established based on a FERC-approved formula. ComEd, BGE, Pepco, DPL, and ACE are required to file an annual update to the FERC-approved formula on or before May 15, and PECO is required to file on or before May 31, with the resulting rates effective on June 1 of the same year. The annual update for ComEd is based on prior year actual costs and current year projected capital additions (initial year revenue requirement). The annual update for PECO is based on prior year actual costs and current year projected capital additions, accumulated depreciation, and accumulated deferred income taxes. The annual update for BGE, Pepco, DPL, and ACE is based on prior year actual costs and current year projected capital additions, accumulated depreciation, depreciation and amortization expense, and accumulated deferred income taxes. The update for ComEd, PECO, BGE, Pepco, DPL, and ACE also reconciles any differences between the actual costs and actual revenues for the calendar year (annual reconciliation).
For 2026, the following increases/(decreases) were included in the Utility Registrants' electric transmission formula rate updates:

Registrant(a)	Initial Revenue Requirement Increase (Decrease)	Annual Reconciliation (Decrease) Increase	Total Revenue Requirement (Decrease) Increase(b)		Allowed Return on Rate Base(c)	Allowed ROE(d)
ComEd	$31	$(52)	$(21)		8.15%	11.50%
PECO	$20	$20	$40		7.62%	10.35%
BGE	$16	$(40)	$(30)	(e)	7.51%	10.50%
Pepco	$12	$(21)	$(9)		7.72%	10.50%
DPL	$3	$1	$4		7.53%	10.50%
ACE	$1	$16	$17		7.26%	10.50%
__________
(a)All rates are effective June 1, 2026 - May 31, 2027, subject to review by interested parties pursuant to review protocols of each Utility Registrants' tariffs.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
(d)The rate of return on common equity for each Utility Registrant includes a 50-basis-point incentive adder for being a voluntary member of an RTO. Recently passed legislation in Maryland and New Jersey requires utilities to become a member of an RTO.
(e)The decrease in BGE's transmission revenue requirement includes a $6 million reduction related to a FERC-approved dedicated facilities charge to recover the costs of providing transmission service to specifically designated load by BGE.
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
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear power generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. On October 31, 2025, the seller provided notification to ComEd and the IPA that it has reflected on its 2024 federal tax return $804 million of nuclear production tax credits associated with its

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
participating nuclear power generating facilities. These amounts will be collected from the seller through an adjustment to the CMC price to be paid by ComEd and returned to customers in 2026. As of December 31, 2025, Exelon and ComEd's Consolidated Balance Sheets reflected these amounts as a receivable from the seller with an offsetting balance within the Carbon mitigation credit regulatory liability. These adjustments had no net impact on Exelon and ComEd’s Consolidated Statements of Operations and Comprehensive Income. The seller has not provided notification to ComEd or the IPA that any subsidies or tax credits, such as nuclear production tax credits, have been monetized for 2025. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. Beginning with the June 2022 monthly billing period, ComEd began issuing credits and/or charges to its retail customers under its CMC rider, the Rider Carbon-Free Resource Adjustment (Rider CFRA). A regulatory asset or liability is recorded for the difference between ComEd's costs associated with the procurement of CMCs from participating nuclear power generating facilities and revenues received from customers. The balance of the asset as of June 30, 2026 is $150 million.

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
ComEd filed its annual energy efficiency formula rate update with the ICC on May 29, 2026. The filing establishes the revenue requirement used to set the rates that will take effect in January 2027, subject to the ICC's review and approval. The requested revenue requirement update is based on a reconciliation of the 2025 actual costs plus projected 2027 expenditures.

Initial Revenue Requirement Increase	Annual Reconciliation Decrease	Total Revenue Requirement Decrease	Requested Return on Rate Base(a)	Requested ROE
$28	$(56)	$(28)	6.62%	8.905%
__________
(a)The requested revenue requirement increase provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 6.62% inclusive of an allowed ROE of 8.905%. For the 2025 reconciliation year, the requested revenue requirement provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 7.67% inclusive of an allowed ROE of 11.0%, which includes an upward performance adjustment that increased the ROE. The performance adjustment can either increase or decrease the ROE based upon the achievement of energy efficiency savings goals.

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
Maryland Utility Relief Act (Exelon, BGE, PHI, Pepco, and DPL). On May 12, 2026, the Governor of Maryland signed into law legislation that addresses several matters pertaining to electric and gas utilities, including a moratorium on rate cases with forecasted test years until April 1, 2027. Additionally, BGE, Pepco and DPL are required to participate as a member in an RTO effective July 1, 2026, which resulted in a complaint filed on July 2, 2026 against Maryland Transmission Operators, including BGE, Pepco, and DPL, at FERC for the removal of the 50-basis-point incentive adder in the transmission formula rates. The final outcome and resolution of the complaint filing cannot be predicted and the results are not expected to be material to Exelon, BGE, PHI, Pepco, and DPL financial statements.
Delaware Regulatory Matters
Delaware Senate Bill 326 (Exelon, PHI, and DPL). On July 13, 2026, the Governor of Delaware signed into law legislation that addresses several matters pertaining to public utility companies. As part of the law, DPL’s non-mandatory capital spend eligible to be recovered in rates will be limited to $70 million in each of the years ended 2026 and 2027 unless the spend falls within an exception or the commission orders otherwise. Further, beginning in 2028, DPL’s non-mandatory capital spend eligible to be recovered in rates shall not exceed 5% of DPL’s rate base approved in its most recent base rate case. The legislation also modifies the timing of interim rate recovery in base rate case proceedings. If the DEPSC has not issued a decision within 7 months of a filing, DPL may implement 50% of the proposed rate increase, subject to refund. If no decision has been issued after 12 months, DPL may implement 75% of the proposed increase, also subject to refund. DPL is continuing to evaluate the overall potential impacts of the legislation and will continue to monitor related regulatory developments.
New Jersey Regulatory Matters
New Jersey Repeal RTO Adder Bill (Exelon, PHI, and ACE). On July 7, 2026, the Governor of New Jersey signed into law legislation that addresses several matters pertaining to electric utility companies. As part of the legislation ACE is required to participate as a member in an RTO effective January 1, 2027, which could result in a complaint filed for the removal of the 50-basis-point incentive adder in the transmission formula rates.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Other Federal Regulatory Matters
PJM Cost Allocation Methodology (All Registrants). On March 6, 2026, FERC issued an order requiring the removal of the de minimis threshold exemption in the calculation of the cost responsibility of certain transmission reliability upgrade costs allocated to the rate zones of PJM Transmission Owners, including the Utility Registrants. FERC further ordered PJM to recalculate historical cost allocations for the period beginning June 18, 2015, and to pass through additional charges or payments to PJM customers, including Utility Registrants, as applicable, with interest within 90 days. On April 29, 2026, the time for those calculations was extended until further order from FERC. The Utility Registrants expect to recover any incremental charges incurred or reimburse any payments received through prospective electric customer rates. On April 6, 2026, a number of parties filed requests for rehearing or clarification, which were denied by operation of law on May 7, 2026. On May 12, 2026, PJM Transmission Owners, including Exelon, on behalf of the Utility Registrants, filed a petition for review at the United States Court of Appeals for the D.C. Circuit.
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
ComEd. Regulatory assets increased $223 million primarily due to an increase of $150 million in the Carbon mitigation credit regulatory asset. Regulatory liabilities decreased $72 million primarily due to a decrease of $670 million in the Carbon mitigation credit regulatory liability, partially offset by an increase of $325 million in the Decommissioning the Regulatory Agreement Units regulatory liability.
PECO. Regulatory assets increased $151 million primarily due to an increase of $102 million in the Deferred income taxes regulatory asset. Regulatory liabilities increased $189 million primarily due to an increase of $200 million in the Decommissioning the Regulatory Agreement Units.
BGE. Regulatory assets decreased $104 million primarily due to a decrease of $52 million in the Electric energy and natural gas costs regulatory asset and a decrease of $47 million in the Energy efficiency and demand response programs regulatory asset. Regulatory liabilities decreased $33 million primarily due to a decrease of $36 million in the Deferred income taxes regulatory liability.
Pepco. Regulatory assets decreased $34 million primarily due to a decrease of $34 million in the Energy efficiency and demand response programs regulatory asset. Regulatory liabilities increased $12 million primarily due to an increase of $23 million in the Removal costs regulatory liability, partially offset by a decrease of $17 million in the Deferred income taxes regulatory liability.
DPL. Regulatory assets increased $11 million primarily due to an increase of $12 million in the Electric energy and natural gas costs regulatory asset and an increase of $10 million in the Removal costs regulatory asset, partially offset by a decrease of $17 million in the Energy efficiency and demand response programs regulatory asset.
ACE. Regulatory assets increased $11 million primarily due to an increase of $34 million in the Energy efficiency and demand response programs regulatory asset and an increase of $23 million in the Deferred storm costs regulatory asset, partially offset by a decrease of $38 million in the Under-recovered revenue decoupling regulatory asset. Regulatory liabilities increased $46 million primarily due to an increase of $34 million in the Zero emissions credit regulatory liability and an increase of $25 million in the Electric energy and natural gas costs regulatory liability, partially offset by a decrease of $10 million in the Transmission formula rate annual reconciliations regulatory liability.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at June 30, 2026 and December 31, 2025.

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(d)	ACE(e)
June 30, 2026	$72	$10	$34	$28	$12	$—	$16
December 31, 2025	98	12	47	39	22	1	16
__________
(a)For the six months ended June 30, 2026, reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution rate, distributed generation, and energy efficiency regulatory assets. For the year ended December 31, 2025, reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution rates and distributed generation regulatory assets.
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
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three and six months ended June 30, 2026 and 2025. At June 30, 2026 and December 31, 2025, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers

	Exelon(a)	PHI(a)	Pepco(a)	DPL(a)	ACE
Balance at December 31, 2025	$119	$119	$95	$12	$12
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2026	$118	$118	$94	$12	$12
Revenues recognized	(1)	(1)	(1)	—	—
Balance at June 30, 2026	$117	$117	$93	$12	$12

	Exelon(a)	PHI(a)	Pepco(a)	DPL(a)	ACE
Balance at December 31, 2024	$127	$127	$101	$13	$13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2025	$126	$126	$100	$13	$13
Revenues recognized	(3)	(3)	(2)	(1)	—
Balance at June 30, 2025	$123	$123	$98	$12	$13
__________
(a)Revenues recognized in the three and six months ended June 30, 2026 and 2025, were included in the contract liabilities at December 31, 2025 and 2024, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2026. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure. This disclosure also excludes transmission service agreements as the total consideration is not fixed and determinable at contract inception.

Year	Exelon	PHI	Pepco	DPL	ACE
2026	$3	$3	$3	$—	$—
2027	6	6	5	1	—
2028	6	6	5	—	1
2029	7	7	6	1	—
2030 and thereafter	95	95	74	10	11
Total	$117	$117	$93	$12	$12
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and six months ended June 30, 2026 and 2025 is as follows:
Three Months Ended June 30, 2026 and 2025

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2026
Electric revenues	$1,985	$941	$1,050	$1,670	$—	$(7)	$5,639
Natural gas revenues	—	121	168	40	—	(1)	328
Shared service and other revenues	—	—	—	2	471	(473)	—
Total operating revenues	$1,985	$1,062	$1,218	$1,712	$471	$(481)	$5,967
2025
Electric revenues	$1,836	$880	$849	$1,544	$—	$(13)	$5,096
Natural gas revenues	—	120	180	33	—	(2)	331
Shared service and other revenues	—	—	—	2	468	(470)	—
Total operating revenues	$1,836	$1,000	$1,029	$1,579	$468	$(485)	$5,427
Less:
Purchased power
2026	$579	$352	$522	$679	$—	$—	$2,132
2025	550	304	367	590	—	—	1,811
Purchased fuel
2026	$—	$37	$23	$19	$—	$—	$79
2025	—	35	39	11	—	—	85
Operating and maintenance
2026	$339	$232	$222	$337	$430	$(174)	$1,386
2025	322	242	201	291	477	(212)	1,321
Operating and maintenance from affiliates
2026	$110	$68	$71	$58	$11	$(318)	$—
2025	100	63	63	49	10	(285)	—
Depreciation and amortization
2026	$416	$125	$166	$245	$16	$—	$968

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025	387	112	154	233	16	—	902
Taxes other than income taxes
2026	$107	$62	$96	$145	$13	$—	$423
2025	97	54	85	136	11	—	383
(Gain) on sale of assets
2026	$—	$—	$—	$—	$—	$—	$—
2025	—	—	—	(2)	—	—	(2)
Interest expense, net(c)
2026	$140	$70	$68	$107	$183	$—	$568
2025	128	57	61	102	176	—	524
Interest expense to affiliates, net(c)
2026	$3	$2	$—	$1	$—	$—	$6
2025	3	3	—	1	—	—	7
Other, net
2026	$(41)	$(13)	$(22)	$(20)	$(5)	$11	$(90)
2025	(31)	(10)	(11)	(17)	(8)	12	(65)
Income Taxes
2026	$83	$8	$17	$32	$(41)	$—	$99
2025	52	4	15	42	(43)	—	70
Net income (loss) attributable to common shareholders
2026	$249	$119	$55	$109	$(136)	$—	$396
2025	228	136	55	143	(171)	—	391
Supplemental segment information
Intersegment revenues(d)
2026	$2	$3	$3	$2	$469	$(479)	$—
2025	10	3	2	2	466	(483)	—
Capital Expenditures
2026	$786	$495	$385	$504	$30	$—	$2,200
2025	599	408	398	595	13	—	2,013
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
(d)See Note 15 — Related Party Transactions for additional information on intersegment revenues.

PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2026
Electric revenues	$859	$414	$401	$—	$(4)	$1,670
Natural gas revenues	—	40	—	—	—	40
Shared service and other revenues	—	—	—	120	(118)	2
Total operating revenues	$859	$454	$401	$120	$(122)	$1,712
2025
Electric revenues	$776	$388	$384	$—	$(4)	$1,544
Natural gas revenues	—	33	—	—	—	33
Shared service and other revenues	—	—	—	111	(109)	2

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Total operating revenues	$776	$421	$384	$111	$(113)	$1,579
Less:
Purchased power
2026	$316	$176	$187	$—	$—	$679
2025	256	161	173	—	—	590
Purchased fuel
2026	$—	$19	$—	$—	$—	$19
2025	—	11	—	—	—	11
Operating and maintenance
2026	$118	$62	$55	$102	$—	$337
2025	91	50	55	95	—	291
Operating and maintenance from affiliates
2026	$72	$50	$44	$14	$(122)	$58
2025	64	45	40	13	(113)	49
Depreciation and amortization
2026	$114	$67	$63	$1	$—	$245
2025	107	63	62	1	—	233
Taxes other than income taxes
2026	$113	$24	$3	$5	$—	$145
2025	109	20	3	4	—	136
(Gain) on sale of assets
2026	$—	$—	$—	$—	$—	$—
2025	(2)	—	—	—	—	(2)
Interest expense, net(c)
2026	$56	$26	$22	$3	$—	$107
2025	54	25	20	3	—	102
Interest expense to affiliates, net(c)
2026	$—	$—	$—	$1	$—	$1
2025	—	—	—	1	—	1
Other, net
2026	$(12)	$(4)	$(3)	$(1)	$—	$(20)
2025	(9)	(4)	(2)	(2)	—	(17)
Income Taxes
2026	$17	$8	$8	$(1)	$—	$32
2025	22	11	9	—	—	42
Net income (loss) attributable to common shareholders
2026	$65	$26	$22	$(4)	$—	$109
2025	84	39	24	(4)	—	143
Supplemental segment information
Intersegment revenues(d)
2026	$1	$2	$1	$119	$(121)	$2
2025	1	2	—	111	(112)	2
Capital Expenditures
2026	$232	$153	$118	$1	$—	$504

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025	229	121	91	154	—	595
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

	Three Months Ended June 30, 2026
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$1,101	$601	$641	$867	$396	$230	$241
Small commercial & industrial	527	157	108	180	49	66	65
Large commercial & industrial	131	85	161	397	321	33	43
Public authorities & electric railroads	12	9	8	20	11	4	5
Other(a)	255	77	121	228	94	78	58
Total electric revenues(b)	$2,026	$929	$1,039	$1,692	$871	$411	$412
Natural gas revenues
Residential	$—	$84	$93	$18	$—	$18	$—
Small commercial & industrial	—	29	17	9	—	9	—
Large commercial & industrial	—	—	48	1	—	1	—
Transportation	—	6	—	4	—	4	—
Other(c)	—	1	7	8	—	8	—
Total natural gas revenues(d)	$—	$120	$165	$40	$—	$40	$—
Total revenues from contracts with customers	$2,026	$1,049	$1,204	$1,732	$871	$451	$412
Other revenues
Revenues from alternative revenue programs	$(55)	$5	$5	$(24)	$(15)	$2	$(11)
Other electric revenues(e)	14	7	7	4	3	1	—
Other natural gas revenues(e)	—	1	2	—	—	—	—
Total other revenues	$(41)	$13	$14	$(20)	$(12)	$3	$(11)
Total revenues for reportable segments	$1,985	$1,062	$1,218	$1,712	$859	$454	$401

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
•$2 million, $10 million at ComEd
•$2 million, $3 million at PECO
•$2 million, $1 million at BGE
•$2 million, $2 million at PHI
•$1 million, $1 million at Pepco
•$2 million, $2 million at DPL
•$1 million, less than $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2026 and 2025 respectively of:
•$1 million, less than $1 million at PECO
•$1 million, $1 million at BGE
(e)Includes late payment charge revenues

Six Months Ended June 30, 2026 and 2025

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2026
Electric revenues	$3,898	$2,023	$2,295	$3,580	$—	$(23)	$11,773
Natural gas revenues	—	531	751	157	—	(3)	1,436
Shared service and other revenues	—	—	—	5	959	(964)	—
Total operating revenues	$3,898	$2,554	$3,046	$3,742	$959	$(990)	$13,209

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025
Electric revenues	$3,901	$1,836	$1,861	$3,232	$—	$(26)	$10,804
Natural gas revenues	—	497	722	120	—	(2)	1,337
Shared service and other revenues	—	—	—	5	934	(939)	—
Total operating revenues	$3,901	$2,333	$2,583	$3,357	$934	$(967)	$12,141
Less:
Purchased power
2026	$1,031	$803	$1,152	$1,529	$—	$—	$4,515
2025	1,239	665	818	1,273	—	—	3,995
Purchased fuel
2026	$—	$198	$201	$73	$—	$—	$472
2025	—	176	198	49	—	—	423
Operating and maintenance
2026	$674	$502	$481	$702	$878	$(385)	$2,852
2025	645	507	443	586	904	(417)	2,668
Operating and maintenance from affiliates
2026	$212	$134	$138	$118	$23	$(625)	$—
2025	200	124	125	103	22	(574)	—
Depreciation and amortization
2026	$820	$247	$334	$491	$28	$—	$1,920

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025	767	221	318	467	32	—	1,805
Taxes other than income taxes
2026	$212	$131	$200	$296	$27	$—	$866
2025	196	115	181	276	20	—	788
(Gain) on sale of assets
2026	$—	$—	$—	$—	$—	$—	$—
2025	—	—	—	(1)	—	—	(1)
Interest expense, net(c)
2026	$272	$139	$129	$213	$363	$—	$1,116
2025	253	117	120	201	337	—	1,028
Interest expense to affiliates, net(c)
2026	$7	$5	$—	$2	$—	$(2)	$12
2025	7	7	—	2	—	(4)	12
Other, net
2026	$(73)	$(25)	$(38)	$(39)	$(6)	$22	$(159)
2025	(53)	(18)	(20)	(35)	(19)	28	(117)
Income taxes
2026	$184	$23	$96	$79	$(82)	$—	$300
2025	117	17	85	99	(78)	—	240
Net income (loss) attributable to common shareholders
2026	$559	$397	$353	$278	$(272)	$—	$1,315
2025	530	402	315	337	(284)	—	1,300
Supplemental segment information
Intersegment revenues(d)
2026	$13	$7	$5	$5	$954	$(984)	$—
2025	17	6	4	5	929	(961)	—
Capital expenditures
2026	$1,671	$964	$822	$1,062	$39	$—	$4,558
2025	1,189	832	804	1,108	26	—	3,959
Total assets
June 30, 2026	$49,947	$20,495	$18,173	$30,008	$6,086	$(4,204)	$120,505
December 31, 2025	48,285	19,362	17,184	29,715	6,170	(4,146)	116,570
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
(d)See Note 15 — Related Party Transactions for additional information on intersegment revenues.
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2026
Electric revenues	$1,849	$919	$822	$—	$(10)	$3,580
Natural gas revenues	—	157	—	—	—	157

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Shared service and other revenues	—	—	—	229	(224)	5
Total operating revenues	$1,849	$1,076	$822	$229	$(234)	$3,742
2025
Electric revenues	$1,635	$849	$757	$—	$(9)	$3,232
Natural gas revenues	—	120	—	—	—	120
Shared service and other revenues	—	—	—	217	(212)	5
Total operating revenues	$1,635	$969	$757	$217	$(221)	$3,357
Less:
Purchased power
2026	$727	$410	$392	$—	$—	$1,529
2025	574	370	329	—	—	1,273
Purchased fuel
2026	$—	$73	$—	$—	$—	$73
2025	—	49	—	—	—	49
Operating and maintenance
2026	$270	$134	$105	$193	$—	$702
2025	187	110	106	183	—	586
Operating and maintenance from affiliates
2026	$139	$97	$87	$29	$(234)	$118
2025	126	91	79	28	(221)	103
Depreciation and amortization
2026	$228	$133	$128	$2	$—	$491
2025	212	126	127	2	—	467
Taxes other than income taxes
2026	$231	$50	$5	$10	$—	$296
2025	222	41	5	8	—	276
(Gain) on sale of assets
2026	$—	$—	$—	$—	$—	$—
2025	(1)	—	—	—	—	(1)
Interest expense, net(c)
2026	$111	$53	$44	$5	$—	$213
2025	106	50	41	4	—	201
Interest expense to affiliates, net(c)
2026	$—	$—	$—	$2	$—	$2
2025	—	—	—	2	—	2
Other, net
2026	$(23)	$(8)	$(5)	$(3)	$—	$(39)
2025	(20)	(8)	(6)	(1)	—	(35)
Income taxes
2026	$33	$31	$17	$(2)	$—	$79
2025	48	32	20	(1)	—	99
Net income (loss) attributable to common shareholders
2026	$133	$103	$49	$(7)	$—	$278
2025	181	108	56	(8)	—	337
Supplemental segment information
Intersegment revenues(d)
2026	$4	$4	$2	$229	$(234)	$5
2025	4	4	1	217	(221)	5

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Capital expenditures
2026	$517	$300	$240	$5	$—	$1,062
2025	469	277	196	166	—	1,108
Total assets
June 30, 2026	$12,951	$6,824	$5,795	$4,586	$(148)	$30,008
December 31, 2025	12,728	6,789	5,632	4,602	(36)	29,715
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

	Six Months Ended June 30, 2026
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$2,126	$1,326	$1,459	$1,960	$902	$559	$499
Small commercial & industrial	1,011	329	238	373	103	137	133
Large commercial & industrial	251	172	342	793	642	64	87
Public authorities & electric railroads	23	17	17	40	21	9	10
Other(a)	504	154	237	458	188	153	122
Total electric revenues(b)	$3,915	$1,998	$2,293	$3,624	$1,856	$922	$851
Natural gas revenues
Residential	$—	$369	$494	$92	$—	$92	$—
Small commercial & industrial	—	125	80	38	—	38	—
Large commercial & industrial	—	—	141	5	—	5	—
Transportation	—	26	—	10	—	10	—
Other(c)	—	9	38	12	—	12	—
Total natural gas revenues(d)	$—	$529	$753	$157	$—	$157	$—
Total revenues from contracts with customers	$3,915	$2,527	$3,046	$3,781	$1,856	$1,079	$851
Other revenues
Revenues from alternative revenue programs	$(46)	$10	$(18)	$(48)	$(14)	$(5)	$(29)
Other electric revenues(e)	29	15	13	9	7	2	—
Other natural gas revenues(e)	—	2	5	—	—	—	—
Total other revenues	$(17)	$27	$—	$(39)	$(7)	$(3)	$(29)
Total revenues for reportable segments	$3,898	$2,554	$3,046	$3,742	$1,849	$1,076	$822

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
(b)Includes operating revenues from affiliates in 2026 and 2025 respectively of:
•$13 million, $17 million at ComEd
•$6 million, $5 million at PECO
•$4 million, $3 million at BGE
•$5 million, $5 million at PHI
•$4 million, $4 million at Pepco
•$4 million, $4 million at DPL
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
5. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended June 30, 2026
	Exelon	ComEd(b)	PECO(b)(c)	BGE(d)	PHI	Pepco	DPL	ACE
Balance at March 31, 2026	$522	$130	$160	$101	$131	$76	$24	$31
Plus: Current period provision (benefit) for expected credit losses	46	(6)	(1)	45	8	8	(1)	1
Less: Write-offs, net of recoveries(a)	60	22	17	10	11	7	2	2
Balance at June 30, 2026	$508	$102	$142	$136	$128	$77	$21	$30

	Three Months Ended June 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2025	$486	$125	$160	$72	$129	$69	$23	$37
Plus: Current period provision (benefit) for expected credit losses	9	(4)	5	3	5	7	—	(2)
Less: Write-offs, net of recoveries	30	(1)	11	9	11	7	2	2
Balance at June 30, 2025	$465	$122	$154	$66	$123	$69	$21	$33
_________
(a)Recoveries were not material to the Registrants.
(b)For ComEd and PECO, the increase in write-offs, net of recoveries when comparing to three months ended June 30, 2025, is primarily the result of increased disconnection activities.
(c)For PECO, the decrease in current period provision for expected credit losses when comparing to three months ended June 30, 2025, is primarily the result of decreased receivable balances.
(d)For BGE, the increase in current period provision for expected credit losses when comparing to three months ended June 30, 2025, is primarily the result of increased receivable balances.

	Six Months Ended June 30, 2026
	Exelon	ComEd(b)	PECO(b)(c)	BGE(d)	PHI	Pepco	DPL(e)	ACE(f)
Balance at December 31, 2025	$435	$115	$137	$68	$115	$69	$19	$27
Plus: Current period provision for expected credit losses	192	26	37	88	41	25	7	9
Less: Write-offs, net of recoveries(a)	119	39	32	20	28	17	5	6
Balance at June 30, 2026	$508	$102	$142	$136	$128	$77	$21	$30

	Six Months Ended June 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$406	$109	$133	$56	$108	$59	$17	$32
Plus: Current period provision for expected credit losses	142	29	46	26	41	24	10	7
Less: Write-offs, net of recoveries	83	16	25	16	26	14	6	6
Balance at June 30, 2025	$465	$122	$154	$66	$123	$69	$21	$33
_________
(a)Recoveries were not material to the Registrants.
(b)For ComEd and PECO, the increase in write-offs, net of recoveries when comparing to six months ended June 30, 2025, is primarily the result of increased disconnection activities.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
(c)For PECO, the decrease in current provision for expected credit losses when comparing to six months ended June 30, 2025, is primarily the result of decreased receivable balances.
(d)For BGE, the increase in current provision for expected credit losses when comparing to six months ended June 30, 2025, is primarily the result of increased receivable balances.
(e)For DPL, the decrease in current provision for expected credit losses when comparing to six months ended June 30, 2025, is primarily the result of favorable customer behavior.
(f)For ACE, the increase in current provision for expected credit losses when comparing to six months ended June 30, 2025, is primarily the result of increased aging of receivables.
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended June 30, 2026
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE(b)
Balance at March 31, 2026	$102	$27	$22	$4	$49	$26	$11	$12
Plus: Current period provision (benefit) for expected credit losses	1	—	(2)	1	2	(1)	1	2
Less: Write-offs, net of recoveries(a)	9	2	2	2	3	—	1	2
Balance at June 30, 2026	$94	$25	$18	$3	$48	$25	$11	$12

	Three Months Ended June 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at March 31, 2025	$113	$34	$22	$6	$51	$27	$9	$15
Plus: Current period (benefit) provision for expected credit losses	(7)	(3)	(2)	(3)	1	1	—	—
Less: Write-offs, net of recoveries	(1)	—	1	(2)	—	—	—	—
Balance at June 30, 2025	$107	$31	$19	$5	$52	$28	$9	$15
_________
(a)Recoveries were not material to the Registrants.
(b)For ACE, the increase in current provision for expected credit losses when comparing to three months ended June 30, 2025, is primarily the result of increased aging of receivables.

	Six Months Ended June 30, 2026
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL(b)	ACE
Balance at December 31, 2025	$94	$23	$18	$4	$49	$26	$10	$13
Plus: Current period provision for expected credit losses	18	8	4	2	4	—	2	2
Less: Write-offs, net of recoveries(a)	18	6	4	3	5	1	1	3
Balance at June 30, 2026	$94	$25	$18	$3	$48	$25	$11	$12

	Six Months Ended June 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$107	$34	$18	$6	$49	$27	$9	$13
Plus: Current period provision (benefit) for expected credit losses	8	(1)	7	(2)	4	1	—	3
Less: Write-offs, net of recoveries	8	2	6	(1)	1	—	—	1
Balance at June 30, 2025	$107	$31	$19	$5	$52	$28	$9	$15
_________
(a)Recoveries were not material to the Registrants.
(b)For DPL, the increase in current provision for expected credit losses when comparing to six months ended June 30, 2025, is primarily due to changes in risk profile.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2026	$1,073	$367	$211	$206	$289	$147	$67	$75
December 31, 2025	1,231	301	278	325	327	155	100	72
__________
(a)Unbilled customer revenues are classified in Customer accounts receivable, net in the Registrants' Consolidated Balance Sheets.
Other Purchases of Customer and Other Accounts Receivables
For the six months ended June 30, 2026 and 2025, the Utility Registrants were required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, Delaware, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participated in the utilities' consolidated billing. The following table presents the total receivables purchased.

	Total receivables purchased
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six months ended June 30, 2026	$2,333	$571	$707	$325	$730	$472	$132	$126
Six months ended June 30, 2025	2,054	464	598	375	617	383	126	108
6. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended June 30, 2026(a)(b)
	Exelon		ComEd		PECO(c)		BGE
U.S. Federal statutory rate	$104	21.0%	$70	21.0%	$26	21.0%	$15	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	31	6.3	25	7.5	(1)	(0.8)	4	5.6
Tax credits	(2)	(0.4)	(2)	(0.6)	—	—	—	—
Change in Unrecognized Tax Benefits	—	—	—	—	—	—	—	—
Nontaxable or nondeductible items	5	0.9	—	—	1	0.3	1	1.2
Other Adjustments
Plant Basis differences	(22)	(4.4)	(4)	(1.2)	(16)	(12.6)	—	—
Excess deferred tax	(17)	(3.4)	(6)	(1.7)	(2)	(1.6)	(3)	(4.2)
Amortization of ITC, net deferred taxes	—	—	—	—	—	—	—	—
Effective Tax Rate	$99	20.0%	$83	25.0%	$8	6.3%	$17	23.6%

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes

	Three Months Ended June 30, 2026(a)(b)
	PHI		PEPCO		DPL		ACE
U.S. Federal statutory rate	$30	21.0%	$17	21.0%	$7	21.0%	$6	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	9	6.4	5	6.1	3	8.8	2	5.7
Tax credits	—	—	—	—	—	—	—	—
Change in Unrecognized Tax Benefits	—	—	—	—	—	—	—	—
Nontaxable or nondeductible items	1	1.0	—	—	—	—	—	—
Other Adjustments
Plant Basis differences	(1)	(0.7)	(1)	(1.2)	—	—	—	—
Excess deferred tax	(7)	(5.0)	(4)	(5.2)	(2)	(6.3)	—	—
Amortization of ITC, net deferred taxes	—	—	—	—	—	—	—	—
Effective Tax Rate	$32	22.7%	$17	20.7%	$8	23.5%	$8	26.7%

	Three Months Ended June 30, 2025(a)(b)
	Exelon		ComEd(d)		PECO(c)		BGE
U.S. Federal statutory rate	$96	21.0%	$59	21.0%	$29	21.0%	$15	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	28	6.1	21	7.6	(2)	(1.4)	4	5.9
Tax credits	(2)	(0.4)	(2)	(0.7)	—	—	(1)	(1.4)
Nontaxable or nondeductible items	1	0.2	(1)	(0.4)	1	0.7	—	—
Other Adjustments
Plant Basis differences	(24)	(5.2)	(2)	(0.7)	(22)	(16.0)	(1)	(1.4)
Excess deferred tax	(29)	(6.4)	(23)	(8.2)	(2)	(1.4)	(2)	(2.7)
Amortization of ITC, net deferred taxes	—	(0.1)	—	—	—	—	—	—
Effective Tax Rate	$70	15.2%	$52	18.6%	$4	2.9%	$15	21.4%

	Three Months Ended June 30, 2025(a)(b)
	PHI		PEPCO		DPL		ACE
U.S. Federal statutory rate	$39	21.0%	$22	21.0%	$10	21.0%	$7	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	13	7.0	6	5.7	3	5.0	2	6.3
Tax credits	(1)	(0.5)	—	—	—	—	—	—
Nontaxable or nondeductible items	—	—	—	—	—	—	—	—
Other Adjustments
Plant Basis differences	(1)	(0.5)	(1)	(0.9)	—	—	—	—
Excess deferred tax	(8)	(4.3)	(5)	(5.0)	(2)	(4.0)	—	—
Amortization of ITC, net deferred taxes	—	—	—	—	—	—	—	—
Effective Tax Rate	$42	22.7%	$22	20.8%	$11	22.0%	$9	27.3%
__________
(a)Positive amounts and percentages represent income tax expense. Negative amounts and percentages represent income tax benefit.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes

	Six Months Ended June 30, 2026(a)(b)
	Exelon		ComEd		PECO(c)		BGE
U.S. Federal statutory rate	$339	21.0%	$156	21.0%	$88	21.0%	$94	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	95	5.9	55	7.4	(4)	(1.0)	27	6.0
Tax credits	(5)	(0.3)	(3)	(0.4)	—	—	(1)	(0.2)
Change in Unrecognized Tax Benefits	(17)	(1.1)	(2)	(0.3)	—	—	(1)	(0.2)
Nontaxable or nondeductible items	16	1.0	1	0.2	1	0.3	1	0.2
Other Adjustments
Plant Basis differences	(75)	(4.6)	(9)	(1.2)	(55)	(13.1)	(8)	(1.8)
Excess deferred tax	(52)	(3.2)	(14)	(1.9)	(7)	(1.7)	(16)	(3.6)
Amortization of ITC, net deferred taxes	(1)	(0.1)	—	—	—	—	—	—
Effective Tax Rate	$300	18.6%	$184	24.8%	$23	5.5%	$96	21.4%

	Six Months Ended June 30, 2026(a)(b)
	PHI		PEPCO		DPL		ACE
U.S. Federal statutory rate	$75	21.0%	$35	21.0%	$28	21.0%	$14	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	23	6.4	10	6.0	9	6.7	5	7.6
Tax credits	(1)	(0.3)	—	—	—	—	—	—
Change in Unrecognized Tax Benefits	—	—	—	—	—	—	—	—
Nontaxable or nondeductible items	1	0.3	—	—	—	—	—	—
Other Adjustments
Plant Basis differences	(3)	(0.8)	(2)	(1.2)	(1)	(0.8)	—	—
Excess deferred tax	(16)	(4.5)	(10)	(5.9)	(5)	(3.8)	(2)	(2.8)
Amortization of ITC, net deferred taxes	—	—	—	—	—	—	—	—
Effective Tax Rate	$79	22.1%	$33	19.9%	$31	23.1%	$17	25.8%

	Six Months Ended June 30, 2025(a)(b)
	Exelon		ComEd(d)		PECO(c)		BGE
U.S. Federal statutory rate	$323	21.0%	$136	21.0%	$88	21.0%	$84	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	85	5.5	49	7.6	(12)	(2.9)	25	6.3
Tax credits	(7)	(0.5)	(4)	(0.6)	—	—	(2)	(0.5)
Nontaxable or nondeductible items	5	0.4	—	—	1	0.3	—	—
Other Adjustments
Plant Basis differences	(66)	(4.3)	(6)	(0.9)	(54)	(12.9)	(6)	(1.5)
Excess deferred tax	(99)	(6.4)	(58)	(9.0)	(6)	(1.4)	(16)	(4.0)
Amortization of ITC, net deferred taxes	(1)	(0.1)	—	—	—	—	—	—
Effective Tax Rate	$240	15.6%	$117	18.1%	$17	4.1%	$85	21.3%

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Income Taxes

	Six Months Ended June 30, 2025(a)(b)
	PHI		PEPCO		DPL		ACE
U.S. Federal statutory rate	$92	21.0%	$48	21.0%	$29	21.0%	$16	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	29	6.7	14	6.1	9	6.3	5	6.6
Tax credits	(2)	(0.5)	(1)	(0.4)	—	—	—	—
Nontaxable or nondeductible items	1	0.3	1	0.4	—	—	—	—
Other Adjustments
Plant Basis differences	(3)	(0.7)	(2)	(0.9)	(1)	(0.7)	—	—
Excess deferred tax	(18)	(4.1)	(12)	(5.2)	(5)	(3.7)	(1)	(1.3)
Amortization of ITC, net deferred taxes	—	—	—	—	—	—	—	—
Effective Tax Rate	$99	22.7%	$48	21.0%	$32	22.9%	$20	26.3%
__________
(a)Positive amounts and percentages represent income tax expense. Negative amounts and percentages represent income tax benefit.
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

Unrecognized Tax Benefits
Exelon, PHI and DPL have the following unrecognized tax benefits at June 30, 2026 and December 31, 2025. ComEd's, PECO's, BGE's, Pepco's, and ACE's amounts are not material.

	Exelon(a)	PHI	DPL
June 30, 2026	$87	$52	$16
December 31, 2025	100	48	12
__________
(a)At June 30, 2026 and December 31, 2025, Exelon's unrecognized tax benefits is inclusive of $20 million and $31 million , respectively, related to Constellation's share of unrecognized tax benefits for periods prior to the separation. Exelon reflected an offsetting receivable of $20 million and $31 million in Other deferred debits and other assets in the Consolidated Balance Sheet for these amounts.

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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the Exelon tax sharing agreement when Constellation was included in Exelon's consolidated group. At June 30, 2026, there is no balance due to or from Constellation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the Exelon tax sharing agreement when Constellation was included in Exelon's consolidated group. At June 30, 2026, there is no balance due to or from Constellation.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-separation tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA provides that Exelon will reimburse Constellation when those allocated tax attribute carryforwards are utilized. In Q1 2026, Exelon received $235 million of payments from Constellation as reimbursement for a reduction in previously utilized pre-separation tax credit carryforwards due to the filing of amended federal tax returns. In Q2 2026, Exelon remitted $53 million of payments to Constellation for the utilization of pre-separation tax credit carryforwards. At June 30, 2026, Exelon recorded a payable of $99 million and $279 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
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
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and six months ended June 30, 2026 and 2025.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Retirement Benefits

	Pension Benefits		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$40	$39	$7	$6
Interest cost	142	147	25	25
Expected return on assets	(176)	(178)	(21)	(21)
Amortization of:
Prior service credit	—	—	(2)	(2)
Actuarial loss (gain)	50	53	(1)	(1)
Net periodic benefit cost	$56	$61	$8	$7

	Pension Benefits		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$80	$77	$14	$12
Interest cost	285	293	50	50
Expected return on assets	(352)	(356)	(43)	(42)
Amortization of:
Prior service cost (credit)	1	1	(4)	(4)
Actuarial loss (gain)	100	106	(1)	(1)
Net periodic benefit cost	$114	$121	$16	$15
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Retirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and OPEB Costs	2026	2025	2026	2025
Exelon	$64	$68	$129	$136
ComEd	27	21	54	42
PECO	4	1	8	3
BGE	7	14	14	30
PHI	21	24	41	49
Pepco	7	10	14	18
DPL	3	4	7	8
ACE	3	3	5	6
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plan Employer Contributions	2026	2025	2026	2025
Exelon	$32	$30	$64	$56
ComEd	13	12	24	22
PECO	5	4	9	8
BGE	3	3	6	6
PHI	7	5	12	10
Pepco	2	2	3	3
DPL	1	1	2	2
ACE	1	—	2	1
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
__________
(a)See Note 2 — Regulatory Matters of the 2025 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material at June 30, 2026 and December 31, 2025.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. A hypothetical 50 basis point change in the interest rates associated with Exelon's interest rate swaps as of June 30, 2026 would result in an immaterial impact to Exelon's Consolidated Net income.
Below is a summary of the interest rate hedge balances at June 30, 2026 and December 31, 2025.

	Derivatives Designated as Hedging Instruments
	June 30, 2026	December 31, 2025
Other current assets	$—	$3
Other deferred debits (noncurrent assets)	3	—
Total derivative assets	3	3
Mark-to-market derivative liabilities (current liabilities)	—	(4)
Mark-to-market derivative liabilities (noncurrent liabilities)	—	—
Total mark-to-market derivative liabilities	—	(4)
Total mark-to-market derivative net assets (liabilities)	$3	$(1)

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings. The gains and losses reclassified out of AOCI for the three and six months ended June 30, 2026 and 2025 are immaterial.
In February 2026, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $550 million upon issuance of $775 million of debt. See Note 9 – Debt and Credit Agreements for additional information on the debt issuance. The settlements resulted in a net cash payment of $6 million. The accumulated AOCI loss of $4 million (net of tax) is being amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the 5-year and 10-year terms of the swaps. During the second quarter of 2026, Exelon Corporate entered into $30 million notional of 10-year maturity floating-to-fixed swaps designated as cash flow hedges. The following table provides the notional amounts outstanding held by Exelon at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
5-year maturity floating-to-fixed swaps	$60	$335
10-year maturity floating-to-fixed swaps	150	365
Total	$210	$700
The related AOCI derivative gain for the three and six months ended June 30, 2026 was $1 million and $2 million (net of tax), respectively. The related AOCI derivative loss for the three and six months ended June 30, 2025 was $4 million and $13 million (net of tax), respectively. See Note 13 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
Credit Risk (All Registrants)
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties remained relatively consistent as of June 30, 2026. Cash collateral held by ComEd, PECO, BGE, Pepco, DPL, and ACE must be deposited in an unaffiliated major U.S. commercial bank or foreign bank with a U.S. branch office that meets certain qualifications. The following table reflects the Registrants' cash collateral held from external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Exelon	$244	$223
ComEd	221	192
PECO	6	6
BGE	2	4
PHI	15	21
Pepco	13	13
DPL	2	3
ACE(a)	—	5
__________
(a)ACE had less than one million in cash collateral with external parties at June 30, 2026.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Derivative Financial Instruments
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO's, BGE's, and DPL's credit rating. As of June 30, 2026, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of June 30, 2026, they could have been required to post collateral to their counterparties of $26 million, $16 million, and $13 million, respectively.
9. Debt and Credit Agreements (All Registrants)
Short-Term Borrowings
Exelon Corporate, ComEd, and BGE meet their short-term liquidity needs primarily through commercial paper issuances. PECO also utilizes commercial paper, supplemented by borrowings from the Exelon intercompany money pool. Pepco, DPL, and ACE similarly rely on commercial paper, along with borrowings from the PHI intercompany money pool. PHI Corporate meets its short-term liquidity needs through borrowings from the Exelon intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at June 30, 2026 and December 31, 2025.

	Outstanding Commercial Paper at		Average Interest Rate on Commercial Paper Borrowings at
Commercial Paper Issuer	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Exelon(a)	$743	$612	3.88%	3.94%
ComEd	$—	$—	—%	—%
PECO	$81	$—	3.80%	—%
BGE	$—	$—	—%	—%
PHI(b)	$32	$612	3.95%	3.94%
Pepco	$—	$303	—%	3.93%
DPL	$32	$161	3.95%	3.94%
ACE	$—	$148	—%	3.94%
__________
(a)Exelon Corporate had $630 million outstanding commercial paper borrowings at June 30, 2026 and no outstanding commercial paper borrowings at December 31, 2025.
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
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
Revolving Credit Agreements
On August 29, 2024, Exelon Corporate and each of the Utility Registrants amended and restated their respective syndicated revolving credit facility, extending the maturity date to August 29, 2029. The following table reflects the credit agreements:

Borrower	Aggregate Bank Commitment	Interest Rate
Exelon Corporate	$900	SOFR plus 1.075%
ComEd	$1,000	SOFR plus 1.000%
PECO	$600	SOFR plus 0.900%
BGE	$600	SOFR plus 1.000%
Pepco	$300	SOFR plus 1.000%
DPL	$300	SOFR plus 1.000%
ACE	$300	SOFR plus 1.000%
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of June 30, 2026.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Debt and Credit Agreements
Long-Term Debt
Issuance of Long-Term Debt
During the six months ended June 30, 2026, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Senior Notes	4.95%	March 15, 2036	$775	Repay existing indebtedness and for general corporate purposes.
ComEd	First Mortgage Bonds	4.55%	June 1, 2031	600	Repay existing indebtedness and for general corporate purposes.
ComEd	First Mortgage Bonds	5.85%	June 1, 2056	825	Repay existing indebtedness and for general corporate purposes.
BGE	Notes	5.15%	June 1, 2033	500	Repay existing indebtedness and for general corporate purposes.
BGE	Notes	6.05%	June 1, 2056	425	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.00%	March 19, 2036	110	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.30%	March 19, 2041	60	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.74%	June 17, 2056	130	Repay existing indebtedness and for general corporate purposes.
DPL(a)	First Mortgage Bonds	5.74%	March 19, 2056	75	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	4.95%	March 19, 2036	100	Repay existing indebtedness and for general corporate purposes.
__________
(a)On March 19, 2026, DPL entered into a purchase agreement of First Mortgage Bonds of $75 million and $75 million at 5.00% and 5.74% due on September 16, 2036 and March 19, 2056, respectively. The closing date of the 5.00% issuance is expected to occur in September 2026.
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

Under the following circumstances, holders may convert the Convertible Senior Notes at their option prior to the close of business on the business day preceding December 15, 2028:
•during any calendar quarter beginning after the quarter ending on March 31, 2026, if the last reported sale price of Exelon’s common stock for at least 20 trading days (whether consecutive or not) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day as determined by Exelon;
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

Exelon will settle conversions of the Convertible Senior Notes by paying cash up to the aggregate principal amount to be converted and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at Exelon’s discretion, in respect of the remainder, if any, of Exelon's conversion obligation in excess of the aggregate principal amount of the Convertible Senior Notes being converted. The Convertible Senior Notes are initially convertible at 18 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately 57 per share of common stock. The initial conversion price of the Convertible Senior Notes represents a premium of approximately 25% over the last reported sale price of Exelon’s common stock on the Nasdaq Global Select Market on December 1, 2025. These conversions will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture) Exelon will, in certain circumstances, increase the applicable conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change.

As of June 30, 2026, no shares of the Convertible Senior Notes have been converted.
EPS Impact
Diluted earnings per common shares will also reflect the dilutive effect of potential common shares from share-based awards and convertible notes. The dilutive effect of the Convertible Senior Notes is computed using the if-converted method. For the three and six months ended June 30, 2026, no incremental shares were assumed converted or included in the diluted earnings per common share resulting from the Convertible Senior Notes.
Tax-Exempt Bonds
As of June 30, 2026, DPL had $78.4 million outstanding of its 3.60% Delaware Economic Development Authority's Gas Facilities Refunding Revenue Bonds, maturing on January 1, 2031. The bonds were previously reoffered in July 2025. There have been no material changes to the terms since December 31, 2025. See Note 14 — Debt and Credit Agreements of the 2025 Form 10-K for additional information on the DPL reoffering of tax-exempt bonds.
Debt Covenants
As of June 30, 2026, the Registrants are in compliance with debt covenants.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of June 30, 2026 and December 31, 2025. The Registrants have no financial liabilities measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	June 30, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon (b)	$51,040	$—	$41,613	$4,723	$46,336	$49,078	$—	$40,637	$4,318	$44,955
ComEd	13,665	—	12,086	—	12,086	12,753	—	11,291	—	11,291
PECO	6,398	—	5,526	—	5,526	6,396	—	5,593	—	5,593
BGE	6,609	—	6,011	—	6,011	6,041	—	5,510	—	5,510
PHI	10,054	—	4,162	4,723	8,885	9,590	—	4,236	4,318	8,554
Pepco	4,931	—	2,492	2,129	4,621	4,632	—	2,546	1,861	4,407
DPL	2,421	—	648	1,462	2,110	2,344	—	657	1,410	2,067
ACE	2,134	—	813	1,132	1,945	2,033	—	819	1,047	1,866
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$—	$399	$399	$390	$—	$—	$403	$403
ComEd	206	—	—	214	214	206	—	—	216	216
PECO	184	—	—	185	185	184	—	—	187	187
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
(b)Includes the net carrying amount and the estimated fair value (Level 2) of the Convertible Senior Notes $1 billion and $1 billion for the year ended June 30, 2026, respectively.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at June 30, 2026 and December 31, 2025. Exelon and the Utility Registrants have immaterial and no financial assets or liabilities measured using the NAV practical expedient, respectively:
Exelon

	At June 30, 2026				At December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$2,026	$—	$—	$2,026	$825	$—	$—	$825
Rabbi trust investments
Cash equivalents	108	—	—	108	101	—	—	101
Mutual funds	77	—	—	77	71	—	—	71
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	81	19	100	—	79	21	100
Rabbi trust investments subtotal	185	87	19	291	172	85	21	278
Interest rate derivative assets
Derivatives designated as hedging instruments	—	3	—	3	—	3	—	3
Interest rate derivative assets subtotal	—	3	—	3	—	3	—	3
Total assets	2,211	90	19	2,320	997	88	21	1,106
Liabilities
Commodity derivative liabilities	—	—	(128)	(128)	—	—	(131)	(131)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	—	—	—	—	(4)	—	(4)
Interest rate derivative liabilities subtotal	—	—	—	—	—	(4)	—	(4)
Deferred compensation obligation	—	(66)	—	(66)	—	(71)	—	(71)
Total liabilities	—	(66)	(128)	(194)	—	(75)	(131)	(206)
Total net assets (liabilities)	$2,211	$24	$(109)	$2,126	$997	$13	$(110)	$900
__________
(a)Exelon excludes cash of $180 million and $180 million at June 30, 2026 and December 31, 2025, respectively, and restricted cash of $224 million and $196 million at June 30, 2026 and December 31, 2025, respectively, and includes long-term restricted cash of $9 million and $50 million at June 30, 2026 and December 31, 2025, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
At June 30, 2026	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$949	$—	$—	$949	$2	$—	$—	$2	$1,006	$—	$—	$1,006
Rabbi trust investments
Cash equivalents	—	—	—	—	2	—	—	2	—	—	—	—
Mutual funds	—	—	—	—	14	—	—	14	16	—	—	16
Life insurance contracts	—	—	—	—	—	25	—	25	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	16	25	—	41	16	—	—	16
Total assets	949	—	—	949	18	25	—	43	1,022	—	—	1,022
Liabilities
Commodity derivative liabilities(b)	—	—	(128)	(128)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(9)	—	(9)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(9)	(128)	(137)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$949	$(9)	$(128)	$812	$18	$18	$—	$36	$1,022	$(4)	$—	$1,018

	ComEd				PECO				BGE
At December 31, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$393	$—	$—	$393	$93	$—	$—	$93	$205	$—	$—	$205
Rabbi trust investments
Mutual funds	—	—	—	—	13	—	—	13	10	—	—	10
Life insurance contracts	—	—	—	—	—	25	—	25	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	13	25	—	38	10	—	—	10
Total assets	393	—	—	393	106	25	—	131	215	—	—	215
Liabilities
Commodity derivative liabilities(b)	—	—	(131)	(131)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(9)	—	(9)	—	(8)	—	(8)	—	(4)	—	(4)
Total liabilities	—	(9)	(131)	(140)	—	(8)	—	(8)	—	(4)	—	(4)
Total net assets (liabilities)	$393	$(9)	$(131)	$253	$106	$17	$—	$123	$215	$(4)	$—	$211
__________
(a)ComEd excludes cash of $75 million and $77 million at June 30, 2026 and December 31, 2025, respectively, and restricted cash of $222 million and $193 million at June 30, 2026 and December 31, 2025, respectively. Additionally,

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
ComEd includes long-term restricted cash of $9 million and $50 million at June 30, 2026 and December 31, 2025, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO excludes cash of $37 million and $23 million at June 30, 2026 and December 31, 2025, respectively. BGE excludes cash of $8 million and $15 million at June 30, 2026 and December 31, 2025, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $23 million and $105 million, respectively, at June 30, 2026 and $25 million and $106 million, respectively, at December 31, 2025 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	At June 30, 2026				At December 31, 2025
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$34	$—	$—	$34	$83	$—	$—	$83
Rabbi trust investments
Cash equivalents	103	—	—	103	99	—	—	99
Mutual funds	9	—	—	9	9	—	—	9
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	23	19	42	—	23	20	43
Rabbi trust investments subtotal	112	29	19	160	108	29	20	157
Total assets	146	29	19	194	191	29	20	240
Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(9)	—	(9)
Total liabilities	—	(8)	—	(8)	—	(9)	—	(9)
Total net assets	$146	$21	$19	$186	$191	$20	$20	$231

	Pepco				DPL				ACE
At June 30, 2026	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$32	$—	$—	$32	$2	$—	$—	$2	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	102	—	—	102	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	19	42	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	102	23	19	144	—	—	—	—	—	—	—	—
Total assets	134	23	19	176	2	—	—	2	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$134	$22	$19	$175	$2	$—	$—	$2	$—	$—	$—	$—

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
At December 31, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$33	$—	$—	$33	$3	$—	$—	$3	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	98	—	—	98	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	20	43	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	98	23	20	141	—	—	—	—	—	—	—	—
Total assets	131	23	20	174	3	—	—	3	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$131	$22	$20	$173	$3	$—	$—	$3	$—	$—	$—	$—
__________
(a)PHI excludes cash of $47 million and $56 million at June 30, 2026 and December 31, 2025, respectively, and restricted cash of $2 million and $2 million at June 30, 2026 and December 31, 2025. Pepco excludes cash of $20 million and $22 million at June 30, 2026 and December 31, 2025, respectively. DPL excludes cash of $8 million and $9 million at June 30, 2026 and December 31, 2025, respectively. ACE excludes cash of $13 million and $22 million at June 30, 2026 and December 31, 2025, respectively and restricted cash of $2 million and $2 million at June 30, 2026 and December 31, 2025, respectively.

Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2026 and 2025:

	Exelon	ComEd	PHI and Pepco
Three Months Ended June 30, 2026	Total	Commodity Derivatives	Life Insurance Contracts
Balance at March 31, 2026	$(112)	$(133)	$20
Total realized / unrealized gains (losses)
Included in net income(a)	—	—	—
Included in regulatory assets/liabilities(b)	5	5	—
Settlements	(2)	—	(1)
Balance at June 30, 2026(c)	$(109)	$(128)	$19
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2026	$—	$—	$—

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities

	Exelon	ComEd	PHI and Pepco
Three Months Ended June 30, 2025	Total	Commodity Derivatives	Life Insurance Contracts
Balance at March 31, 2025	$(129)	$(151)	$21
Total realized / unrealized gains (losses)
Included in net income(a)	1	—	1
Included in regulatory assets/liabilities(b)	16	16	—
Balance at June 30, 2025(c)	$(112)	$(135)	$22
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2025	$1	$—	$1

	Exelon	ComEd	PHI and Pepco
Six Months Ended June 30, 2026	Total	Commodity Derivatives	Life Insurance Contracts
Balance at December 31, 2025	$(110)	$(131)	$20
Total realized / unrealized gains (losses)
Included in net income(a)	—	—	—
Included in regulatory assets/liabilities(b)	3	3	—
Settlements	(2)	—	(1)
Balance at June 30, 2026(c)	$(109)	$(128)	$19
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2026	$—	$—	$—

	Exelon	ComEd	PHI and Pepco
Six Months Ended June 30, 2025	Total	Commodity Derivatives	Life Insurance Contracts
Balance at December 31, 2024	$(110)	$(132)	$21
Total realized / unrealized gains (losses)
Included in net income(a)	1	—	1
Included in regulatory assets/liabilities(b)	(3)	(3)	—
Balance at June 30, 2025(c)	$(112)	$(135)	$22
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at June 30, 2025	$1	$—	$1
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)For ComEd, this includes $7 million of decreases in fair value and an increase for realized gains due to settlements of $12 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2026. Includes $5 million of increases in fair value and an increase for realized gains due to settlements of $11 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2025. Includes $17 million of decreases in fair value and an increase for realized gains due to settlements of $20 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2026. Includes $17 million of decreases in fair value and an increase for realized gains due to settlements of $20 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2025.
(c)For ComEd, the balance of the current and noncurrent asset was zero as of June 30, 2026. The balance consists of a current and noncurrent liability of $23 million and $105 million, respectively, as of June 30, 2026.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Fair Value of Financial Assets and Liabilities
Commodity Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at June 30, 2026	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	2026 Range & Arithmetic Average				2025 Range & Arithmetic Average
Commodity derivatives	$(128)	$(131)	Discounted Cash Flow	Forward power price(a)	$24.82	-	$68.10	$40.37	$29.75	-	$61.84	$41.95
________
(a)An increase to the forward power price would increase the fair value.

11. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 16 — Commitments and Contingencies of the 2025 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at June 30, 2026:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	21	19	19	—	—
__________
(a)Remaining commitments extend through 2026 and include escrow funds and rate credits.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments at June 30, 2026, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2026	2027	2028	2029	2030	2031 and beyond
Exelon
Letters of credit(a)	$59	$31	$28	$—	$—	$—	$—
Surety bonds(b)	468	166	137	165	—	—	—
Financing trust guarantees(c)	378	—	—	78	—	—	300
Guaranteed lease residual values(d)	24	—	1	6	4	4	9
Total commercial commitments	$929	$197	$166	$249	$4	$4	$309

ComEd
Letters of credit(a)	$18	$13	$5	$—	$—	$—	$—
Surety bonds(b)	131	34	97	—	—	—	—
Financing trust guarantees(c)	200	—	—	—	—	—	200
Total commercial commitments	$349	$47	$102	$—	$—	$—	$200

PECO
Letters of credit(a)	$5	$—	$5	$—	$—	$—	$—
Surety bonds(b)	10	1	9	—	—	—	—
Financing trust guarantees(c)	178	—	—	78	—	—	100
Total commercial commitments	$193	$1	$14	$78	$—	$—	$100

BGE
Letters of credit(a)	$27	$14	$13	$—	$—	$—	$—
Surety bonds(b)	93	1	5	87	—	—	—
Total commercial commitments	$120	$15	$18	$87	$—	$—	$—

PHI
Letters of credit(a)	$6	$2	$4	$—	$—	$—	$—
Surety bonds(b)	175	76	21	78	—	—	—
Guaranteed lease residual values(d)	24	—	1	6	4	4	9
Total commercial commitments	$205	$78	$26	$84	$4	$4	$9

Pepco
Letters of credit(a)	$2	$2	$—	$—	$—	$—	$—
Surety bonds(b)	161	69	14	78	—	—	—
Guaranteed lease residual values(d)	8	—	—	2	1	2	3
Total commercial commitments	$171	$71	$14	$80	$1	$2	$3

DPL
Letters of credit(a)	$1	$—	$1	$—	$—	$—	$—
Surety bonds(b)	7	3	4	—	—	—	—
Guaranteed lease residual values(d)	9	—	1	2	2	1	3
Total commercial commitments	$17	$3	$6	$2	$2	$1	$3

ACE
Letters of credit(a)	$3	$—	$3	$—	$—	$—	$—
Surety bonds(b)	7	4	3	—	—	—	—
Guaranteed lease residual values(d)	7	—	—	2	1	1	3
Total commercial commitments	$17	$4	$6	$2	$1	$1	$3

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
(c)Reflects guarantee of ComEd and PECO securities held by ComEd Financing III, PECO Trust III, and PECO Trust IV.
(d)Represents the maximum potential obligation in the event the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 9 years. The maximum potential obligation at the end of the minimum lease term would be $55 million guaranteed by Exelon and PHI, of which $18 million, $20 million, and $17 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Commitments and Contingencies
At June 30, 2026 and December 31, 2025, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	June 30, 2026		December 31, 2025
	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation
Exelon	$362	$311	$386	$321
ComEd	285	285	289	289
PECO	19	16	23	22
BGE	13	10	13	10
PHI	44	—	57	—
Pepco	43	—	55	—
DPL	1	—	1	—
ACE	—	—	1	—
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
Maryland Sales and Use Tax Refund Claim (Exelon, BGE, PHI, Pepco, and DPL). Maryland imposes a 6% sales tax on the purchase of most goods and services. BGE, Pepco, and DPL have filed or plan to file refund claims that treat electric transmission and distribution machinery and equipment as nontaxable pursuant to the manufacturing exemption available under Maryland law. These claims were initially denied by the Maryland Comptroller.
On November 22, 2024, the Appellate Court of Maryland, in a case involving a regulated electric utility operating in Maryland, ruled that the purchase of certain transmission and distribution equipment qualifies for the sales tax manufacturing exemption. On December 20, 2024, the Maryland Attorney General, on behalf of the Maryland Comptroller, filed a motion for reconsideration with the Appellate Court of Maryland. The motion for reconsideration was denied on February 3, 2025.
On February 18, 2025, the Maryland Attorney General, on behalf of the Maryland Comptroller, filed a petition with the Maryland Supreme Court requesting review of the Appellate Court of Maryland’s decision, which was granted. On April 24, 2025, the Maryland Supreme Court granted the petition to review the ruling. On October 1, 2025, the Maryland Supreme Court heard oral arguments in the case.
On July 17, 2026, the Supreme Court of Maryland issued a decision affirming that purchases of certain transmission and distribution equipment qualify for the sales tax manufacturing exemption. The Supreme Court of Maryland also concluded that sales tax refund claims are eligible for interest.
As of June 30, 2026, Exelon, BGE, PHI, Pepco, and DPL have filed or plan to file refund claims including interest of $160 million, $110 million, $50 million, $30 million, and $20 million, respectively. The receivable will be recorded in the period that resolution is reached with taxing authorities. The sales tax payments were primarily capitalized; therefore, that portion of the refund would be recorded as a reduction to PP&E included in rate base.
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
12. Shareholders' Equity (Exelon)
At-the-Market Program

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Shareholders' Equity
On May 2, 2025, Exelon executed an equity distribution agreement ("2025 Equity Distribution Agreement"), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $2.5 billion through May 2, 2028. Exelon has no obligation to offer or sell any shares of Common stock under the 2025 Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the 2025 Equity Distribution Agreement. Exelon issued the following shares of Common stock in the second quarter of 2026:

Effective Period	Shares Issued (in millions)	Weighted-Average Net Price	Net Proceeds (a) (in millions)
Q2 2026 (b)	8.7	$44.03	$382
_________
(a)Proceeds were used for general corporate purposes.
(b)In Q2 2026, Exelon settled all forward sale agreements with a November 16, 2026 maturity date and a portion of the forward sale agreements with December 15, 2026 and July 30, 2027 maturity dates that were entered into by various forward sellers under the ATM program as outlined below.
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
No amounts have been or will be recorded on Exelon's balance sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the three and six months ended June 30, 2026, approximately 18.4 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.
Inclusive of the impact of the forward sale agreements, $1.0 billion of Common stock remained available for sale pursuant to the ATM program as of June 30, 2026.
On July 6, 2026, Exelon settled an additional forward agreement that was entered into under the 2025 ATM program. Exelon issued approximately 2.3 million shares of Common stock at a weighted-average net price of $43.29 per share. The net proceeds from the issuance were $101 million, which will be used for general corporate purposes.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Changes in Accumulated Other Comprehensive Income
13. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following table presents changes in Exelon's AOCI, net of tax, by component:

Three Months Ended June 30, 2026	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at March 31, 2026	$28	$(784)	$(756)
OCI before reclassifications	2	(1)	1
Amounts reclassified from AOCI	(2)	7	5
Net current-period OCI	—	6	6
Balance at June 30, 2026	$28	$(778)	$(750)

Three Months Ended June 30, 2025	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at March 31, 2025	$37	$(755)	$(718)
OCI before reclassifications	(4)	1	(3)
Amounts reclassified from AOCI	(2)	5	3
Net current-period OCI	(6)	6	—
Balance at June 30, 2025	$31	$(749)	$(718)

Six Months Ended June 30, 2026	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2025	$33	$(795)	$(762)
OCI before reclassifications	(2)	3	1
Amounts reclassified from AOCI	(3)	14	11
Net current-period OCI	(5)	17	12
Balance at June 30, 2026	$28	$(778)	$(750)

Six Months Ended June 30, 2025	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2024	$45	$(765)	$(720)
OCI before reclassifications	(11)	5	(6)
Amounts reclassified from AOCI	(3)	11	8
Net current-period OCI	(14)	16	2
Balance at June 30, 2025	$31	$(749)	$(718)
______
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. See Note 12 — Retirement Benefits of the 2025 Form 10-K and Note 7 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Changes in Accumulated Other Comprehensive Income
The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	$(2)	$(2)	$(4)	$(4)
Pension and non-pension postretirement benefit plans valuation adjustments	1	—	—	(2)
Unrealized gains on cash flow hedges	—	—	—	2
14. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2026
Utility taxes(a)	$253	$86	$51	$27	$89	$81	$7	$1
Property	124	10	5	63	46	30	15	1
Payroll	36	9	5	4	9	2	1	1

Three Months Ended June 30, 2025
Utility taxes(a)	$247	$79	$47	$33	$88	$80	$7	$1
Property	111	8	4	57	40	27	12	1
Payroll	34	9	5	5	8	2	1	1

Six Months Ended June 30, 2026
Utility taxes(a)	$528	$171	$109	$63	$185	$167	$16	$2
Property	250	20	10	126	93	60	31	1
Payroll	70	18	10	8	17	4	2	2

Six Months Ended June 30, 2025
Utility taxes(a)	$496	$159	$98	$58	$181	$164	$15	$2
Property	222	18	9	114	80	55	24	1
Payroll	67	16	9	10	15	3	2	2
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2026
AFUDC — Equity	$63	$24	$11	$16	$12	$9	$2	$1
Non-service net periodic benefit cost	(11)	—	—	—	—	—	—	—

Three Months Ended June 30, 2025
AFUDC — Equity	$43	$14	$10	$9	$10	$8	$1	$1
Non-service net periodic benefit cost	(13)	—	—	—	—	—	—	—

Six Months Ended June 30, 2026
AFUDC — Equity	$120	$45	$21	$30	$24	$19	$3	$2
Non-service net periodic benefit cost	(21)	—	—	—	—	—	—	—

Six Months Ended June 30, 2025
AFUDC — Equity	$81	$26	$17	$18	$20	$15	$3	$2
Non-service net periodic benefit cost	(26)	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization, and accretion
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL		ACE
Six Months Ended June 30, 2026
Property, plant, and equipment(a)	$1,605	$639	$246	$267	$427	$189	$120	`	$116
Amortization of regulatory assets and liabilities, net(a)	315	181	1	67	64	39	13		12
Amortization of intangible assets, net(a)	—	—	—	—	—	—	—		—
ARO accretion(b)	1	—	—	—	—	—	—		—
Total depreciation, amortization, and accretion	$1,921	$820	$247	$334	$491	$228	$133		$128

Six Months Ended June 30, 2025
Property, plant, and equipment(a)	$1,506	$608	$219	$249	$402	$177	$113		$111
Amortization of regulatory assets and liabilities, net(a)	296	159	2	69	65	35	13		16
Amortization of intangible assets, net(a)	3	—	—	—	—	—	—		—
ARO accretion(b)	1	—	—	—	—	—	—		—
Total depreciation, amortization, and accretion	$1,806	$767	$221	$318	$467	$212	$126		$127
__________
(a)Included in Depreciation and amortization expense in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating and maintenance expense in Exelon's Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2026
Pension and OPEB costs	$129	$54	$8	$14	$41	$14	$7	$5
Allowance for credit losses	171	35	48	53	35	17	7	11
True-up adjustments to decoupling mechanisms and formula rates(a)	98	46	(10)	18	44	14	5	25
Amortization of operating ROU asset	11	—	—	3	5	1	2	1
AFUDC — Equity	(120)	(45)	(21)	(30)	(24)	(19)	(3)	(2)

Six Months Ended June 30, 2025
Pension and OPEB costs	$136	$42	$3	$30	$49	$18	$8	$6
Allowance for credit losses	137	23	50	17	47	19	11	17
True-up adjustments to decoupling mechanisms and formula rates(a)	397	319	8	43	27	14	5	8
Amortization of operating ROU asset	16	—	—	4	9	2	3	1
AFUDC — Equity	(81)	(26)	(17)	(18)	(20)	(15)	(3)	(2)
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Cash, cash equivalents, and restricted cash
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2026
Cash and cash equivalents	$1,813	$704	$39	$1,010	$47	$21	$8	$13
Restricted cash and cash equivalents	608	533	—	4	36	31	2	2
Restricted cash included in Other deferred debits and other assets	9	9	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$2,430	$1,246	$39	$1,014	$83	$52	$10	$15

Balance at December 31, 2025
Cash and cash equivalents	$626	$159	$116	$217	$103	$22	$9	$22
Restricted cash and cash equivalents	525	454	—	3	38	33	3	2
Restricted cash included in Other deferred debits and other assets	50	50	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,201	$663	$116	$220	$141	$55	$12	$24

Balance at June 30, 2025
Cash and cash equivalents	$724	$387	$25	$236	$67	$22	$9	$15
Restricted cash and cash equivalents	478	411	—	5	30	22	5	2
Restricted cash included in Other deferred debits and other assets	49	49	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,251	$847	$25	$241	$97	$44	$14	$17

Balance at December 31, 2024
Cash and cash equivalents	$357	$105	$48	$33	$139	$30	$21	$14
Restricted cash and cash equivalents	541	486	—	1	24	21	2	—
Restricted cash included in Other deferred debits and other assets	41	41	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$939	$632	$48	$34	$163	$51	$23	$14
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2025 Form 10-K.
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2026
Compensation-related accruals(a)	$503	$140	$77	$69	$102	$29	$21	$15
Taxes accrued	224	91	6	32	88	64	10	10
Interest accrued	583	165	75	58	99	52	20	22

Balance at December 31, 2025
Compensation-related accruals(a)	$705	$209	$96	$99	$125	$35	$24	$17
Taxes accrued	242	94	306	191	107	69	25	18
Interest accrued	538	155	75	55	92	49	18	20
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
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Exelon
BSC					$117	$162	$251	$323
PHISCO					28	29	51	53
ComEd
BSC	$109	$100	$212	$200	51	61	111	124
PECO
BSC	68	61	133	120	19	28	40	54
BGE
BSC	71	63	137	125	20	32	41	65
PHI
BSC	58	49	116	100	28	41	58	80
PHISCO	—	—	—	—	28	29	51	53
Pepco
BSC	37	32	72	63	12	17	25	34
PHISCO	35	32	67	62	12	12	22	23
DPL
BSC	23	20	45	40	9	12	18	24
PHISCO	27	26	51	50	8	9	15	16
ACE
BSC	19	16	36	32	6	9	13	18
PHISCO	25	24	51	47	7	8	14	14

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

Receivables from/Payables to Affiliates
The following tables present Receivables from affiliates and Payables to affiliates:
June 30, 2026

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$69	$—	$6	$75
PECO	$—		—	—	—	—	33	—	3	36
BGE	—	—		—	—	—	38	—	1	39
PHI(a)	—	—	—	—	—	—	6	—	5	11
Pepco	—	—	—		—	—	22	18	1	41
DPL	—	—	—	—		—	14	13	1	28
ACE	—	—	—	—	—		11	11	1	23
Other	5	—	—	—	4	1	—	—		10
Total	$5	$—	$—	$—	$4	$1	$193	$42	$18	$263
December 31, 2025

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$76	$—	$5	$81
PECO	$—		—	—	—	—	33	—	2	35
BGE	—	—		—	—	—	39	—	—	39
PHI(a)	—	—	—	—	—	—	5	2	11	18
Pepco	—	—	—		—	—	25	11	1	37
DPL	—	—	—	—		—	15	10	—	25
ACE	—	—	—	—	—		14	10	—	24
Other	5	—	1	—	2	12	—	—		20
Total	$5	$—	$1	$—	$2	$12	$207	$33	$19	$279
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
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	June 30, 2026			December 31, 2025
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$206	$—	$206	$206	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$206	$184	$390	$206	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders by Registrant for the three and six months ended June 30, 2026 compared to the same period in 2025. For additional information regarding the financial results for the three and six months ended June 30, 2026 and 2025, see the discussions of Results of Operations by Registrant.

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Exelon	$396	$391	$5	$1,315	$1,300	$15
ComEd	249	228	21	559	530	29
PECO	119	136	(17)	397	402	(5)
BGE	55	55	—	353	315	38
PHI	109	143	(34)	278	337	(59)
Pepco	65	84	(19)	133	181	(48)
DPL	26	39	(13)	103	108	(5)
ACE	22	24	(2)	49	56	(7)
Other(a)	(136)	(171)	35	(272)	(284)	12
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025. Net income attributable to common shareholders increased by $5 million and diluted earnings per average common share remained relatively consistent to the prior year at $0.39 primarily due to:
•Favorable impacts of approved rate increases at ComEd, BGE and PHI;
•Absence of Customer Relief Fund contribution at Exelon Corporate;
•Absence of Customer Surcharge Credits at PECO;
•Higher AFUDC at ComEd; and
•Favorable weather at PECO.
Note that rate increases are associated with updated recovery rates for costs and investments to serve customers. The increases were partially offset by:

•Higher depreciation expense at PECO and PHI;
•Higher interest expense at PECO and Exelon Corporate; and
•Higher credit loss expense at BGE.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025. Net income attributable to common shareholders increased by $15 million and diluted earnings per average common share decreased to $1.28 in 2026 from $1.29 in 2025 primarily due to:
•Favorable impacts of approved rate increases at ComEd, BGE and PHI;
•Absence of Customer Relief Fund contribution at Exelon Corporate;
•Absence of Customer Surcharge Credits at PECO;
•Higher AFUDC at ComEd; and
•Favorable weather at PECO;
Note that rate increases are associated with updated recovery rates for costs and investments to serve customers, driving top quartile reliability and avoiding outage costs. The increases were partially offset by:
•Timing of distribution earnings at ComEd;
•Higher interest expense at PECO, PHI, and Exelon Corporate;
•Higher depreciation expense at PECO and PHI;
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

The following table provides a reconciliation between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2026 compared to the same period in 2025:

	Three Months Ended June 30,
	2026		2025
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$396	$0.39	$391	$0.39
Cost management program (net of taxes of $16)(a)	42	0.04	—	—
Income tax-related adjustments (entire amount represents tax expense)(b)	—	—	1	—
Adjusted (non-GAAP) operating earnings	$438	$0.43	$392	$0.39

	Six Months Ended June 30,
	2026		2025
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$1,315	$1.28	$1,300	$1.29
Change in FERC audit liability (net of taxes of $1)	—	—	2	—
Cost management program (net of taxes of $16 and $0, respectively)(a)	42	0.04	(1)	—
Income tax-related adjustments (entire amount represents tax expense)(b)	—	—	1	—
Regulatory matters (net of taxes of $4 and $7, respectively)(c)	11	0.01	22	0.02
Adjusted (non-GAAP) operating earnings	$1,368	$1.33	$1,324	$1.31
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

(a)Primarily represents severance costs related to cost management program.
(b)Reflects the adjustment to state deferred income taxes due to changes in forecasted apportionment.
(c)Represents the disallowance of certain capitalized costs.
Significant 2026 Transactions and Developments
At-the-Market Program
In the second quarter of 2026, Exelon issued approximately 8.7 million shares of Common stock at a weighted-average net price of $44.03 per share. The net proceeds from the issuance were $382 million, which were used for general corporate purposes. See Note 12 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
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

Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$1,045	8.905%	December 19, 2024	January 1, 2024
	April 26, 2024 (amended on September 11, 2024)	Electric	$624	$623	9.89%	October 31, 2024	January 1, 2025
PECO - Pennsylvania	March 28, 2024	Electric	$464	$354	N/A	December 12, 2024	January 1, 2025
		Natural Gas	$111	$78
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	$123	9.50%	November 26, 2024	January 1, 2025
Pepco - Maryland	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
	September 20, 2024 (amended September 5, 2025)	Natural Gas	$37	$22	9.60%	December 17, 2025	January 1, 2026
ACE - New Jersey	November 21, 2024	Electric	$109	$54	9.60%	November 21, 2025	December 1, 2025

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
Pepco - Maryland	October 14, 2025 (amended April 16, 2026)	Electric	$120	10.50%	Third quarter of 2026
DPL - Delaware	December 9, 2025 (amended June 1, 2026)	Electric	$45	10.50%	Third quarter of 2027
BGE - Maryland	July 2, 2026	Electric	$156	10.40%	First quarter of 2027
Transmission Formula Rates
For 2026, the following increases/(decreases) were included in the Utility Registrants' electric transmission formula rate updates. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase (Decrease)	Annual Reconciliation (Decrease) Increase	Total Revenue Requirement (Decrease) Increase	Allowed Return on Rate Base	Allowed ROE
ComEd	$31	$(52)	$(21)	8.15%	11.50%
PECO	$20	$20	$40	7.62%	10.35%
BGE	$16	$(40)	$(30)	7.51%	10.50%
Pepco	$12	$(21)	$(9)	7.72%	10.50%
DPL	$3	$1	$4	7.53%	10.50%
ACE	$1	$16	$17	7.26%	10.50%

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
Exelon’s Cost Saving Strategy (All Registrants)

In May 2026, Exelon announced plans to identify approximately $350 million of operating and maintenance costs savings at Exelon and the Utility Registrants in 2027. This announcement is a result of Exelon’s continuous focus on the needs of our customers through enhanced efficiency and productivity.
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
For the Utility Registrants, except for PECO, the methodology prescribed by the IRS in these PLRs could result in a material reduction of the regulatory liability established for EDITs arising from the TCJA corporate tax rate change that are being amortized and flowed through to customers as well as a reduction in the accumulated deferred income taxes included in rate base for ratemaking purposes of approximately $0.8 billion - $1.2 billion.
The Utility Registrants, except for PECO, filed PLR requests with the IRS confirming the treatment of the NOLC for ratemaking purposes. The Utility Registrants will record the impact, if any, upon receiving the PLR from the IRS.
Legislative and Regulatory Developments

Maryland Utility Relief Act (Exelon, BGE, PHI, Pepco, and DPL)
On May 12, 2026, the Governor of Maryland signed into law legislation that addresses several matters pertaining to electric and gas utilities, including a moratorium on rate cases with forecasted test years until April 1, 2027. Additionally, BGE, Pepco and DPL are required to participate as a member in an RTO effective July 1, 2026, which resulted in a complaint filed on July 2, 2026 against Maryland Transmission Operators, including BGE, Pepco, and DPL, at FERC for the removal of the 50-basis-point incentive adder in the transmission formula rates. The final outcome and resolution of the complaint filing cannot be predicted and the results are not expected to be material to Exelon, BGE, PHI, Pepco, and DPL financial statements.

PJM Cost Allocation Methodology (All Registrants)
On March 6, 2026, FERC issued an order requiring the removal of the de minimis threshold exemption in the calculation of the cost responsibility of certain transmission reliability upgrade costs allocated to the rate zones of PJM Transmission Owners, including the Utility Registrants. FERC further ordered PJM to recalculate historical cost allocations for the period beginning June 18, 2015, and to pass through additional charges or payments to PJM customers, including Utility Registrants, as applicable, with interest within 90 days. On April 29, 2026, the time for those calculations was extended until further order from FERC. The Utility Registrants expect to recover any incremental charges incurred or reimburse any payments received through prospective electric customer rates. On April 6, 2026, a number of parties filed requests for rehearing or clarification, which were denied by operation of law on May 7, 2026. On May 12, 2026, PJM Transmission Owners, including Exelon, on behalf of the Utility Registrants, filed a petition for review at the United States Court of Appeals for the D.C. Circuit.
The final impacts of the decision cannot be predicted and the results, while not reasonably estimable at this time, could be material to the financial statements.
New Jersey Repeal RTO Adder Bill (Exelon, PHI, and ACE)
On July 7, 2026, the Governor of New Jersey signed into law legislation that addresses several matters pertaining to electric utility companies. As part of the legislation ACE is required to participate as a member in an RTO effective January 1, 2027, which could result in a complaint filed for the removal of the 50-basis-point incentive adder in the transmission formula rates.
Delaware Senate Bill 326 (Exelon, PHI, and DPL)
On July 13, 2026, the Governor of Delaware signed into law legislation that addresses several matters pertaining to public utility companies. As part of the law, DPL’s non-mandatory capital spend eligible to be recovered in rates will be limited to $70 million in each of the years ended 2026 and 2027 unless the spend falls within an exception or the commission orders otherwise. Further, beginning in 2028, DPL’s non-mandatory capital spend eligible to be recovered in rates shall not exceed 5% of DPL’s rate base approved in its most recent base rate case. The legislation also modifies the timing of interim rate recovery in base rate case proceedings. If the DEPSC has not issued a decision within 7 months of a filing, DPL may implement 50% of the proposed rate increase, subject to refund. If no decision has been issued after 12 months, DPL may implement 75% of the proposed increase, also subject to refund. DPL is continuing to evaluate the overall potential impacts of the legislation and will continue to monitor related regulatory developments.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of June 30, 2026, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2025. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2025 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		(Unfavorable) Favorable Variance
	2026	2025		2026	2025
Operating revenues	$1,985	$1,836	$149	$3,898	$3,901	$(3)
Operating expenses
Purchased power	579	550	(29)	1,031	1,239	208
Operating and maintenance	449	422	(27)	886	845	(41)
Depreciation and amortization	416	387	(29)	820	767	(53)
Taxes other than income taxes	107	97	(10)	212	196	(16)
Total operating expenses	1,551	1,456	(95)	2,949	3,047	98
Operating income	434	380	54	949	854	95
Other income and (deductions)
Interest expense, net	(143)	(131)	(12)	(279)	(260)	(19)
Other, net	41	31	10	73	53	20
Total other income and (deductions)	(102)	(100)	(2)	(206)	(207)	1
Income before income taxes	332	280	52	743	647	96
Income taxes	83	52	(31)	184	117	(67)
Net income	$249	$228	$21	$559	$530	$29
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025. Net Income increased by $21 million as compared to the same period in 2025, primarily due to higher distribution and transmission rate base driven by incremental investments to serve customers and higher AFUDC.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025. Net income increased by $29 million as compared to the same period in 2025, primarily due to higher distribution and transmission rate base driven by incremental investments to serve customers and higher AFUDC, offset by the timing of distribution earnings.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
Distribution	$24	$16
Transmission	13	33
Energy efficiency	14	22
Other	(8)	(5)
	43	66
Regulatory required programs	106	(69)
Total increase (decrease)	$149	$(3)
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not intended to be impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms.
Distribution Revenue. Starting in 2024, distribution revenues are under a MRP. The MRP requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenues increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025, primarily due to higher rate base and higher fully recoverable costs.

ComEd
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenues increased for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to higher rate base and higher fully recoverable costs.
Energy Efficiency Revenue. Energy efficiency revenues are under a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred in a given year. Energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenues increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025, primarily due to higher fully recoverable costs.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenues decreased for the three and six months ended June 30, 2026 as compared to the same periods in 2025, which primarily reflects decreased mutual assistance revenues associated with storm restoration efforts.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The increase of $29 million for the three months ended June 30, 2026 and the decrease of $208 million for the six months ended June 30, 2026, compared to the same periods in 2025, in Purchased power expense is offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, and materials	$19	$40
Storm-related costs	(3)	9
BSC costs	9	12
Pension and non-pension postretirement benefits expense	3	5
Other(a)	(7)	(39)
	21	27
Regulatory required programs	6	14
Total increase	$27	$41
__________
(a)Primarily reflects the disallowance of certain capitalized costs in regulatory matters during the three months ended March 31, 2025.

ComEd
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase	Increase
Depreciation and amortization(a)	$16	$31
Regulatory asset amortization	13	22
Total increase	$29	$53
__________
(a)Reflects ongoing capital expenditures.
Other, net increased $10 million and $20 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to higher AFUDC equity.
Effective income tax rates were 25.0% and 18.6% for the three months ended June 30, 2026 and 2025, respectively, and 24.8% and 18.1% for the six months ended June 30, 2026 and 2025, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Operating revenues	$1,062	$1,000	$62	$2,554	$2,333	$221
Operating expenses
Purchased power and fuel	389	339	(50)	1,001	841	(160)
Operating and maintenance	300	305	5	636	631	(5)
Depreciation and amortization	125	112	(13)	247	221	(26)
Taxes other than income taxes	62	54	(8)	131	115	(16)
Total operating expenses	876	810	(66)	2,015	1,808	(207)
Operating income	186	190	(4)	539	525	14
Other income and (deductions)
Interest expense, net	(72)	(60)	(12)	(144)	(124)	(20)
Other, net	13	10	3	25	18	7
Total other income and (deductions)	(59)	(50)	(9)	(119)	(106)	(13)
Income before income taxes	127	140	(13)	420	419	1
Income taxes	8	4	(4)	23	17	(6)
Net income	$119	$136	$(17)	$397	$402	$(5)
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025. Net Income decreased by $17 million due to an increase in depreciation, interest expense, tax repairs, a portion of which is timing, and severance costs related to the cost management program, partially offset by higher revenues resulting from the absence of surcharge credits to customers, and favorable weather.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025. Net income decreased by $5 million due to an increase in depreciation, interest expense, and severance costs related to the cost management program, partially offset by higher revenues resulting from the absence of surcharge credits to customers, and favorable weather.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$6	$(1)	$5	$14	$7	$21
Volume	(7)	1	(6)	(10)	2	(8)
Pricing	(1)	(1)	(2)	4	—	4
Transmission	4	—	4	16	—	16
Other(a)	16	(1)	15	40	4	44
	18	(2)	16	64	13	77
Regulatory required programs	43	3	46	122	22	144
Total increase	$61	$1	$62	$186	$35	$221
__________
(a)Other revenues increased primarily due to the absence of electric surcharge credits to customers recognized in 2025.

Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three and six months ended June 30, 2026, compared to the same period in 2025, Operating revenues related to weather increased due to favorable weather conditions in PECO's service territory.

PECO
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three and six months ended June 30, 2026, compared to the same period in 2025, and normal weather consisted of the following:

	Three Months Ended June 30,			% Change
PECO Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	321	333	415	(3.6)%	(22.7)%
Cooling Degree-Days	526	425	387	23.8%	35.9%
	Six Months Ended June 30,			% Change
	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	2,720	2,684	2,774	1.3%	(1.9)%
Cooling Degree-Days	536	426	388	25.8%	38.1%
Volume. Electric volume, exclusive of the effects of weather, for the three and six months ended June 30, 2026 compared to the same period in 2025, decreased due to customer load. Natural gas volume for the three and six months ended June 30, 2026, compared to the same period in 2025, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2026	2025			2026	2025
Residential	3,042	3,030	0.4%	(1.8)%	6,994	6,889	1.5%	(0.7)%
Small commercial & industrial	1,742	1,832	(4.9)%	(3.6)%	3,752	3,778	(0.7)%	(1.2)%
Large commercial & industrial	3,426	3,314	3.4%	2.4%	6,558	6,739	(2.7)%	(3.9)%
Public authorities & electric railroads	157	163	(3.7)%	(3.6)%	333	352	(5.4)%	(5.4)%
Total electric retail deliveries(a)	8,367	8,339	0.3%	(0.5)%	17,637	17,758	(0.7)%	(2.1)%

	At June 30,
Number of Electric Customers	2026	2025
Residential	1,540,384	1,538,280
Small commercial & industrial	154,463	154,977
Large commercial & industrial	3,141	3,155
Public authorities & electric railroads	10,133	10,343
Total	1,708,121	1,706,755
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

PECO

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2026	2025			2026	2025
Residential	4,525	4,571	(1.0)%	1.9%	26,961	26,405	2.1%	(-0.4)%
Small commercial & industrial	3,072	3,398	(9.6)%	(9.0)%	14,423	13,803	4.5%	2.3%
Large commercial & industrial	1	2	(50.0)%	2.3%	(9)	14	(164.3)%	(10.5)%
Transportation	6,578	5,436	21.0%	25.6%	13,720	12,678	8.2%	9.2%
Total natural gas deliveries(a)	14,176	13,407	5.7%	8.1%	55,095	52,900	4.1%	2.5%

	At June 30,
Number of Natural Gas Customers	2026	2025
Residential	511,121	509,671
Small commercial & industrial	44,494	44,646
Large commercial & industrial	7	7
Transportation	605	623
Total	556,227	554,947
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three and six months ended June 30, 2026, compared to the same period in 2025, remained relatively consistent.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue for the three and six months ended June 30, 2026, compared to the same period in 2025, increased primarily due to increases in the underlying costs and capital investments.
Other Revenue primarily includes revenue related to late payment charges. Other revenue for the three and six months ended June 30, 2026, compared to the same period in 2025, increased primarily due to the absence of electric surcharge credits to customers recognized in 2025.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $50 million and $160 million for the three and six months ended June 30, 2026, compared to the same period in 2025, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

PECO
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials(a)	$29	$45
BSC costs	8	13
Pension and non-pension postretirement benefit expense	1	3
Credit loss expense	(2)	(4)
Storm-related costs	(32)	(39)
Other	—	15
	4	33
Regulatory required programs	(9)	(28)
Total (decrease) increase	$(5)	$5
__________
(a)Reflects severance related to cost management program
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$13	$27
Regulatory asset amortization	—	(1)
Total increase	$13	$26
__________
(a)Depreciation and amortization expense increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased by $8 million and $16 million for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025, primarily due to higher Pennsylvania gross receipts tax.
Interest expense, net increased by $12 million and $20 million for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025, primarily due to an increase in interest rates and higher outstanding debt.
Effective income tax rates were 6.3% and 2.9% for the three months ended June 30, 2026 and 2025, respectively, and 5.5% and 4.1% for the six months ended June 30, 2026 and 2025, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Operating revenues	$1,218	$1,029	$189	$3,046	$2,583	$463
Operating expenses
Purchased power and fuel	545	406	(139)	1,353	1,016	(337)
Operating and maintenance	293	264	(29)	619	568	(51)
Depreciation and amortization	166	154	(12)	334	318	(16)
Taxes other than income taxes	96	85	(11)	200	181	(19)
Total operating expenses	1,100	909	(191)	2,506	2,083	(423)
Operating income	118	120	(2)	540	500	40
Other income and (deductions)
Interest expense, net	(68)	(61)	(7)	(129)	(120)	(9)
Other, net	22	11	11	38	20	18
Total other income and (deductions)	(46)	(50)	4	(91)	(100)	9
Income before income taxes	72	70	2	449	400	49
Income taxes	17	15	(2)	96	85	(11)
Net income	$55	$55	$—	$353	$315	$38
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025. Net income remained consistent primarily due to approved distribution rates, the absence of the derecognition of regulatory assets for multi-year plan reconciliations that occurred during the second quarter of 2025, and a decrease in various operating expenses, offset by an increase in credit loss expense and severance costs related to the cost management program.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025. Net income increased $38 million primarily due to approved distribution rates, the absence of the derecognition of regulatory assets for multi-year plan reconciliations that occurred during the second quarter of 2025, and a decrease in various operating expenses, partially offset by an increase in credit loss expense and severance costs related to the cost management program.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$11	$7	$18	$15	$29	$44
Transmission	3	—	3	1	—	1
Other	4	—	4	13	2	15
	18	7	25	29	31	60
Regulatory required programs	183	(19)	164	406	(3)	403
Total increase	$201	$(12)	$189	$435	$28	$463
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

BGE

	At June 30,
Number of Electric Customers	2026	2025
Residential	1,230,523	1,219,904
Small commercial & industrial	114,986	115,316
Large commercial & industrial	13,430	13,345
Public authorities & electric railroads	250	257
Total	1,359,189	1,348,822

	At June 30,
Number of Natural Gas Customers	2026	2025
Residential	664,257	660,049
Small commercial & industrial	37,638	37,806
Large commercial & industrial	6,406	6,387
Total	708,301	704,242
Distribution Revenue increased for the three and six months ended June 30, 2026, compared to the same period in 2025, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue for the three and six months ended June 30, 2026, compared to the same period in 2025 remained relatively consistent.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other Revenue increased for the three and six months ended June 30, 2026 as compared to the same period in 2025, primarily driven by increases in late payment charges.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $139 million and $337 million for the three and six months ended June 30, 2026, compared to the same period in 2025, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
Credit loss expense	$25	$36
BSC costs	8	11
Storm-related costs	(4)	(4)
Pension and non-pension postretirement benefits expense	(5)	(10)
Labor, other benefits, contracting and materials(a)	(1)	(17)
Other(b)	(19)	(18)
	4	(2)
Regulatory required programs(c)	25	53
Total increase	$29	$51
__________
(a)Reflects severance related to cost management program.
(b)Reflects the absence of the derecognition of regulatory assets for multi-year plan reconciliations that occurred during the second quarter of 2025. Please refer to 2025 10-K Note 2 — Regulatory Matters for additional information.
(c)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters for additional information.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase	Increase (Decrease)
Depreciation and amortization	$8	$18
Regulatory required programs(a)	3	6
Regulatory asset amortization	1	(8)
Total increase	$12	$16
__________
(a)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters for additional information.
Taxes other than income taxes increased by $11 million and $19 million for the three and six months ended June 30, 2026, compared to the same period in 2025, primarily due to increased property taxes.
Other, net increased by $11 million and $18 million for the three and six months ended June 30, 2026 compared to the same period in 2025, primarily due to higher AFUDC equity.
Effective income tax rates were 23.6% and 21.4% for the three months ended June 30, 2026 and 2025, and 21.4% and 21.3% for the six months ended June 30, 2026 and 2025. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three and six months ended June 30, 2026 compared to the same periods in 2025. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended June 30,		Unfavorable Variance	Six Months Ended June 30,		(Unfavorable) Favorable Variance
	2026	2025		2026	2025
PHI	$109	$143	$(34)	$278	$337	$(59)
Pepco	65	84	(19)	133	181	(48)
DPL	26	39	(13)	103	108	(5)
ACE	22	24	(2)	49	56	(7)
Other(a)	(4)	(4)	—	(7)	(8)	1
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025. Net Income decreased by $34 million primarily due to an increase in severance costs related to the cost management program, depreciation expense, property taxes at DPL, and various operating expenses, partially offset by approved Delaware electric DSIC and natural gas rates.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025. Net Income decreased by $59 million primarily due to an increase in depreciation and interest expenses, property taxes at DPL, unfavorable impacts of the Pepco Maryland multi-year plan reconciliation and related disallowance of capitalized costs, severance costs related to the cost management program, storm costs, and various operating expenses, partially offset by approved Delaware electric DSIC and natural gas rates, approved distribution and transmission rates, and favorable weather conditions at DPL.

Pepco

Results of Operations — Pepco

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Operating revenues	$859	$776	$83	$1,849	$1,635	$214
Operating expenses
Purchased power	316	256	(60)	727	574	(153)
Operating and maintenance	190	155	(35)	409	313	(96)
Depreciation and amortization	114	107	(7)	228	212	(16)
Taxes other than income taxes	113	109	(4)	231	222	(9)
Total operating expenses	733	627	(106)	1,595	1,321	(274)
(Loss) gain on sale of assets	—	2	(2)	—	1	(1)
Operating income	126	151	(25)	254	315	(61)
Other income and (deductions)
Interest expense, net	(56)	(54)	(2)	(111)	(106)	(5)
Other, net	12	9	3	23	20	3
Total other income and (deductions)	(44)	(45)	1	(88)	(86)	(2)
Income before income taxes	82	106	(24)	166	229	(63)
Income taxes	17	22	5	33	48	15
Net income	$65	$84	$(19)	$133	$181	$(48)
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025. Net Income decreased by $19 million primarily due to increases in severance costs related to the cost management program, depreciation, and various operating expenses.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025. Net Income decreased by $48 million primarily due to unfavorable impacts of the Pepco Maryland multi-year plan reconciliation and related disallowance of capitalized costs, increases in depreciation expense, severance costs related to the cost management program, interest, and various operating expenses.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase
Distribution	$7	$9
Transmission	2	5
Other	(3)	3
	6	17
Regulatory required programs	77	197
Total increase	$83	$214
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

Pepco

	At June 30,
Number of Electric Customers in Maryland	2026	2025
Residential	561,146	558,254
Small commercial & industrial	30,546	30,512
Large commercial & industrial	19,083	19,064
Public authorities & electric railroads	181	177
Total	610,956	608,007
Distribution Revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to favorable impacts of the District of Columbia multi-year plans and customer growth in Maryland.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to increases in underlying costs and capital investments.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $60 million and $153 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(Decrease) Increase	Increase (Decrease)
Maryland multi-year plan reconciliation(a)	$—	$26
Labor, other benefits, contracting, and materials(b)	14	25
BSC and PHISCO costs	9	13
Credit loss expense	(3)	(3)
Pension and non-pension postretirement benefits expense	—	(1)
Storm-related costs	(3)	(1)
Other	4	2
	21	61

Regulatory required programs(c)	14	35
Total increase	$35	$96
_________

Pepco

(a)Reflects unfavorable impacts of the Pepco Maryland multi-year plan reconciliation. See Note 2 — Regulatory Matters for additional information.
(b)Reflects severance related to cost management program.
(c)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters for additional information.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase
Depreciation and amortization(a)	$6	$12
Regulatory asset amortization	(1)	—
Regulatory required programs(b)	2	4
Total increase	$7	$16
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters additional information.
Taxes other than income taxes increased $4 million and $9 million for the three and six months ended June 30, 2026, respectively, compared to the same period 2025, primarily due to increases in utility taxes and property taxes.
Effective income tax rates were 20.7% and 20.8% for the three months ended June 30, 2026 and 2025, respectively, and 19.9% and 21.0% for the six months ended June 30, 2026 and 2025, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Operating revenues	$454	$421	$33	$1,076	$969	$107
Operating expenses
Purchased power and fuel	195	172	(23)	483	419	(64)
Operating and maintenance	112	95	(17)	231	201	(30)
Depreciation and amortization	67	63	(4)	133	126	(7)
Taxes other than income taxes	24	20	(4)	50	41	(9)
Total operating expenses	398	350	(48)	897	787	(110)
Operating income	56	71	(15)	179	182	(3)
Other income and (deductions)
Interest expense, net	(26)	(25)	(1)	(53)	(50)	(3)
Other, net	4	4	—	8	8	—
Total other income and (deductions)	(22)	(21)	(1)	(45)	(42)	(3)
Income before income taxes	34	50	(16)	134	140	(6)
Income taxes	8	11	3	31	32	1
Net income	$26	$39	$(13)	$103	$108	$(5)
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025. Net income decreased by $13 million primarily due to an increase in depreciation expense, severance costs related to the cost management program, and property taxes, partially offset by approved Delaware electric DSIC and natural gas rates.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025. Net income decreased by $5 million primarily due to an increase in property taxes, depreciation expense, severance costs related to the cost management program, storm costs and interest expense, partially offset by approved Delaware electric DSIC and natural gas rates, and favorable weather conditions at Delaware electric and natural gas service territories.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	(Decrease) Increase			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$—	$—	$—	$2	$2	$4
Volume	—	(1)	(1)	1	(1)	—
Distribution	2	—	2	8	10	18
Transmission	3	—	3	5	—	5
Other	—	—	—	—	1	1
	5	(1)	4	16	12	28
Regulatory required programs	21	8	29	54	25	79
Total increase	$26	$7	$33	$70	$37	$107
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

DPL

Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended June 30, 2026 compared to the same period in 2025, Operating revenues related to weather remained relatively consistent. During the six months ended June 30, 2026 compared to the same period in 2025, Operating revenues related to weather increased due to favorable weather conditions in DPL's Delaware electric and natural gas service territories.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL's Delaware service territory for the three and six months ended June 30, 2026, compared to same periods in 2025 and normal weather consisted of the following:

	Three Months Ended June 30,			% Change
Delaware Electric Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	376	373	439	0.8%	(14.4)%
Cooling Degree-Days	404	390	349	3.6%	15.8%

	Six Months Ended June 30,			% Change
Delaware Electric Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	2,906	2,771	2,844	4.9%	2.2%
Cooling Degree-Days	412	399	350	3.3%	17.7%

	Three Months Ended June 30,			% Change
Delaware Natural Gas Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	376	373	476	0.8%	(21.0)%

	Six Months Ended June 30,			% Change
Delaware Natural Gas Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	2,906	2,771	2,925	4.9%	(0.6)%
Volume, exclusive of the effects of weather, remained relatively consistent for the three and six months ended June 30, 2026 compared to the same periods in 2025.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2026	2025			2026	2025
Residential	692	675	2.5%	3.0%	1,666	1,605	3.8%	1.9%
Small commercial & industrial	354	369	(4.1)%	(3.8)%	721	723	(0.3)%	(1.0)%
Large commercial & industrial	754	766	(1.6)%	(1.3)%	1,441	1,456	(1.0)%	(1.1)%
Public authorities & electric railroads	(16)	9	(277.8)%	(287.3)%	(10)	15	(166.7)%	(163.3)%
Total electric retail deliveries(a)	1,784	1,819	(1.9)%	(1.6)%	3,818	3,799	0.5%	(0.5)%

DPL

	At June 30,
Number of Total Electric Customers (Maryland and Delaware)	2026	2025
Residential	496,515	492,999
Small commercial & industrial	65,710	65,177
Large commercial & industrial	1,295	1,253
Public authorities & electric railroads	626	628
Total	564,146	560,057
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2026	2025			2026	2025
Residential	729	803	(9.2)%	(8.8)%	5,407	5,393	0.3%	(3.4)%
Small commercial & industrial	482	535	(9.9)%	(10.0)%	2,606	2,502	4.2%	—%
Large commercial & industrial	400	405	(1.2)%	(1.3)%	833	837	(0.5)%	(0.5)%
Transportation	1,270	1,282	(0.9)%	(1.3)%	3,297	3,387	(2.7)%	(4.3)%
Total natural gas deliveries(a)	2,881	3,025	(4.8)%	(5.1)%	12,143	12,119	0.2%	(2.7)%

	At June 30,
Number of Delaware Natural Gas Customers	2026	2025
Residential	131,951	131,332
Small commercial & industrial	10,207	10,146
Large commercial & industrial	14	14
Transportation	160	161
Total	142,332	141,653
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue remained relatively consistent for the three months ended June 30, 2026 compared to the same period in 2025. During the six months ended June 30, 2026, compared to the same period in 2025, distribution revenue increased primarily due to Delaware natural gas rates that became effective in 2025 & electric DSIC rates that became effective in 2026.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three and six months ended June 30, 2026 compared to the same period in 2025, transmission revenue increased due to increases in underlying costs and capital investments.
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

DPL

See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The decrease of $23 million and $64 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, and materials(a)	$9	$12
BSC and PHISCO costs	5	5
Storm-related costs	(2)	3
Credit loss expense	(1)	(3)
Other	1	2
	12	19
Regulatory required programs(b)	5	11
Total increase	$17	$30
__________
(a)Reflects severance related to the cost management program.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$4	$7
Regulatory asset amortization	—	(1)
Regulatory required programs(b)	—	1
Total increase	$4	$7
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information

Taxes other than income taxes increased by $4 million and $9 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to an increase in property taxes.
Effective income tax rates were 23.5% and 22.0% for the three months ended June 30, 2026 and 2025, respectively, and 23.1% and 22.9% for the six months ended June 30, 2026 and 2025, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Operating revenues	$401	$384	$17	$822	$757	$65
Operating expenses
Purchased power	187	173	(14)	392	329	(63)
Operating and maintenance	99	95	(4)	192	185	(7)
Depreciation and amortization	63	62	(1)	128	127	(1)
Taxes other than income taxes	3	3	—	5	5	—
Total operating expenses	352	333	(19)	717	646	(71)
Operating income	49	51	(2)	105	111	(6)
Other income and (deductions)
Interest expense, net	(22)	(20)	(2)	(44)	(41)	(3)
Other, net	3	2	1	5	6	(1)
Total other income and (deductions)	(19)	(18)	(1)	(39)	(35)	(4)
Income before income taxes	30	33	(3)	66	76	(10)
Income taxes	8	9	1	17	20	3
Net income	$22	$24	$(2)	$49	$56	$(7)

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025. Net income decreased by $2 million primarily due to an increase in severance costs related to the cost management program, partially offset by an increase in approved distribution and transmission rates.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025. Net income decreased by $7 million primarily due to an increase in depreciation and interest expense, storm costs, and severance costs related to the cost management program, partially offset by an increase in approved distribution and transmission rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase	Increase
Distribution	$8	$7
Transmission	6	9
Other	—	—
	14	16
Regulatory required programs	3	49
Total increase	$17	$65
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

ACE

	At June 30,
Number of Electric Customers	2026	2025
Residential	511,568	508,775
Small commercial & industrial	63,070	62,817
Large commercial & industrial	2,665	2,803
Public authorities & electric railroads	767	729
Total	578,070	575,124
Distribution Revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 due to approved distribution rates that became effective in December 2025 as well as an increase in customer growth.
Transmission Revenues Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to increases in underlying costs and capital investment.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $14 million and $63 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, and materials(a)	$8	$6
BSC and PHISCO costs	3	4
Storm-related costs	(1)	3
Pension and non-pension postretirement benefits expense	—	(1)
Credit Loss Expense	—	(2)
Other	—	2
	10	12

Regulatory required programs	(6)	(4)
Total increase	$4	$8
_________
(a)Reflects severance related to cost management program.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$4	$5
Regulatory asset amortization	4	8
Regulatory required programs	(7)	(12)
Total increase	$1	$1
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Effective income tax rates were 26.7% and 27.3% for the three months ended June 30, 2026 and 2025, respectively, and 25.8% and 26.3% for the six months ended June 30, 2026 and 2025, respectively. See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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

The following table provides a summary of the change in cash flows from operating activities for the six months ended June 30, 2026 and 2025 by Registrant:

Increase in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$15	$29	$(5)	$38	$(59)	$(48)	$(5)	$(7)
Adjustments to reconcile net income to cash:
Non-cash operating activities	109	(113)	334	161	99	56	19	38
Collateral received, net	58	84	(6)	(7)	(14)	(2)	(4)	(9)
Income taxes	(137)	(11)	(280)	(175)	(3)	19	(12)	(9)
Pension and non-pension postretirement benefit contributions	(54)	(32)	(4)	(7)	(11)	2	—	(12)
Regulatory assets and liabilities, net	(580)	(704)	(72)	106	85	39	18	25
Changes in working capital and other assets and liabilities	1,547	1,227	48	(53)	152	87	53	(2)
Increase in cash flows from operating activities	$958	$480	$15	$63	$249	$153	$69	$24
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
•Changes in collateral depended upon whether the Registrant was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties remained relatively consistent comparing the six months ended June 30, 2026 to the six months ended June 30, 2025. See Note 8 — Derivative Financial Instruments for additional information.
•See Note 6 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in Pension and non-pension postretirement benefit contributions relates to Exelon's increased contributions to the Qualified Plans during the six months ended June 30, 2026. See Note 12 — Retirement Benefits of the 2025 Form 10-K for additional information.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differing from the recovery period of those costs. ComEd recognized a reduction in regulatory liabilities of $670 million and an increase in regulatory assets of $150 million related to CMCs for the six months ended June 30, 2026 and a decrease in regulatory assets of $20 million related to CMCs for the six months ended June 30, 2025. Included within the change in 2026 are payments for CMC nuclear production tax credits, which relate to a decrease in Accounts Receivable. ComEd's energy efficiency program recognized changes of $206 million and $191 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, ComEd recognized changes in the distributed generation rebates programs of $70 million and $35 million for the six months ended June 30, 2026 and 2025, respectively. Also included within the changes is energy efficiency and demand response programs spend for DPL and ACE of $2 million and $35 million for the six months ended June 30, 2026 and $7 million, and $16 million for the six months ended June 30, 2025, respectively. BGE and Pepco had no energy efficiency and demand response programs spend recorded to the regulatory asset for the six months ended June 30, 2026 and $41 million and $16 million for six months ended June 30, 2025. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the six months ended June 30, 2026 and 2025.
•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $1,360 million and $1,547 million, respectively. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the six months ended June 30, 2026, the established pricing has resulted in ComEd receiving payments from nuclear-powered generating facilities, which is reported within the cash flows from operations as a change in Accounts receivable. This change corresponds to a change in the Carbon mitigation credit regulatory mechanism. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the six months ended June 30, 2026 and 2025 by Registrant:

(Decrease) increase in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(599)	$(482)	$(132)	$(18)	$46	$(48)	$(23)	$(44)
Proceeds from sales of assets	(2)	—	—	—	(2)	(2)	—	—
Changes in intercompany money pool	—	—	—	—	—	(95)	—	—
Other investing activities	3	2	(11)	—	1	—	1	1
(Decrease) increase in cash flows from investing activities	$(598)	$(480)	$(143)	$(18)	$45	$(145)	$(22)	$(43)
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
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the six months ended June 30, 2026 and 2025 by Registrant:

Increase (decrease) in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$1,381	$36	$70	$175	$(280)	$(252)	$13	$(41)
Long-term debt, net	(993)	200	—	(75)	50	100	(50)	—
Changes in intercompany money pool	—	—	—	—	15	—	47	48
Issuance of common stock	209	—	—	—	—	—	—	—
Dividends paid on common stock	(52)	(30)	—	(31)	—	37	4	4
Distributions to member	—	—	—	—	45	—	—	—
Contributions from parent/member	—	169	4	474	(116)	113	(54)	(3)
Other financing activities	12	(7)	—	(1)	—	(2)	—	(1)
Increase (decrease) in cash flows from financing activities	$557	$368	$74	$542	$(286)	$(4)	$(40)	$7
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
•Issuance of common stock relates to issuances of Exelon common stock during the second quarter of 2026. See Note 12 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
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
During the six months ended June 30, 2026, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Senior Notes	3.40%	April 15, 2026	$750
ComEd	First Mortgage Bonds	2.55%	June 15, 2026	$500
BGE	Senior Notes	2.40%	August 15, 2026	$350
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the six months ended June 30, 2026 and for the third quarter of 2026 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2026	February 12, 2026	March 2, 2026	March 13, 2026	$0.4200
Second Quarter 2026	April 28, 2026	June 4, 2026	June 15, 2026	$0.4200
Third Quarter 2026	July 28, 2026	September 4, 2026	September 15, 2026	$0.4200
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2026. The 2026 quarterly dividend will be $0.42 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.2 billion was available to support additional commercial paper as of June 30, 2026, and of which no financial institution has more than 6.2% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the six months ended June 30, 2026 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 9 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2025 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
At-the-Market Program
On May 2, 2025, Exelon executed an equity distribution agreement ("2025 Equity Distribution Agreement"), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $2.5 billion through May 2, 2028. Exelon has no obligation to offer or sell any shares of Common stock under the 2025 Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the 2025 Equity Distribution Agreement. Exelon issued the following shares of Common stock in the second quarter of 2026:

Effective Period	Shares Issued (in millions)	Weighted-Average Net Price	Net Proceeds (a) (in millions)
Q2 2026 (b)	8.7	$44.03	$382
_________
(a)Proceeds were used for general corporate purposes.
(b)In Q2 2026, Exelon settled all forward sale agreements with a November 16, 2026 maturity date and a portion of the forward sale agreements with December 15, 2026 and July 30, 2027 maturity dates that were entered into by various forward sellers under the ATM program as outlined below.
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
No amounts have been or will be recorded on Exelon's balance sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the three and six months ended June 30, 2026 June 30, 2026, approximately 18.4 million shares under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.
Inclusive of the impact of the forward sale agreements, $1.0 billion of Common stock remained available for sale pursuant to the ATM program as of June 30, 2026.
On July 6, 2026, Exelon settled an additional forward agreement that was entered into under the 2025 ATM program. Exelon issued approximately 2.3 million shares of Common stock at a weighted-average net price of $43.29 per share. The net proceeds from the issuance were $101 million, which will be used for general corporate purposes.
Incremental Collateral Requirements
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at June 30, 2026 and available credit facility capacity prior to any incremental collateral at June 30, 2026:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$25	$—	$982
PECO	7	26	514
BGE	3	16	573
Pepco	—	—	297
DPL	—	13	267
ACE	—	—	297
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of June 30, 2026, the most recent estimates of capital expenditures for plant additions and improvements for 2026 are as follows:

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
Credit Facilities
Exelon Corporate, ComEd, and BGE meet their short-term liquidity needs primarily through commercial paper issuances. PECO also utilizes commercial paper, supplemented by borrowings from the Exelon intercompany money pool. Pepco, DPL, and ACE similarly rely on commercial paper, along with borrowings from the PHI intercompany money pool. PHI Corporate meets its short-term liquidity needs through borrowings from the Exelon intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.
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
The credit ratings for Exelon, ComEd, PECO, PHI, Pepco, DPL, and ACE did not change for the six months ended June 30, 2026. On April 30, 2026, S&P lowered its long-term issuer credit rating and senior unsecured debt rating for BGE from 'A' to 'A-', and its short-term commercial paper rating for BGE from 'A-1' to 'A-2'. On July 15, 2026, Moody's lowered PECO's long-term issuer rating from 'A2' to 'A3', its senior secured debt rating from 'Aa3' to 'A1', and short-term commercial paper rating from 'P-1' to 'P-2'.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of June 30, 2026, are presented in the following table:

	During the Six Months Ended June 30, 2026		At June 30, 2026
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$502	$—	$399
PECO	343	(63)	—
BSC	—	(461)	(360)
PHI Corporate	—	(134)	(92)
PCI	65	—	53

	During the Six Months Ended June 30, 2026		At June 30, 2026
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$116	$—	$95
DPL	—	(85)	(47)
ACE	—	(66)	(48)
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
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At June 30, 2026
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd	FERC	December 31, 2027	$2,500	ICC	January 1, 2027, May 1, 2027, & January 1, 2029	$2,968
PECO	FERC	December 31, 2027	1,500	PAPUC	December 31, 2027	1,850
BGE	FERC	December 31, 2027	900	MDPSC	N/A	925
Pepco(a)	FERC	December 31, 2027	700	MDPSC / DCPSC	December 31, 2028	800
DPL(a)	FERC	December 31, 2027	700	MDPSC / DEPSC	December 31, 2028	625
ACE(b)	NJBPU	January 1, 2028	350	NJBPU	December 31, 2026	525
__________

(a)The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DCPSC and DEPSC have an expiration date of December 31, 2028.
(b)On June 4, 2026, ACE filed an application with the NJBPU to extend their long-term financing authority through December 31, 2028. ACE expects approval of their application by November 20, 2026.

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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2026	2027	2028	2029	2030	2031 and Beyond
Prices based on model or other valuation methods (Level 3)	$(9)	$(23)	$(23)	$(23)	$(22)	$(28)	$(128)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
Credit Risk (All Registrants)
Credit risk for the Utility Registrants is governed by credit and collection policies, which are aligned with state regulatory requirements. The Utility Registrants are currently obligated to provide service to all electric customers within their franchised territories. The Utility Registrants record an allowance for credit losses, based upon historical experience, current information, and forward-looking risk factors, to provide for the potential loss from nonpayment by these customers. The Utility Registrants will monitor nonpayment from customers and will make any necessary adjustments to the allowance for credit losses. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements of the 2025 Form 10-K for the allowance for credit losses policy. The Utility Registrants did not have any customers representing over 10% of their revenues as of June 30, 2026. See Note 2 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information.
ITEM 4.    CONTROLS AND PROCEDURES
During the second quarter of 2026, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this report, pursuant to Exchange Act Rules 13a‑15(b) and 15d‑15(b). These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of June 30, 2026, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective (Item 307 of Regulation S‑K).
Changes in Internal Control Over Financial Reporting
The Registrants continually strive to improve disclosure controls and procedures to enhance the quality of financial reporting and to maintain dynamic systems that change as conditions warrant. During the first quarter of 2026, a new ERP system was implemented for a majority of the financial accounting systems, which is expected to improve the efficiency of certain financial and related transaction processes. As part of the implementation of the ERP, the Registrants modified certain existing internal controls and implemented certain new controls in order to align the financial accounting processes with the new ERP system. The Registrants do not believe that any of these modifications or new controls have materially affected, or are reasonably likely to affect, internal control over financial reporting. There have been no other changes in internal control over financial reporting that occurred during the three and six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At June 30, 2026, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2025 Form 10-K in ITEM 1A. RISK FACTORS.
ITEM 5.    OTHER INFORMATION
All Registrants
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026, except as follows:
On June 9, 2026, Calvin G. Butler, Jr., President and Chief Executive Officer, Exelon Corporation, terminated a Rule 10b5-1 trading arrangement he had previously adopted on March 13, 2026, which was intended to satisfy the affirmative defense of Rule 10b5-1(c). As of the date of termination of the trading arrangement, Mr. Butler had not sold any shares of common stock under its terms.
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
(4) Instruments Defining the Rights of Securities Holders, Including Indentures

Commonwealth Edison Company
Exhibit No.	Description	Location
4-1	Supplemental Indenture dated as of May 1, 2026, from ComEd to The Bank of New York Mellon Trust Company, N.A., as trustee	File No. 001-01839, Form 8-K dated May 14, 2026, Exhibit 4.1

Baltimore Gas and Electric Company
Exhibit No.	Description	Location
4-2	Form of 5.150% Notes due 2033 issued May 22, 2026 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated May 22, 2026, Exhibit 4.1
4-3	Form of 6.050% Notes due 2056 issued May 22, 2026 by Baltimore Gas and Electric Company	File No. 001-01910, Form 8-K dated May 22, 2026, Exhibit 4.2

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 filed by the following officers for the following companies:

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
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 filed by the following officers for the following companies:

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
July 30, 2026

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
July 30, 2026

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
July 30, 2026

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

/s/ CAROLINE FULGINITI
Caroline Fulginiti
Vice President and Assistant Controller, Exelon (Principal Accounting Officer, BGE)
July 30, 2026

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
July 30, 2026

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
July 30, 2026

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
July 30, 2026

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
July 30, 2026