Form 10-Q
period 2026-09-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2026-10-30
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of September 30, 2026 was:

Exelon Corporation Common Stock, without par value	1,034,896,686
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,427
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Pepco Energy Services or PES	Pepco Energy Services, Inc. and its subsidiaries
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation and Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon as of December 31, 2021 prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2025 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2025 Annual Report on Form 10-K
ABO	Accumulated Benefit Obligation
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ATM	At the market
BGS	Basic Generation Service
BSA	Bill Stabilization Adjustment
CEJA	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
Convertible Senior Notes	Exelon's 3.25% Convertible Senior Notes due 2029
CMC	Carbon Mitigation Credit
CRGA	Clean and Reliable Grid Affordability Act
CODMs	Chief Operating Decision Makers
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPA	Deferred Prosecution Agreement
DSIC	Distribution System Improvement Charge
EDIT	Excess Deferred Income Taxes
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GWhs	Gigawatt hours
ICC	Illinois Commerce Commission
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRA	Inflation Reduction Act
IRC	Internal Revenue Code
IRS	Internal Revenue Service
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MRP	Multi-Year Rate Plan
MWh	Megawatt hour
N/A	Not Applicable
NAV	Net Asset Value
NJBPU	New Jersey Board of Public Utilities
NOLC	Tax Net Operating Loss Carryforward
NPNS	Normal Purchase Normal Sale scope exception

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
NPS	National Park Service
NRD	Natural Resources Damages
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PJM	PJM Interconnection, LLC
PLR	Private Letter Ruling
PP&E	Property, Plant, and Equipment
PRPs	Potentially Responsible Parties
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to regulatory agreements with the ICC and PAPUC
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on Equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
TCJA	Tax Cuts and Jobs Act
USAO	United States Attorney's Office for the Northern District of Illinois

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$7,103	$6,690	$18,971	$17,872
Natural gas operating revenues	251	235	1,695	1,595
Revenues from alternative revenue programs	(35)	(220)	(138)	(621)
Total operating revenues	7,319	6,705	20,528	18,846
Operating expenses
Purchased power	2,865	2,645	7,380	6,640
Purchased fuel	52	47	524	471
Operating and maintenance	1,564	1,172	4,416	3,840
Depreciation and amortization	991	912	2,910	2,717
Taxes other than income taxes	468	429	1,335	1,216
Total operating expenses	5,940	5,205	16,565	14,884
Gain on sale of assets	—	—	—	1
Operating income	1,379	1,500	3,963	3,963
Other income and (deductions)
Interest expense, net	(587)	(531)	(1,702)	(1,560)
Interest expense to affiliates	(6)	(7)	(19)	(18)
Other, net	97	68	256	185
Total other income and (deductions)	(496)	(470)	(1,465)	(1,393)
Income before income taxes	883	1,030	2,498	2,570
Income taxes	154	155	454	396
Net income attributable to common shareholders	$729	$875	$2,044	$2,174

Comprehensive income, net of income taxes
Net income	$729	$875	$2,044	$2,174
Other comprehensive income, net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	7	5	21	16
Pension and non-pension postretirement benefit plans valuation adjustments	—	—	3	5
Unrealized gain (loss) on cash flow hedges	10	(2)	5	(16)
Other comprehensive income	17	3	29	5
Comprehensive income attributable to common shareholders	$746	$878	$2,073	$2,179

Average shares of common stock outstanding:
Basic	1,035	1,011	1,028	1,010
Assumed exercise and/or distributions of stock-based awards(a)	2	2	2	1
Diluted	1,037	1,013	1,030	1,011

Earnings per average common share
Basic	$0.70	$0.87	$1.99	$2.15
Diluted	$0.70	$0.86	$1.98	$2.15
__________
(a)The dilutive effects of stock-based compensation awards are calculated using the treasury stock method for all periods presented.

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$2,044	$2,174
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	2,912	2,719
Gain on sales of assets	—	(1)
Asset disallowances, impairments and write-offs	232	—
Deferred income taxes and amortization of investment tax credits	564	293
Net fair value changes related to derivatives	—	3
Other non-cash operating activities	594	1,088
Changes in assets and liabilities:
Accounts receivable	379	(422)
Inventories	(96)	(41)
Accounts payable and accrued expenses	(1)	165
Collateral received (paid), net	39	(25)
Income taxes	(136)	19
Regulatory assets and liabilities, net	(1,063)	(390)
Pension and non-pension postretirement benefit contributions	(370)	(313)
Other assets and liabilities	306	(259)
Net cash flows provided by operating activities	5,404	5,010
Cash flows from investing activities
Capital expenditures	(6,799)	(6,095)
Proceeds from sales of assets	—	2
Other investing activities	12	(7)
Net cash flows used in investing activities	(6,787)	(6,100)
Cash flows from financing activities
Changes in short-term borrowings	(178)	(779)
Proceeds from short-term borrowings with maturities greater than 90 days	500	—
Issuance of long-term debt	4,425	4,925
Retirement of long-term debt	(1,600)	(807)
Issuance of common stock	483	173
Dividends paid on common stock	(1,294)	(1,212)
Proceeds from employee stock plans	37	24
Other financing activities	(71)	(75)
Net cash flows provided by financing activities	2,302	2,249
Increase in cash, restricted cash, and cash equivalents	919	1,159
Cash, restricted cash, and cash equivalents at beginning of period	1,201	939
Cash, restricted cash, and cash equivalents at end of period	$2,120	$2,098

Supplemental cash flow information
Decrease in capital expenditures not paid	(4)	(12)
Decrease in PP&E related to ARO update	(4)	(5)
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,469	$626
Restricted cash and cash equivalents	602	525
Accounts receivable
Customer accounts receivable	3,669	3,732
Customer allowance for credit losses	(507)	(435)
Customer accounts receivable, net	3,162	3,297
Other accounts receivable	1,574	1,879
Other allowance for credit losses	(96)	(94)
Other accounts receivable, net	1,478	1,785
Inventories, net
Fossil fuel	99	88
Materials and supplies	863	780
Regulatory assets	1,278	1,359
Prepaid renewable energy credits	466	563
Other	523	523
Total current assets	9,940	9,546
Property, plant, and equipment (net of accumulated depreciation and amortization of $21,437 and $20,080 as of September 30, 2026 and December 31, 2025, respectively)	88,557	84,318
Deferred debits and other assets
Regulatory assets	9,560	9,214
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	5,196	4,755
Investments	336	312
Other	2,018	1,795
Total deferred debits and other assets	23,740	22,706
Total assets	$122,237	$116,570
See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$934	$612
Long-term debt due within one year	1,078	1,665
Accounts payable	3,711	3,721
Accrued expenses	1,692	1,582
Payables to affiliates	5	5
Customer deposits	609	533
Regulatory liabilities	551	1,128
Mark-to-market derivative liabilities	21	30
Unamortized energy contract liabilities	4	5
Renewable energy credit obligations	364	473
Other	675	577
Total current liabilities	9,644	10,331
Long-term debt	50,791	47,413
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	14,596	13,715
Regulatory liabilities	11,684	11,016
Pension obligations	1,428	1,749
Non-pension postretirement benefit obligations	572	546
Asset retirement obligations	318	321
Mark-to-market derivative liabilities	96	106
Unamortized energy contract liabilities	13	16
Other	2,573	2,169
Total deferred credits and other liabilities	31,280	29,638
Total liabilities	92,105	87,772
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 1,035 shares and 1,023 shares outstanding as of September 30, 2026 and December 31, 2025, respectively)	22,663	22,106
Treasury stock, at cost (2 shares as of September 30, 2026 and December 31, 2025)	(123)	(123)
Retained earnings	8,325	7,577
Accumulated other comprehensive loss, net	(733)	(762)
Total shareholders’ equity	30,132	28,798
Total liabilities and shareholders’ equity	$122,237	$116,570

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2026
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance at December 31, 2025	1,024,401	$22,106	$(123)	$7,577	$(762)	$28,798
Net income	—	—	—	919	—	919
Long-term incentive plan activity	338	10	—	—	—	10
Employee stock purchase plan activity	302	13	—	—	—	13
Common stock dividends ($0.42/common share)	—	—	—	(431)	—	(431)
Other comprehensive income, net of income taxes	—	—	—	—	6	6
Balance at March 31, 2026	1,025,041	$22,129	$(123)	$8,065	$(756)	$29,315
Net income	—	—	—	396	—	396
Long-term incentive plan activity	51	14	—	—	—	14
Employee stock purchase plan activity	317	15	—	—	—	15
Issuance of common stock	8,682	382	—	—	—	382
Common stock dividends ($0.42/common share)	—	—	—	(430)	—	(430)
Other comprehensive income, net of income taxes	—	—	—	—	6	6
Balance at June 30, 2026	1,034,091	$22,540	$(123)	$8,031	$(750)	$29,698
Net income	—	—	—	729	—	729
Long-term incentive plan activity	13	7	—	—	—	7
Employee stock purchase plan activity	302	15	—	—	—	15
Issuance of common stock	2,327	101	—	—	—	101
Common stock dividends ($0.42/common share)	—	—	—	(435)	—	(435)
Other comprehensive income, net of income taxes	—	—	—	—	17	17
Balance at September 30, 2026	1,036,733	$22,663	$(123)	$8,325	$(733)	$30,132

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

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$2,483	$2,479	$6,415	$6,682
Revenues from alternative revenue programs	(15)	(206)	(62)	(525)
Operating revenues from affiliates	2	2	15	19
Total operating revenues	2,470	2,275	6,368	6,176
Operating expenses
Purchased power	783	806	1,814	2,044
Operating and maintenance	359	313	1,033	958
Operating and maintenance from affiliates	105	96	317	296
Depreciation and amortization	438	395	1,258	1,162
Taxes other than income taxes	133	107	345	303
Total operating expenses	1,818	1,717	4,767	4,763
Operating income	652	558	1,601	1,413
Other income and (deductions)
Interest expense, net	(146)	(132)	(418)	(385)
Interest expense to affiliates, net	(3)	(3)	(10)	(10)
Other, net	43	33	116	86
Total other income and (deductions)	(106)	(102)	(312)	(309)
Income before income taxes	546	456	1,289	1,104
Income taxes	140	83	324	201
Net income	$406	$373	$965	$903
Comprehensive income	$406	$373	$965	$903

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$965	$903
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,258	1,162
Deferred income taxes and amortization of investment tax credits	220	21
Other non-cash operating activities	159	634
Changes in assets and liabilities:
Accounts receivable	595	(347)
Receivables from and payables to affiliates, net	(13)	(16)
Inventories	(39)	12
Accounts payable and accrued expenses	138	112
Collateral paid, net	(9)	(31)
Income taxes	6	66
Regulatory assets and liabilities, net	(1,026)	(128)
Pension and non-pension postretirement benefit contributions	(223)	(192)
Other assets and liabilities	63	(136)
Net cash flows provided by operating activities	2,094	2,060
Cash flows from investing activities
Capital expenditures	(2,522)	(1,970)
Other investing activities	8	5
Net cash flows used in investing activities	(2,514)	(1,965)
Cash flows from financing activities
Changes in short-term borrowings	—	(36)
Issuance of long-term debt	1,425	725
Retirement of long-term debt	(500)	—
Dividends paid on common stock	(654)	(610)
Contributions from parent	380	108
Other financing activities	(15)	(7)
Net cash flows provided by financing activities	636	180
Increase in cash, restricted cash, and cash equivalents	216	275
Cash, restricted cash, and cash equivalents at beginning of period	663	632
Cash, restricted cash, and cash equivalents at end of period	$879	$907

Supplemental cash flow information
Increase in capital expenditures not paid	$46	$74
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$300	$159
Restricted cash and cash equivalents	530	454
Accounts receivable
Customer accounts receivable	1,093	1,058
Customer allowance for credit losses	(105)	(115)
Customer accounts receivable, net	988	943
Other accounts receivable	475	1,155
Other allowance for credit losses	(26)	(23)
Other accounts receivable, net	449	1,132
Receivables from affiliates	5	5
Inventories, net	305	268
Regulatory assets	602	595
Other	296	217
Total current assets	3,475	3,773
Property, plant, and equipment (net of accumulated depreciation and amortization of $8,825 and $8,291 as of September 30, 2026 and December 31, 2025, respectively)	33,977	32,255
Deferred debits and other assets
Regulatory assets	2,970	2,687
Goodwill	2,625	2,625
Receivable related to Regulatory Agreement Units	4,598	4,313
Investments	7	6
Prepaid pension asset	1,436	1,284
Other	1,450	1,342
Total deferred debits and other assets	13,086	12,257
Total assets	$50,538	$48,285
See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$350	$500
Accounts payable	1,255	1,033
Accrued expenses	451	474
Payables to affiliates	68	81
Customer deposits	246	192
Regulatory liabilities	197	846
Mark-to-market derivative liabilities	21	25
Other	344	288
Total current liabilities	2,932	3,439
Long-term debt	13,317	12,253
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	6,107	5,828
Regulatory liabilities	9,726	9,163
Asset retirement obligations	199	193
Non-pension postretirement benefit obligations	160	151
Mark-to-market derivative liabilities	96	106
Other	1,499	1,341
Total deferred credits and other liabilities	17,787	16,782
Total liabilities	34,242	32,680
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	11,399	11,019
Retained earnings	3,309	2,998
Total shareholders’ equity	16,296	15,605
Total liabilities and shareholders’ equity	$50,538	$48,285

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2026
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2025	$1,588	$11,019	$2,998	$15,605
Net income	—	—	310	310
Common stock dividends	—	—	(218)	(218)
Contributions from parent	—	256	—	256
Balance at March 31, 2026	$1,588	$11,275	$3,090	$15,953
Net income	—	—	249	249
Common stock dividends	—	—	(219)	(219)
Contributions from parent	—	—	—	—
Balance at June 30, 2026	$1,588	$11,275	$3,120	$15,983
Net income	—	—	406	406
Common stock dividends	—	—	(217)	(217)
Contributions from parent	—	124	—	124
Balance at September 30, 2026	$1,588	$11,399	$3,309	$16,296

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2024	$1,588	$10,628	$2,664	$14,880
Net income	—	—	302	302
Common stock dividends	—	—	(203)	(203)
Contributions from parent	—	87	—	87
Balance at March 31, 2025	$1,588	$10,715	$2,763	$15,066
Net income	—	—	228	228
Common stock dividends	—	—	(204)	(204)
Contributions from parent	—	—	—	—
Balance at June 30, 2025	$1,588	$10,715	$2,787	$15,090
Net income	—	—	373	373
Common stock dividends	—	—	(203)	(203)
Contributions from parent	—	21	—	21
Balance at September 30, 2025	$1,588	$10,736	$2,957	$15,281
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$1,150	$1,093	$3,157	$2,932
Natural gas operating revenues	84	82	614	578
Revenues from alternative revenue programs	1	2	10	(6)
Operating revenues from affiliates	5	3	13	9
Total operating revenues	1,240	1,180	3,794	3,513
Operating expenses
Purchased power	475	428	1,278	1,093
Purchased fuel	19	18	217	195
Operating and maintenance	258	183	760	690
Operating and maintenance from affiliates	55	58	189	182
Depreciation and amortization	126	115	373	336
Taxes other than income taxes	73	69	204	183
Total operating expenses	1,006	871	3,021	2,679
Operating income	234	309	773	834
Other income and (deductions)
Interest expense, net	(74)	(63)	(213)	(179)
Interest expense to affiliates, net	(2)	(2)	(6)	(9)
Other, net	15	11	39	29
Total other income and (deductions)	(61)	(54)	(180)	(159)
Income before income taxes	173	255	593	675
Income taxes	8	5	31	23
Net income	$165	$250	$562	$652
Comprehensive income	$165	$250	$562	$652
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$562	$652
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	373	336
Deferred income taxes and amortization of investment tax credits	280	(60)
Other non-cash operating activities	49	69
Changes in assets and liabilities:
Accounts receivable	(179)	(94)
Receivables from and payables to affiliates, net	(1)	(8)
Inventories	(15)	(8)
Accounts payable and accrued expenses	100	(4)
Collateral (paid) received, net	—	6
Income taxes	(269)	13
Regulatory assets and liabilities, net	(48)	(26)
Pension and non-pension postretirement benefit contributions	(13)	(11)
Other assets and liabilities	3	(10)
Net cash flows provided by operating activities	842	855
Cash flows from investing activities
Capital expenditures	(1,469)	(1,334)
Changes in Exelon intercompany money pool	(301)	(222)
Other investing activities	(10)	1
Net cash flows used in investing activities	(1,780)	(1,555)
Cash flows from financing activities
Changes in short-term borrowings	—	(192)
Issuance of long-term debt	750	1,050
Dividends paid on common stock	(410)	(410)
Contributions from parent	594	578
Other financing activities	(5)	(10)
Net cash flows provided by financing activities	929	1,016
(Decrease) increase in cash, restricted cash, and cash equivalents	(9)	316
Cash, restricted cash, and cash equivalents at beginning of period	116	48
Cash, restricted cash, and cash equivalents at end of period	$107	$364

Supplemental cash flow information
Increase in capital expenditures not paid	$30	$81
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$107	$116
Accounts receivable
Customer accounts receivable	709	811
Customer allowance for credit losses	(135)	(137)
Customer accounts receivable, net	574	674
Other accounts receivable	364	144
Other allowance for credit losses	(16)	(18)
Other accounts receivable, net	348	126
Receivables from affiliates	1	—
Inventories, net
Fossil fuel	45	43
Materials and supplies	96	83
Prepaid utility taxes	16	—
Prepaid renewable energy credits	29	55
Regulatory assets	111	72
Other	328	34
Total current assets	1,655	1,203
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,228 and $4,131 as of September 30, 2026 and December 31, 2025, respectively)	17,076	15,922
Deferred debits and other assets
Regulatory assets	1,430	1,275
Receivable related to Regulatory Agreement Units	598	442
Investments	49	45
Prepaid pension asset	445	441
Other	61	34
Total deferred debits and other assets	2,583	2,237
Total assets	$21,314	$19,362
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Accounts payable	799	811
Accrued expenses	371	483
Payables to affiliates	35	35
Customer deposits	107	93
Renewable energy credit obligations	30	56
Regulatory liabilities	129	140
Other	60	40
Total current liabilities	1,531	1,658
Long-term debt	7,143	6,396
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,021	2,594
Regulatory liabilities	604	449
Asset retirement obligations	25	26
Non-pension postretirement benefit obligations	291	286
Other	109	109
Total deferred credits and other liabilities	4,050	3,464
Total liabilities	12,908	11,702
Commitments and contingencies
Shareholder’s equity
Common stock	5,816	5,222
Retained earnings	2,590	2,438
Total shareholder’s equity	8,406	7,660
Total liabilities and shareholder's equity	$21,314	$19,362
See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$5,222	$2,438	$7,660
Net income	—	278	278
Common stock dividends	—	(137)	(137)
Contributions from parent	567	—	567
Balance at March 31, 2026	$5,789	$2,579	$8,368
Net income	—	119	119
Common stock dividends	—	(136)	(136)
Contributions from parent	—	—	—
Balance at June 30, 2026	$5,789	$2,562	$8,351
Net income	—	165	165
Common stock dividends	—	(137)	(137)
Contributions from parent	27	—	27
Balance at September 30, 2026	$5,816	$2,590	$8,406

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$4,645	$2,170	$6,815
Net income	—	266	266
Common stock dividends	—	(137)	(137)
Contributions from parent	563	—	563
Balance at March 31, 2025	$5,208	$2,299	$7,507
Net income	—	136	136
Common stock dividends	—	(136)	(136)
Contributions from parent	—	—	—
Balance at June 30, 2025	$5,208	$2,299	$7,507
Net income	—	250	250
Common stock dividends	—	(137)	(137)
Contributions from parent	15	—	15
Balance at September 30, 2025	$5,223	$2,412	$7,635
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$1,252	$1,102	$3,554	$2,978
Natural gas operating revenues	127	125	883	870
Revenues from alternative revenue programs	(18)	(20)	(35)	(63)
Operating revenues from affiliates	2	2	7	6
Total operating revenues	1,363	1,209	4,409	3,791
Operating expenses
Purchased power	636	547	1,787	1,365
Purchased fuel	14	21	215	219
Operating and maintenance	236	179	716	621
Operating and maintenance from affiliates	56	60	194	186
Depreciation and amortization	161	155	496	473
Taxes other than income taxes	100	93	301	273
Total operating expenses	1,203	1,055	3,709	3,137
Operating income	160	154	700	654
Other income and (deductions)
Interest expense, net	(73)	(64)	(202)	(183)
Other, net	26	15	64	35
Total other income and (deductions)	(47)	(49)	(138)	(148)
Income before income taxes	113	105	562	506
Income taxes	23	23	119	108
Net income	$90	$82	$443	$398
Comprehensive income	$90	$82	$443	$398
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$443	$398
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	496	473
Asset disallowances, impairments and write-offs	37	—
Deferred income taxes and amortization of investment tax credits	220	53
Other non-cash operating activities	95	127
Changes in assets and liabilities:
Accounts receivable	5	34
Receivables from and payables to affiliates, net	(6)	(15)
Inventories	(23)	(10)
Accounts payable and accrued expenses	(14)	88
Collateral received, net	—	2
Income taxes	(176)	19
Regulatory assets and liabilities, net	42	(114)
Pension and non-pension postretirement benefit contributions	(47)	(40)
Other assets and liabilities	74	116
Net cash flows provided by operating activities	1,146	1,131
Cash flows from investing activities
Capital expenditures	(1,224)	(1,211)
Other investing activities	7	7
Net cash flows used in investing activities	(1,217)	(1,204)
Cash flows from financing activities
Changes in short-term borrowings	—	(175)
Issuance of long-term debt	925	650
Retirement of long-term debt	(350)	—
Dividends paid on common stock	(341)	(294)
Contributions from parent	472	531
Other financing activities	(10)	(8)
Net cash flows provided by financing activities	696	704
Increase in cash, restricted cash, and cash equivalents	625	631
Cash, restricted cash, and cash equivalents at beginning of period	220	34
Cash, restricted cash, and cash equivalents at end of period	$845	$665

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$67	$(46)
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$842	$217
Restricted cash and cash equivalents	3	3
Accounts receivable
Customer accounts receivable	889	887
Customer allowance for credit losses	(131)	(68)
Customer accounts receivable, net	758	819
Other accounts receivable	147	100
Other allowance for credit losses	(3)	(4)
Other accounts receivable, net	144	96
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	44	36
Materials and supplies	88	74
Prepaid utility taxes	76	126
Regulatory assets	90	175
Prepaid renewable energy credits	135	189
Other	18	14
Total current assets	2,198	1,750
Property, plant, and equipment (net of accumulated depreciation and amortization of $5,452 and $5,234 as of September 30, 2026 and December 31, 2025, respectively)	15,172	14,385
Deferred debits and other assets
Regulatory assets	790	804
Investments	15	10
Prepaid pension asset	213	194
Other	53	41
Total deferred debits and other assets	1,071	1,049
Total assets	$18,441	$17,184
See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Long-term debt due within one year	$—	$350
Accounts payable	670	640
Accrued expenses	231	352
Payables to affiliates	35	39
Customer deposits	121	125
Regulatory liabilities	48	31
Renewable energy credit obligations	143	194
Other	62	39
Total current liabilities	1,310	1,770
Long-term debt	6,610	5,691
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,509	2,242
Regulatory liabilities	553	595
Asset retirement obligations	33	36
Non-pension postretirement benefit obligations	137	144
Other	113	104
Total deferred credits and other liabilities	3,345	3,121
Total liabilities	11,265	10,582
Commitments and contingencies
Shareholder's equity
Common stock	4,486	4,014
Retained earnings	2,690	2,588
Total shareholder's equity	7,176	6,602
Total liabilities and shareholder's equity	$18,441	$17,184

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Statements of Changes in Shareholder's Equity
(Unaudited)

	Nine Months Ended September 30, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$4,014	$2,588	$6,602
Net income	—	298	298
Common stock dividends	—	(114)	(114)
Contributions from parent	—	—	—
Balance at March 31, 2026	$4,014	$2,772	$6,786
Net income	—	55	55
Common stock dividends	—	(113)	(113)
Contributions from parent	474	—	474
Balance at June 30, 2026	$4,488	$2,714	$7,202
Net income	—	90	90
Common stock dividends	—	(114)	(114)
Distributions to parent	(2)	—	(2)
Balance at September 30, 2026	$4,486	$2,690	$7,176

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,483	$2,403	$5,886
Net income	—	260	260
Common stock dividends	—	(98)	(98)
Contributions from parent	—	—	—
Balance at March 31, 2025	$3,483	$2,565	$6,048
Net income	—	55	55
Common stock dividends	—	(98)	(98)
Contributions from parent	—	—	—
Balance at June 30, 2025	$3,483	$2,522	$6,005
Net income	—	82	82
Common stock dividends	—	(98)	(98)
Contributions from parent	531	—	531
Balance at September 30, 2025	$4,014	$2,506	$6,520
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$2,218	$2,016	$5,846	$5,280
Natural gas operating revenues	40	27	197	148
Revenues from alternative revenue programs	(3)	6	(51)	(27)
Operating revenues from affiliates	5	2	10	7
Total operating revenues	2,260	2,051	6,002	5,408
Operating expenses
Purchased power	971	864	2,501	2,138
Purchased fuel	19	8	92	57
Operating and maintenance	510	290	1,212	876
Operating and maintenance from affiliates	39	45	157	148
Depreciation and amortization	250	234	741	701
Taxes other than income taxes	150	150	445	426
Total operating expenses	1,939	1,591	5,148	4,346
Gain on sale of assets	—	—	—	1
Operating income	321	460	854	1,063
Other income and (deductions)
Interest expense, net	(110)	(102)	(323)	(303)
Interest expense to affiliates, net	(1)	—	(3)	(2)
Other, net	23	18	62	54
Total other income and (deductions)	(88)	(84)	(264)	(251)
Income before income taxes	233	376	590	812
Income taxes	46	85	125	184
Net income	$187	$291	$465	$628
Comprehensive income	$187	$291	$465	$628
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$465	$628
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	741	703
Gain on sales of assets	—	(1)
Asset disallowances, impairments and write-offs	195	—
Deferred income taxes and amortization of investment tax credits	78	93
Other non-cash operating activities	188	172
Changes in assets and liabilities:
Accounts receivable	(52)	(28)
Receivables from and payables to affiliates, net	(8)	(17)
Inventories	(20)	(36)
Accounts payable and accrued expenses	28	21
Collateral received, net	38	1
Income taxes	(2)	(13)
Regulatory assets and liabilities, net	(16)	(88)
Pension and non-pension postretirement benefit contributions	(59)	(47)
Other assets and liabilities	43	(20)
Net cash flows provided by operating activities	1,619	1,368
Cash flows from investing activities
Capital expenditures	(1,521)	(1,552)
Proceeds from sales of long-lived assets	—	2
Other investing activities	5	—
Net cash flows used in investing activities	(1,516)	(1,550)
Cash flows from financing activities
Changes in short-term borrowings	(612)	(364)
Issuance of long-term debt	550	500
Changes in Exelon intercompany money pool	16	1
Distributions to member	(410)	(548)
Contributions from member	486	569
Other financing activities	(21)	(19)
Net cash flows provided by financing activities	9	139
Increase (decrease) in cash, restricted cash, and cash equivalents	112	(43)
Cash, restricted cash, and cash equivalents at beginning of period	141	163
Cash, restricted cash, and cash equivalents at end of period	$253	$120

Supplemental cash flow information
Decrease in capital expenditures not paid	$(132)	$(92)
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$207	$103
Restricted cash and cash equivalents	46	38
Accounts receivable
Customer accounts receivable	976	975
Customer allowance for credit losses	(136)	(115)
Customer accounts receivable, net	840	860
Other accounts receivable	317	292
Other allowance for credit losses	(51)	(49)
Other accounts receivable, net	266	243
Receivables from affiliates	7	14
Inventories, net
Fossil fuel	10	9
Materials and supplies	375	357
Prepaid utility taxes	31	77
Regulatory assets	310	352
Prepaid renewable energy credits	166	201
Other	39	34
Total current assets	2,297	2,288
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,846 and $4,350 as of September 30, 2026 and December 31, 2025, respectively)	21,946	21,377
Deferred debits and other assets
Regulatory assets	1,570	1,556
Goodwill	4,005	4,005
Investments	159	158
Prepaid pension asset	187	199
Other	153	132
Total deferred debits and other assets	6,074	6,050
Total assets	$30,317	$29,715
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$—	$612
Long-term debt due within one year	76	64
Accounts payable	715	816
Accrued expenses	378	359
Payables to affiliates	56	71
Borrowings from Exelon intercompany money pool	96	80
Customer deposits	135	123
Regulatory liabilities	170	103
Unamortized energy contract liabilities	4	5
Renewable energy credit obligations	192	223
Other	158	121
Total current liabilities	1,980	2,577
Long-term debt	10,058	9,526
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,524	3,391
Regulatory liabilities	716	722
Asset retirement obligations	56	62
Non-pension postretirement benefit obligations	15	24
Unamortized energy contract liabilities	13	16
Other	435	418
Total deferred credits and other liabilities	4,759	4,633
Total liabilities	16,797	16,736
Commitments and contingencies
Member's equity
Membership interest	13,616	13,130
Undistributed losses	(96)	(151)
Total member's equity	13,520	12,979
Total liabilities and member's equity	$30,317	$29,715
See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Changes in Member's Equity
(Unaudited)

	Nine Months Ended September 30, 2026
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2025	$13,130	$(151)	$12,979
Net income	—	169	169
Distributions to member	—	(139)	(139)
Contributions from member	275	—	275
Balance at March 31, 2026	$13,405	$(121)	$13,284
Net income	—	109	109
Distributions to member	—	(108)	(108)
Contributions from member	131	—	131
Balance at June 30, 2026	$13,536	$(120)	$13,416
Net income	—	187	187
Distributions to member	—	(163)	(163)
Contributions from member	80	—	80
Balance at September 30, 2026	$13,616	$(96)	$13,520

	Nine Months Ended September 30, 2025
(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance at December 31, 2024	$12,562	$(240)	$12,322
Net income	—	194	194
Distributions to member	—	(132)	(132)
Contributions from member	352	—	352
Balance at March 31, 2025	$12,914	$(178)	$12,736
Net income	—	143	143
Distributions to member	—	(160)	(160)
Contributions from member	170	—	170
Balance at June 30, 2025	$13,084	$(195)	$12,889
Net income	—	291	291
Distributions to member	—	(256)	(256)
Contributions from member	47	—	47
Balance at September 30, 2025	$13,131	$(160)	$12,971
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$1,123	$995	$2,981	$2,641
Revenues from alternative revenue programs	1	(5)	(13)	(19)
Operating revenues from affiliates	3	2	7	4
Total operating revenues	1,127	992	2,975	2,626
Operating expenses
Purchased power	450	367	1,178	942
Operating and maintenance	294	95	564	282
Operating and maintenance from affiliates	60	59	198	184
Depreciation and amortization	115	110	343	321
Taxes other than income taxes	128	122	359	344
Total operating expenses	1,047	753	2,642	2,073
Gain on sale of assets	—	—	—	1
Operating income	80	239	333	554
Other income and (deductions)
Interest expense, net	(58)	(53)	(169)	(159)
Interest expense to affiliates, net	1	—	1	—
Other, net	13	11	37	31
Total other income and (deductions)	(44)	(42)	(131)	(128)
Income before income taxes	36	197	202	426
Income taxes	(4)	41	29	89
Net income	$40	$156	$173	$337
Comprehensive income	$40	$156	$173	$337
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$173	$337
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion	343	322
Gain on sales of assets	—	(1)
Asset disallowances, impairments and write-off	195	—
Deferred income taxes and amortization of investment tax credits	(5)	34
Other non-cash operating activities	49	62
Changes in assets and liabilities:
Accounts receivable	(61)	(58)
Receivables from and payables to affiliates, net	(3)	—
Inventories	(13)	(11)
Accounts payable and accrued expenses	30	20
Collateral received, net	9	2
Income taxes	—	(27)
Regulatory assets and liabilities, net	14	(39)
Pension and non-pension postretirement benefit contributions	(7)	(7)
Other assets and liabilities	2	(5)
Net cash flows provided by operating activities	726	629
Cash flows from investing activities
Capital expenditures	(747)	(690)
Proceeds from sales of long-lived assets	—	2
Changes in PHI intercompany money pool	(24)	—
Other investing activities	3	—
Net cash flows used in investing activities	(768)	(688)
Cash flows from financing activities
Changes in short-term borrowings	(303)	(137)
Issuance of long-term debt	300	275
Dividends paid on common stock	(162)	(267)
Contributions from parent	278	192
Other financing activities	(8)	(8)
Net cash flows provided by financing activities	105	55
Increase (decrease) in cash, restricted cash, and cash equivalents	63	(4)
Cash, restricted cash, and cash equivalents at beginning of period	55	51
Cash, restricted cash, and cash equivalents at end of period	$118	$47

Supplemental cash flow information
Decrease in capital expenditures not paid	$(61)	$(34)
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$79	$22
Restricted cash and cash equivalents	39	33
Accounts receivable
Customer accounts receivable	527	484
Customer allowance for credit losses	(84)	(69)
Customer accounts receivable, net	443	415
Other accounts receivable	157	154
Other allowance for credit losses	(26)	(26)
Other accounts receivable, net	131	128
Receivable from PHI intercompany money pool	24	—
Inventories, net	187	174
Regulatory assets	160	182
Prepaid renewable energy credits	142	171
Other	25	59
Total current assets	1,230	1,184
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,995 and $4,784 as of September 30, 2026 and December 31, 2025, respectively)	10,977	10,747
Deferred debits and other assets
Regulatory assets	387	405
Investments	145	141
Prepaid pension asset	175	194
Other	70	57
Total deferred debits and other assets	777	797
Total assets	$12,984	$12,728
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$303
Long-term debt due within one year	7	6
Accounts payable	378	418
Accrued expenses	187	173
Payables to affiliates	34	37
Customer deposits	68	61
Regulatory liabilities	18	13
Renewable energy credit obligations	144	174
Other	85	84
Total current liabilities	921	1,269
Long-term debt	4,933	4,626
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,636	1,604
Regulatory liabilities	262	268
Asset retirement obligations	38	45
Other	203	214
Total deferred credits and other liabilities	2,139	2,131
Total liabilities	7,993	8,026
Commitments and contingencies
Shareholder's equity
Common stock	3,806	3,528
Retained earnings	1,185	1,174
Total shareholder's equity	4,991	4,702
Total liabilities and shareholder's equity	$12,984	$12,728
See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Nine Months Ended September 30, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$3,528	$1,174	$4,702
Net income	—	68	68
Common stock dividends	—	(64)	(64)
Contributions from parent	139	—	139
Balance at March 31, 2026	$3,667	$1,178	$4,845
Net income	—	65	65
Common stock dividends	—	(57)	(57)
Contributions from parent	131	—	131
Balance at June 30, 2026	$3,798	$1,186	$4,984
Net income	—	40	40
Common stock dividends	—	(41)	(41)
Contributions from parent	8	—	8
Balance at September 30, 2026	$3,806	$1,185	$4,991

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$3,335	$1,100	$4,435
Net income	—	97	97
Common stock dividends	—	(66)	(66)
Contributions from parent	157	—	157
Balance at March 31, 2025	$3,492	$1,131	$4,623
Net income	—	84	84
Common stock dividends	—	(92)	(92)
Contributions from parent	—	—	—
Balance at June 30, 2025	$3,492	$1,123	$4,615
Net income	—	156	156
Common stock dividends	—	(109)	(109)
Contributions from parent	35	—	35
Balance at September 30, 2025	$3,527	$1,170	$4,697

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$516	$467	$1,436	$1,316
Natural gas operating revenues	40	27	197	148
Revenues from alternative revenue programs	(3)	(5)	(8)	(10)
Operating revenues from affiliates	3	2	7	6
Total operating revenues	556	491	1,632	1,460
Operating expenses
Purchased power	245	211	655	580
Purchased fuel	19	8	92	57
Operating and maintenance	66	51	200	162
Operating and maintenance from affiliates	42	43	139	134
Depreciation and amortization	67	63	200	189
Taxes other than income taxes	16	21	66	63
Total operating expenses	455	397	1,352	1,185
Operating income	101	94	280	275
Other income and (deductions)
Interest expense, net	(28)	(26)	(81)	(75)
Other, net	7	4	14	12
Total other income and (deductions)	(21)	(22)	(67)	(63)
Income before income taxes	80	72	213	212
Income taxes	19	17	49	49
Net income	$61	$55	$164	$163
Comprehensive income	$61	$55	$164	$163
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$164	$163
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	200	189
Deferred income taxes and amortization of investment tax credits	31	24
Other non-cash operating activities	42	42
Changes in assets and liabilities:
Accounts receivable	51	20
Receivables from and payables to affiliates, net	(6)	(3)
Inventories	(2)	(16)
Accounts payable and accrued expenses	(1)	15
Collateral paid, net	(1)	—
Income taxes	(7)	(1)
Regulatory assets and liabilities, net	1	(32)
Pension and non-pension postretirement benefit contributions	(1)	(1)
Other assets and liabilities	50	23
Net cash flows provided by operating activities	521	423
Cash flows from investing activities
Capital expenditures	(429)	(402)
Other investing activities	1	—
Net cash flows used in investing activities	(428)	(402)
Cash flows from financing activities
Changes in short-term borrowings	(161)	(111)
Issuance of long-term debt	150	125
Dividends paid on common stock	(119)	(149)
Contributions from parent	113	107
Other financing activities	(7)	(8)
Net cash flows used in financing activities	(24)	(36)
Increase (decrease) in cash, restricted cash, and cash equivalents	69	(15)
Cash, restricted cash, and cash equivalents at beginning of period	12	23
Cash, restricted cash, and cash equivalents at end of period	$81	$8

Supplemental cash flow information
Decrease in capital expenditures not paid	$(37)	$(40)

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$79	$9
Restricted cash and cash equivalents	2	3
Accounts receivable
Customer accounts receivable	194	253
Customer allowance for credit losses	(21)	(19)
Customer accounts receivable, net	173	234
Other accounts receivable	73	75
Other allowance for credit losses	(11)	(10)
Other accounts receivable, net	62	65
Receivables from affiliates	6	2
Inventories, net
Fossil fuel	10	9
Materials and supplies	108	107
Prepaid utility taxes	7	29
Regulatory assets	76	72
Prepaid renewable energy credits	24	30
Other	13	13
Total current assets	560	573
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,367 and $2,241 as of September 30, 2026 and December 31, 2025, respectively)	6,066	5,855
Deferred debits and other assets
Regulatory assets	218	214
Other	137	147
Total deferred debits and other assets	355	361
Total assets	$6,981	$6,789
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$161
Long-term debt due within one year	63	53
Accounts payable	164	218
Accrued expenses	82	70
Payables to affiliates	23	25
Customer deposits	40	36
Regulatory liabilities	49	42
Renewable energy credit obligations	48	49
Other	23	22
Total current liabilities	492	676
Long-term debt	2,435	2,291
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,040	996
Regulatory liabilities	323	316
Asset retirement obligations	13	12
Other	149	127
Total deferred credits and other liabilities	1,525	1,451
Total liabilities	4,452	4,418
Commitments and contingencies
Shareholder's equity
Common stock	1,835	1,722
Retained earnings	694	649
Total shareholder's equity	2,529	2,371
Total liabilities and shareholder's equity	$6,981	$6,789
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements Of Changes In Shareholder's Equity
(Unaudited)

	Nine Months Ended September 30, 2026
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$1,722	$649	$2,371
Net income	—	77	77
Common stock dividends	—	(50)	(50)
Contributions from parent	45	—	45
Balance at March 31, 2026	$1,767	$676	$2,443
Net income	—	26	26
Common stock dividends	—	(36)	(36)
Contributions from parent	—	—	—
Balance at June 30, 2026	$1,767	$666	$2,433
Net income	—	61	61
Common stock dividends	—	(33)	(33)
Contributions from parent	68	—	68
Balance at September 30, 2026	$1,835	$694	$2,529

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,615	$627	$2,242
Net income	—	69	69
Common stock dividends	—	(46)	(46)
Contributions from parent	99	—	99
Balance at March 31, 2025	$1,714	$650	$2,364
Net income	—	39	39
Common stock dividends	—	(44)	(44)
Contributions from parent	—	—	—
Balance at June 30, 2025	$1,714	$645	$2,359
Net income	—	55	55
Common stock dividends	—	(59)	(59)
Contributions from parent	8	—	8
Balance at September 30, 2025	$1,722	$641	$2,363

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating revenues
Electric operating revenues	$579	$553	$1,428	$1,323
Revenues from alternative revenue programs	(1)	16	(30)	2
Operating revenues from affiliates	1	1	4	3
Total operating revenues	579	570	1,402	1,328
Operating expenses
Purchased power	276	286	668	616
Operating and maintenance	61	55	166	161
Operating and maintenance from affiliates	31	37	119	116
Depreciation and amortization	67	61	195	188
Taxes other than income taxes	2	2	8	7
Total operating expenses	437	441	1,156	1,088
Operating income	142	129	246	240
Other income and (deductions)
Interest expense, net	(23)	(20)	(67)	(62)
Other, net	3	2	8	8
Total other income and (deductions)	(20)	(18)	(59)	(54)
Income before income taxes	122	111	187	186
Income taxes	32	29	48	48
Net income	$90	$82	$139	$138
Comprehensive income	$90	$82	$139	$138
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$139	$138
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	195	188
Deferred income taxes and amortization of investment tax credits	52	32
Other non-cash operating activities	65	42
Changes in assets and liabilities:
Accounts receivable	(41)	9
Receivables from and payables to affiliates, net	5	(8)
Inventories	(3)	(10)
Accounts payable and accrued expenses	(4)	5
Collateral received, net	30	—
Income taxes	1	3
Regulatory assets and liabilities, net	(30)	(14)
Pension and non-pension postretirement benefit contributions	(15)	(3)
Other assets and liabilities	4	(21)
Net cash flows provided by operating activities	398	361
Cash flows from investing activities
Capital expenditures	(339)	(292)
Other investing activities	1	—
Net cash flows used in investing activities	(338)	(292)
Cash flows from financing activities
Changes in short-term borrowings	(148)	(116)
Issuance of long-term debt	100	100
Changes in PHI intercompany money pool	24	—
Dividends paid on common stock	(129)	(132)
Contributions from parent	93	98
Other financing activities	(5)	(5)
Net cash flows used in financing activities	(65)	(55)
(Decrease) increase in cash, restricted cash, and cash equivalents	(5)	14
Cash, restricted cash, and cash equivalents at beginning of period	24	14
Cash, restricted cash, and cash equivalents at end of period	$19	$28

Supplemental cash flow information
Decrease in capital expenditures not paid	$(35)	$(19)
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$15	$22
Restricted cash and cash equivalents	4	2
Accounts receivable
Customer accounts receivable	256	239
Customer allowance for credit losses	(31)	(27)
Customer accounts receivable, net	225	212
Other accounts receivable	86	64
Other allowance for credit losses	(14)	(13)
Other accounts receivable, net	72	51
Receivables from affiliates	1	12
Inventories, net	79	76
Prepaid utility taxes	14	—
Regulatory assets	70	93
Other	8	8
Total current assets	488	476
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,088 and $1,956 as of September 30, 2026 and December 31, 2025, respectively)	4,683	4,556
Deferred debits and other assets
Regulatory assets	608	559
Other	55	41
Total deferred debits and other assets	663	600
Total assets	$5,834	$5,632
See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$148
Long-term debt due within one year	5	5
Accounts payable	161	168
Accrued expenses	55	64
Payables to affiliates	18	24
Borrowings from PHI intercompany money pool	24	—
Customer deposits	27	26
Regulatory liabilities	103	48
Other	46	13
Total current liabilities	439	496
Long-term debt	2,131	2,028
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	927	869
Regulatory liabilities	130	137
Other	76	74
Total deferred credits and other liabilities	1,133	1,080
Total liabilities	3,703	3,604
Commitments and contingencies
Shareholder's equity
Common stock	2,106	2,013
Retained earnings	25	15
Total shareholder's equity	2,131	2,028
Total liabilities and shareholder's equity	$5,834	$5,632

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements Of Changes In Shareholder's Equity
(Unaudited)

	Nine Months Ended September 30, 2026
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2025	$2,013	$15	$2,028
Net income	—	27	27
Common stock dividends	—	(25)	(25)
Contributions from parent	91	—	91
Balance at March 31, 2026	$2,104	$17	$2,121
Net income	—	22	22
Common stock dividends	—	(15)	(15)
Contributions from parent	—	—	—
Balance at June 30, 2026	$2,104	$24	$2,128
Net income	—	90	90
Common stock dividends	—	(89)	(89)
Contributions from parent	2	—	2
Balance at September 30, 2026	$2,106	$25	$2,131

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Retained (Deficit) Earnings	Total Shareholder's Equity
Balance at December 31, 2024	$1,915	$10	$1,925
Net income	—	31	31
Common stock dividends	—	(20)	(20)
Contributions from parent	94	—	94
Balance at March 31, 2025	$2,009	$21	$2,030
Net income	—	24	24
Common stock dividends	—	(24)	(24)
Contributions from parent	—	—	—
Balance at June 30, 2025	$2,009	$21	$2,030
Net income	—	82	82
Common stock dividends	—	(88)	(88)
Contributions from parent	4	—	4
Balance at September 30, 2025	$2,013	$15	$2,028

See the Combined Notes to Consolidated Financial Statements

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
/
1. Significant Accounting Policies (All Registrants)
Description of Business (All Registrants)
Exelon is a utility services holding company engaged in the energy transmission and distribution businesses through ComEd, PECO, BGE, Pepco, DPL, and ACE.

Name of Registrant	Business	Service Territories
Commonwealth Edison Company	Purchase and regulated retail sale of electricity	Northern Illinois, including the City of Chicago (and, through its subsidiary, Commonwealth Edison Company of Indiana, transmission of electricity in a small portion of northwestern Indiana)
Transmission and distribution of electricity to retail customers
PECO Energy Company	Purchase and regulated retail sale of electricity and natural gas	Southeastern Pennsylvania, including the City of Philadelphia (electricity)
	Transmission and distribution of electricity and distribution of natural gas to retail customers	Pennsylvania counties surrounding the City of Philadelphia (natural gas)
Baltimore Gas and Electric Company	Purchase and regulated retail sale of electricity and natural gas	Central Maryland, including the City of Baltimore (electricity and natural gas)
Transmission and distribution of electricity and distribution of natural gas to retail customers
Pepco Holdings LLC	Utility services holding company engaged, through its reportable segments Pepco, DPL, and ACE	Service Territories of Pepco, DPL, and ACE

Potomac Electric Power Company	Purchase and regulated retail sale of electricity	District of Columbia, and major portions of Montgomery and Prince George’s Counties, Maryland
Transmission and distribution of electricity to retail customers
Delmarva Power & Light Company	Purchase and regulated retail sale of electricity and natural gas	Portions of Delaware and Maryland (electricity)
	Transmission and distribution of electricity and distribution of natural gas to retail customers	Portions of New Castle County, Delaware (natural gas)
Atlantic City Electric Company	Purchase and regulated retail sale of electricity	Portions of Southern New Jersey
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
The accompanying consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited but, in the opinion of each Registrant's management, the Registrants include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2025 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2026. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
New Accounting Standards (All Registrants)
New Accounting Standards Issued and Not Yet Adopted as of September 30, 2026: The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of September 30, 2026. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) in their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures, as well as the potential to early adopt where applicable. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation that such standards will not significantly impact the Registrants' financial reporting.
Disaggregation of Income Statement Expenses (Issued November 2024). Provides additional disclosure requirements related to relevant expense captions of income statement expense line items. The revised guidance requires a new tabular disclosure of disaggregated income statement expenses including a break out of (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, (5) depreciation, depletion, and amortization recognized as part of oil and gas producing activities included in each relevant expense line item on the income statement. The tabular disaggregation should include certain amounts already required to be disclosed under GAAP elsewhere. Any remaining amounts not separately disaggregated quantitatively should include a qualitative description. Additionally, on an annual basis, the standard requires disclosure of management’s definition of selling expenses and the amount of expense. The standard is effective for annual reporting periods beginning January 1, 2027, and for interim reporting periods within annual reporting periods beginning January 1, 2028. Early adoption is permitted. Exelon will adopt the guidance upon the applicable effective dates.
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2026.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$1,045	8.905%	December 19, 2024	January 1, 2024
	April 26, 2024 (amended on September 11, 2024)	Electric	$624	$623	9.89%	October 31, 2024	January 1, 2025
PECO - Pennsylvania	March 28, 2024	Electric	$464	$354	N/A	December 12, 2024	January 1, 2025
		Natural Gas	$111	$78
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	$123	9.50%	November 26, 2024	January 1, 2025
Pepco - Maryland	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
	October 14, 2025 (amended April 16, 2026)	Electric	$120	$51	9.40%	August 28, 2026	August 10, 2026
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
	September 20, 2024 (amended September 5, 2025)	Natural Gas	$37	$22	9.60%	December 17, 2025	January 1, 2026
ACE - New Jersey	November 21, 2024	Electric	$109	$54	9.60%	November 21, 2025	December 1, 2025

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
DPL - Delaware(a)	December 9, 2025 (amended August 31, 2026)	Electric	$53	10.50%	Third quarter of 2027
BGE - Maryland	July 2, 2026 (amended October 16, 2026)	Electric	$151	10.40%	First quarter of 2027
__________
(a)DPL implemented interim rates on July 9, 2026, subject to refund.
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
On December 18, 2025, the ICC approved ComEd's 2024 MRP Reconciliation reflecting a revenue increase of $243 million, including the tax benefit of NOLCs. While NOLCs are included in the MRP Reconciliation per the final order, the impacts of the NOLCs will not be reflected in the financial statements until the PLR is received from the IRS. See Note 7 — Income Taxes for additional information on NOLCs.
On March 20, 2026, ComEd filed its annual revenue balancing reconciliation for 2025. The July 16, 2026 order approved the reconciliation, which is a component of revenue decoupling, reflecting a revenue reduction of $128 million. The reconciliation is effective January 1, 2027.
On May 1, 2026, ComEd filed its 2025 MRP Reconciliation reflecting a revenue increase of $234 million, which includes the tax benefit of NOLCs. While NOLCs were included in the MRP Reconciliation, the impacts of the NOLCs will not be reflected in the financial statements until the PLR is received from the IRS. See Note 7 — Income Taxes for additional information on NOLCs. On October 1, 2026, ComEd filed an agreed draft proposed order in the proceeding reflecting a proposed revenue increase of approximately $205 million, including the tax benefit of NOLCs. A final order must be issued by December 20, 2026.
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
Pepco District of Columbia Distribution Base Rate Case Proceedings
On April 13, 2023, Pepco filed an electric base rate case with the DCPSC (amended February 27, 2024) requesting a total revenue requirement increase of $186 million and an ROE of 10.50%. The DCPSC issued an order approving the two-year cumulative multi-year plan on November 26, 2024, which included a total revenue requirement increase of $123 million with an ROE of 9.50% effective January 1, 2025. The DCPSC approved Pepco's electric incremental revenue requirement increases of $99 million and $24 million for 2025 and 2026, respectively. Subsequent to DCPSC approval of the order, interveners appealed the order on several grounds including that the DCPSC did not hold evidentiary hearings. On March 5, 2026, the District of Columbia Court of Appeals remanded the November 26, 2024, order back to the DCPSC to hold evidentiary hearings. On May 8, 2026, the DCPSC issued an order adopting a revised procedural schedule which additionally reaffirmed that current rates should remain in effect during the remand period and refunds for previous amounts collected are not required at this time. On June 30, 2026, the Commission issued a subsequent order revising the procedural schedule to update the due date for final briefs and on October 2, 2026, the DCPSC rescheduled the evidentiary hearing to December 7-8, 2026. Pepco is preparing for the proceeding and will continue to monitor developments. On July 20, 2026, the District of Columbia Office of People’s Counsel (DCOPC) appealed to the District of Columbia Court of Appeals (Court) the DCPSC’s May 8, 2026 order specifying that current rates should remain in effect, as well as filed at the DCPSC a motion to stay that May 8 order, pending the Court’s review. The Court appeal and the motion to stay at the DCPSC remain pending.
Pepco Maryland Distribution Base Rate Case Proceedings
On May 16, 2023, Pepco filed an electric base rate case with the MDPSC (amended February 23, 2024) requesting a total revenue requirement increase of $111 million (before offsets) and an ROE of 10.50%. The MDPSC issued an order on June 10, 2024 awarding Pepco a one-year multi-year plan for April 1, 2024 through March 31, 2025 which included an incremental revenue requirement increase of $45 million and an ROE of 9.50%. The MDPSC did not adopt the requested revenue requirement increases of $80 million (before offsets), $51 million, and $14 million as filed for 2025, 2026, and the 2027 nine-month extension period, respectively. The MDPSC also approved the requested reconciliation amounts for the 12-month periods ending March 31, 2022, and March 31, 2023, which will be recovered through a rider between August 2024 through March 2026. As such, the reconciliation amounts are not included in the approved revenue requirement increases. The reconciliation amounts are $1 million and $7 million, for the 12-month periods ending March 31, 2022, and March 31, 2023, respectively. In July 2024, Pepco filed its request with the MDPSC, for recovery of the reconciliation amounts of $31 million for the 12-month period ended March 31, 2024, with supporting testimony and schedules. On March 31, 2026, the MDPSC issued an order authorizing Pepco to recover approximately $13 million through the reconciliation rider. This will be recovered through rates between May 2026 through April 2027. Additionally, the order disallowed the recovery of various assets. The order resulted in the write off of $11 million of Regulatory assets and $15 million of Property, plant and equipment with a total of $26 million recorded in Operating and maintenance expense.
On October 14, 2025, Pepco filed an electric base rate case with the MDPSC (amended April 16, 2026) requesting a total revenue requirement increase of $120 million and an ROE of 10.50%. The MDPSC issued an order on August 28, 2026, awarding Pepco a total revenue requirement increase of $51 million and an ROE of

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
9.40%, effective August 10, 2026. Additionally, the order resulted in the write off of $180 million of Property, plant and equipment, which was recorded in Operating and maintenance expense.
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
(b)For the Utility Registrants, except for PECO, while the transmission filing reflects the tax benefit of NOLCs, the impacts of the NOLCs will not be reflected in the financial statements until the PLR is received from the IRS. See Note 7 — Income Taxes for additional information on NOLCs.
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
On December 14, 2023, the ICC issued a final order. The ICC rejected ComEd’s 2024-2027 Grid Plan as non-compliant with certain requirements of CEJA and required ComEd to file a revised 2024-2027 Grid Plan. On January 10, 2024, ComEd filed an appeal in the Illinois Appellate Court of portions of the ICC's December 2023 order, including but not limited to the allowed ROE, 50% equity ratio, and denial of a return on ComEd’s pension asset. On March 13, 2024, ComEd filed its Refiled 2024-2027 Grid Plan with supporting testimony and schedules with the ICC and subsequently on March 15, 2024, ComEd also filed a petition to adjust its MRP to authorize increased rates consistent with the Refiled 2024-2027 Grid Plan. On December 19, 2024, the ICC approved the Refiled 2024-2027 Grid Plan and adjusted the approved MRP with rates effective on January 1, 2025. The final approved MRP, as adjusted, which reflects the Refiled Grid Plan, resulted in a total cumulative revenue requirement increase of $1.045 billion over the 2024-2027 plan years and remains subject to annual reconciliations in accordance with CEJA. ComEd filed timely requests for rehearing and an appeal of the MRP order, again limited to the issues on which rehearing of the December 2023 order was denied, including the allowed ROE, 50% equity ratio, and denial of a return on ComEd's pension asset. On September 30, 2026, the Illinois Appellate Court affirmed the ICC's decision on the appealed issues.
On January 16, 2026, ComEd filed a multi-year integrated grid plan (2028-2031 Grid Plan), seeking approval for planned investments on the electric distribution system within ComEd's service area in 2028-2031. The ICC must issue an order by December 15, 2026.
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs from participating nuclear power generating facilities between June 1, 2022 and May 31, 2027. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. On October 31, 2025, the seller provided notification to ComEd and the IPA that it has reflected on its 2024 federal tax return $804 million of nuclear production tax credits associated with its participating nuclear power generating facilities. These amounts were collected from the seller through an adjustment to the CMC price paid by ComEd and returned to customers in 2026. As of December 31, 2025, Exelon and ComEd's Consolidated Balance Sheets reflected these amounts as a receivable from the seller with an offsetting balance within the Carbon mitigation credit regulatory liability. These adjustments had no net impact on Exelon and ComEd’s Consolidated Statements of Operations and Comprehensive Income. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. Beginning with the June 2022 monthly billing period, ComEd began issuing credits and/or charges to its retail customers under its CMC rider, the Rider Carbon-Free Resource Adjustment (Rider CFRA). A regulatory asset or liability is recorded for the difference between ComEd's costs associated with the procurement of CMCs from participating nuclear power generating facilities and revenues received from customers. The balance of the asset as of September 30, 2026 is $9 million.
On October 20, 2026, the seller provided notification to ComEd and the IPA that it has reflected on its 2025 federal income tax return $155 million of nuclear production tax credits associated with its participating nuclear power generating facilities. These amounts will be collected from the seller through an adjustment to the CMC price to be paid by ComEd and returned to customers in 2027. In the fourth quarter of 2026, Exelon and ComEd's Consolidated Balance Sheets will reflect these additional amounts as a receivable from the seller with an offsetting regulatory liability.
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
Other Federal Regulatory Matters
PJM Cost Allocation Methodology (All Registrants). On October 7, 2026, FERC issued an order providing additional direction on its March 6, 2026 order. The March 6, 2026, order required PJM to eliminate the de minimis threshold exemption used to allocate certain transmission reliability upgrade costs to the rate zones of PJM Transmission Owners, including the Utility Registrants. FERC also directed PJM to recalculate historical cost allocations beginning June 18, 2015, and, as applicable, pass through additional charges or payments to PJM customers, including the Utility Registrants, as applicable, with interest. The October 7th order also directed that hearing and settlement proceedings be held to determine how PJM should reflect changes in market participants during the 15-year refund and surcharge period. An appeal of FERC's March 6th order remains pending before the United States Court of Appeals for the D.C. Circuit.
The final impact of these proceedings cannot be predicted or reasonably estimated at this time, but could be material to the financial statements.
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2025, unless noted below. See Note 2 — Regulatory Matters of the 2025 Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets increased $290 million primarily due to an increase of $137 million in the regulatory asset for Electric distribution significant one-time events, primarily related to storm costs. Regulatory liabilities decreased $86 million primarily due to a decrease of $670 million in the Carbon mitigation credit regulatory liability, partially offset by an increase of $285 million in the Decommissioning the Regulatory Agreement Units regulatory liability and an increase of $159 million in the Renewable portfolio standards costs regulatory liability.
PECO. Regulatory assets increased $194 million primarily due to an increase of $148 million in the Deferred income taxes regulatory asset. Regulatory liabilities increased $144 million primarily due to an increase of $156 million in the Decommissioning the Regulatory Agreement Units.
BGE. Regulatory assets decreased $99 million primarily due to a decrease of $62 million in the Energy efficiency and demand response programs regulatory asset and a decrease of $47 million in the Electric energy and natural gas costs regulatory asset. Regulatory liabilities decreased $25 million primarily due to a decrease of $47 million in the Deferred income taxes regulatory liability.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters
Pepco. Regulatory assets decreased $40 million primarily due to a decrease of $47 million in the Energy efficiency and demand response programs regulatory asset. Regulatory liabilities decreased $1 million primarily due to a decrease of $36 million in the Deferred income taxes regulatory liability, partially offset by an increase of $22 million in the Removal costs regulatory liability.
DPL. Regulatory assets increased $8 million primarily due to an increase of $13 million in the Removal costs regulatory asset and an increase of $8 million in the Electric energy and natural gas costs regulatory asset, partially offset by a decrease of $21 million in the Energy efficiency and demand response costs regulatory asset.
ACE. Regulatory assets increased $26 million primarily due to an increase of $58 million in the Energy efficiency and demand response programs regulatory asset. Regulatory liabilities increased $48 million primarily due to an increase of $30 million in the Electric energy and natural gas costs regulatory liability and an increase of $24 million in the Zero emissions credit regulatory liability, partially offset by a decrease of $11 million in the Transmission formula rate annual reconciliations regulatory liability.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers. PECO had no related amounts at September 30, 2026 and December 31, 2025.

	Exelon	ComEd(a)	BGE(b)	PHI	Pepco(c)	DPL(d)	ACE(e)
September 30, 2026	$67	$10	$31	$26	$11	$—	$15
December 31, 2025	98	12	47	39	22	1	16
__________
(a)For the nine months ended September 30, 2026, reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution rate, distributed generation, and energy efficiency regulatory assets. For the year ended December 31, 2025, reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution rates and distributed generation regulatory assets.
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
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three and nine months ended September 30, 2026 and 2025. At September 30, 2026 and December 31, 2025, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

	Exelon(a)	PHI(a)	Pepco(a)	DPL(a)	ACE
Balance at December 31, 2025	$119	$119	$95	$12	$12
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2026	$118	$118	$94	$12	$12
Revenues recognized	(1)	(1)	(1)	—	—
Balance at June 30, 2026	$117	$117	$93	$12	$12
Revenues recognized	(2)	(2)	(2)	—	—
Balance at September 30, 2026	$115	$115	$91	$12	$12

	Exelon(a)	PHI(a)	Pepco(a)	DPL(a)	ACE
Balance at December 31, 2024	$127	$127	$101	$13	$13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at March 31, 2025	$126	$126	$100	$13	$13
Revenues recognized	(3)	(3)	(2)	(1)	—
Balance at June 30, 2025	123	123	98	12	13
Revenues recognized	(1)	(1)	(1)	—	—
Balance at September 30, 2025	$122	$122	$97	$12	$13
__________
(a)Revenues recognized in the three and nine months ended September 30, 2026 and 2025, were included in the contract liabilities at December 31, 2025 and 2024, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2026. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
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

Year	Exelon	PHI	Pepco	DPL	ACE
2026	$1	$1	$1	$—	$—
2027	6	6	5	1	—
2028	6	6	5	—	1
2029	7	7	6	1	—
2030 and thereafter	95	95	74	10	11
Total	$115	$115	$91	$12	$12
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
Exelon has six reportable segments, which include ComEd, PECO, BGE, and PHI's three reportable segments consisting of Pepco, DPL, and ACE. ComEd, PECO, BGE, Pepco, DPL, and ACE each represent a single reportable segment, and as such, no separate segment information is provided for these Registrants. The CODMs of Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE rely on a variety of business considerations, including net income, in evaluating segment performance, determining reinvestment of profits, and establishing the amounts of dividend distributions.
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 is as follows:
Three Months Ended September 30, 2026 and 2025

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2026
Electric revenues	$2,470	$1,155	$1,247	$2,215	$—	$(8)	$7,079
Natural gas revenues	—	85	116	40	—	(1)	240
Shared service and other revenues	—	—	—	5	470	(475)	—
Total operating revenues	$2,470	$1,240	$1,363	$2,260	$470	$(484)	$7,319
2025
Electric revenues	$2,275	$1,097	$1,091	$2,021	$—	$(6)	$6,478
Natural gas revenues	—	83	118	27	—	(1)	227
Shared service and other revenues	—	—	—	3	447	(450)	—
Total operating revenues	$2,275	$1,180	$1,209	$2,051	$447	$(457)	$6,705
Less:
Purchased power
2026	$783	$475	$636	$971	$—	$—	$2,865
2025	806	428	547	864	—	—	2,645
Purchased fuel
2026	$—	$19	$14	$19	$—	$—	$52
2025	—	18	21	8	—	—	47
Operating and maintenance
2026	$359	$258	$236	$510	$428	$(227)	$1,564
2025	313	183	179	290	409	(202)	1,172
Operating and maintenance from affiliates
2026	$105	$55	$56	$39	$12	$(267)	$—
2025	96	58	60	45	11	(270)	—
Depreciation and amortization
2026	$438	$126	$161	$250	$16	$—	$991

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025	395	115	155	234	13	—	912
Taxes other than income taxes
2026	$133	$73	$100	$150	$12	$—	$468
2025	107	69	93	150	10	—	429
Interest expense, net(c)
2026	$146	$74	$73	$110	$184	$—	$587
2025	132	63	64	102	170	—	531
Interest expense to affiliates, net(c)
2026	$3	$2	$—	$1	$—	$—	$6
2025	3	2	—	—	—	2	7
Other, net
2026	$(43)	$(15)	$(26)	$(23)	$(2)	$12	$(97)
2025	(33)	(11)	(15)	(18)	(4)	13	(68)
Income Taxes
2026	$140	$8	$23	$46	$(62)	$(1)	$154
2025	83	5	23	85	(41)	—	155
Net income (loss) attributable to common shareholders
2026	$406	$165	$90	$187	$(118)	$(1)	$729
2025	373	250	82	291	(121)	—	875
Supplemental segment information
Intersegment revenues(d)
2026	$2	$5	$2	$5	$465	$(479)	$—
2025	2	3	2	2	444	(453)	—
Capital Expenditures
2026	$851	$505	$402	$461	$24	$—	$2,243
2025	781	502	407	444	2	—	2,136
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
(d)See Note 16 — Related Party Transactions for additional information on intersegment revenues.

PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2026
Electric revenues	$1,127	$516	$579	$—	$(7)	$2,215
Natural gas revenues	—	40	—	—	—	40
Shared service and other revenues	—	—	—	105	(100)	5
Total operating revenues	$1,127	$556	$579	$105	$(107)	$2,260
2025
Electric revenues	$992	$464	$570	$—	$(5)	$2,021
Natural gas revenues	—	27	—	—	—	27
Shared service and other revenues	—	—	—	106	(103)	3
Total operating revenues	$992	$491	$570	$106	$(108)	$2,051
Less:
Purchased power

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2026	$450	$245	$276	$—	$—	$971
2025	367	211	286	—	—	864
Purchased fuel
2026	$—	$19	$—	$—	$—	$19
2025	—	8	—	—	—	8
Operating and maintenance
2026	$294	$66	$61	$89	$—	$510
2025	95	51	55	89	—	290
Operating and maintenance from affiliates
2026	$60	$42	$31	$14	$(108)	$39
2025	59	43	37	14	(108)	45
Depreciation and amortization
2026	$115	$67	$67	$1	$—	$250
2025	110	63	61	—	—	234
Taxes other than income taxes
2026	$128	$16	$2	$4	$—	$150
2025	122	21	2	5	—	150
Interest expense, net(c)
2026	$58	$28	$23	$1	$—	$110
2025	53	26	20	3	—	102
Interest expense to affiliates, net(c)
2026	$(1)	$—	$—	$1	$1	$1
2025	—	—	—	1	(1)	—
Other, net
2026	$(13)	$(7)	$(3)	$—	$—	$(23)
2025	(11)	(4)	(2)	(1)	—	(18)
Income Taxes
2026	$(4)	$19	$32	$(1)	$—	$46
2025	41	17	29	(2)	—	85
Net income (loss) attributable to common shareholders
2026	$40	$61	$90	$(4)	$—	$187
2025	156	55	82	(2)	—	291
Supplemental segment information
Intersegment revenues(d)
2026	$3	$3	$1	$105	$(107)	$5
2025	2	2	1	106	(109)	2
Capital Expenditures
2026	$231	$129	$99	$2	$—	$461
2025	221	125	96	2	—	444
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

	Three Months Ended September 30, 2026
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$1,377	$796	$795	$1,283	$583	$319	$381
Small commercial & industrial	621	173	130	230	60	81	89
Large commercial & industrial	184	82	200	445	370	34	41
Public authorities & electric railroads	12	8	8	20	11	4	5
Other(a)	280	89	115	241	99	80	64
Total electric revenues(b)	$2,474	$1,148	$1,248	$2,219	$1,123	$518	$580
Natural gas revenues
Residential	$—	$54	$67	$15	$—	$15	$—
Small commercial & industrial	—	20	14	8	—	8	—
Large commercial & industrial	—	—	41	1	—	1	—
Transportation	—	9	—	5	—	5	—
Other(c)	—	2	6	11	—	11	—
Total natural gas revenues(d)	$—	$85	$128	$40	$—	$40	$—
Total revenues from contracts with customers	$2,474	$1,233	$1,376	$2,259	$1,123	$558	$580
Other revenues
Revenues from alternative revenue programs	$(15)	$1	$(18)	$(3)	$1	$(3)	$(1)
Other electric revenues(e)	11	6	5	4	3	1	—
Other natural gas revenues(e)	—	—	—	—	—	—	—
Total other revenues	$(4)	$7	$(13)	$1	$4	$(2)	$(1)
Total revenues for reportable segments	$2,470	$1,240	$1,363	$2,260	$1,127	$556	$579

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
(b)Includes operating revenues from affiliates in 2026 and 2025 respectively of:
•$2 million, $2 million at ComEd
•$4 million, $2 million at PECO
•$1 million, $1 million at BGE
•$5 million, $2 million at PHI
•$3 million, $2 million at Pepco
•$3 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2026 and 2025 respectively of:
•$1 million, $1 million at PECO
•$1 million, $1 million at BGE
(e)Includes late payment charge revenues

Nine Months Ended September 30, 2026 and 2025

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2026
Electric revenues	$6,368	$3,178	$3,543	$5,795	$—	$(32)	$18,852
Natural gas revenues	—	616	866	197	—	(3)	1,676
Shared service and other revenues	—	—	—	10	1,429	(1,439)	—
Total operating revenues	$6,368	$3,794	$4,409	$6,002	$1,429	$(1,474)	$20,528

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025
Electric revenues	$6,176	$2,933	$2,951	$5,253	$—	$(30)	$17,283
Natural gas revenues	—	580	840	148	—	(5)	1,563
Shared service and other revenues	—	—	—	7	1,381	(1,388)	—
Total operating revenues	$6,176	$3,513	$3,791	$5,408	$1,381	$(1,423)	$18,846
Less:
Purchased power
2026	$1,814	$1,278	$1,787	$2,501	$—	$—	$7,380
2025	2,044	1,093	1,365	2,138	—	—	6,640
Purchased fuel
2026	$—	$217	$215	$92	$—	$—	$524
2025	—	195	219	57	—	—	471
Operating and maintenance
2026	$1,033	$760	$716	$1,212	$1,308	$(613)	$4,416
2025	958	690	621	876	1,313	(618)	3,840
Operating and maintenance from affiliates
2026	$317	$189	$194	$157	$37	$(894)	$—
2025	296	182	186	148	32	(844)	—
Depreciation and amortization
2026	$1,258	$373	$496	$741	$42	$—	$2,910

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

2025	1,162	336	473	701	45	—	2,717
Taxes other than income taxes
2026	$345	$204	$301	$445	$40	$—	$1,335
2025	303	183	273	426	31	—	1,216
(Gain) on sale of assets
2026	$—	$—	$—	$—	$—	$—	$—
2025	—	—	—	(1)	—	—	(1)
Interest expense, net(c)
2026	$418	$213	$202	$323	$546	$—	$1,702
2025	385	179	183	303	510	—	1,560
Interest expense to affiliates, net(c)
2026	$10	$6	$—	$3	$—	$—	$19
2025	10	9	—	2	(1)	(2)	18
Other, net
2026	$(116)	$(39)	$(64)	$(62)	$(8)	$33	$(256)
2025	(86)	(29)	(35)	(54)	(22)	41	(185)
Income taxes
2026	$324	$31	$119	$125	$(145)	$—	$454
2025	201	23	108	184	(120)	—	396
Net income (loss) attributable to common shareholders
2026	$965	$562	$443	$465	$(391)	$—	$2,044
2025	903	652	398	628	(407)	—	2,174
Supplemental segment information
Intersegment revenues(d)
2026	$15	$13	$7	$10	$1,419	$(1,464)	$—
2025	19	9	6	7	1,374	(1,415)	—
Capital expenditures
2026	$2,522	$1,469	$1,224	$1,521	$63	$—	$6,799
2025	1,970	1,334	1,211	1,552	28	—	6,095
Total assets
September 30, 2026	$50,538	$21,314	$18,441	$30,317	$5,762	$(4,135)	$122,237
December 31, 2025	48,285	19,362	17,184	29,715	6,170	(4,146)	116,570
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
(d)See Note 16 — Related Party Transactions for additional information on intersegment revenues.
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2026
Electric revenues	$2,975	$1,435	$1,402	$—	$(17)	$5,795
Natural gas revenues	—	197	—	—	—	197

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Shared service and other revenues	—	—	—	335	(325)	10
Total operating revenues	$2,975	$1,632	$1,402	$335	$(342)	$6,002
2025
Electric revenues	$2,626	$1,312	$1,328	$—	$(13)	$5,253
Natural gas revenues	—	148	—	—	—	148
Shared service and other revenues	—	—	—	323	(316)	7
Total operating revenues	$2,626	$1,460	$1,328	$323	$(329)	$5,408
Less:
Purchased power
2026	$1,178	$655	$668	$—	$—	$2,501
2025	942	580	616	—	—	2,138
Purchased fuel
2026	$—	$92	$—	$—	$—	$92
2025	—	57	—	—	—	57
Operating and maintenance
2026	$564	$200	$166	$282	$—	$1,212
2025	282	162	161	271	—	876
Operating and maintenance from affiliates
2026	$198	$139	$119	$43	$(342)	$157
2025	184	134	116	43	(329)	148
Depreciation and amortization
2026	$343	$200	$195	$3	$—	$741
2025	321	189	188	3	—	701
Taxes other than income taxes
2026	$359	$66	$8	$12	$—	$445
2025	344	63	7	12	—	426
(Gain) on sale of assets
2026	$—	$—	$—	$—	$—	$—
2025	(1)	—	—	—	—	(1)
Interest expense, net(c)
2026	$169	$81	$67	$6	$—	$323
2025	159	75	62	7	—	303
Interest expense to affiliates, net(c)
2026	$(1)	$—	$—	$3	$1	$3
2025	—	—	—	2	—	2
Other, net
2026	$(37)	$(14)	$(8)	$(2)	$(1)	$(62)
2025	(31)	(12)	(8)	(3)	—	(54)
Income taxes
2026	$29	$49	$48	$(1)	$—	$125
2025	89	49	48	(2)	—	184
Net income (loss) attributable to common shareholders
2026	$173	$164	$139	$(11)	$—	$465
2025	337	163	138	(10)	—	628
Supplemental segment information
Intersegment revenues(d)
2026	$7	$7	$4	$334	$(342)	$10
2025	4	6	3	323	(329)	7

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Capital expenditures
2026	$747	$429	$339	$6	$—	$1,521
2025	690	402	292	168	—	1,552
Total assets
September 30, 2026	$12,984	$6,981	$5,834	$4,577	$(59)	$30,317
December 31, 2025	12,728	6,789	5,632	4,602	(36)	29,715
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

	Nine Months Ended September 30, 2026
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$3,501	$2,122	$2,254	$3,244	$1,485	$879	$880
Small commercial & industrial	1,632	502	368	603	163	218	222
Large commercial & industrial	436	254	541	1,239	1,012	98	129
Public authorities & electric railroads	35	25	25	59	32	12	15
Other(a)	785	244	353	698	286	233	186
Total electric revenues(b)	$6,389	$3,147	$3,541	$5,843	$2,978	$1,440	$1,432
Natural gas revenues
Residential	$—	$422	$561	$106	$—	$106	$—
Small commercial & industrial	—	145	95	46	—	46	—
Large commercial & industrial	—	—	182	7	—	7	—
Transportation	—	35	—	15	—	15	—
Other(c)	—	12	42	23	—	23	—
Total natural gas revenues(d)	$—	$614	$880	$197	$—	$197	$—
Total revenues from contracts with customers	$6,389	$3,761	$4,421	$6,040	$2,978	$1,637	$1,432
Other revenues
Revenues from alternative revenue programs	$(62)	$10	$(35)	$(51)	$(13)	$(8)	$(30)
Other electric revenues(e)	41	21	18	13	10	3	—
Other natural gas revenues(e)	—	2	5	—	—	—	—
Total other revenues	$(21)	$33	$(12)	$(38)	$(3)	$(5)	$(30)
Total revenues for reportable segments	$6,368	$3,794	$4,409	$6,002	$2,975	$1,632	$1,402

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
(b)Includes operating revenues from affiliates in 2026 and 2025 respectively of:
•$15 million, $19 million at ComEd
•$11 million, $7 million at PECO
•$5 million, $4 million at BGE
•$10 million, $7 million at PHI
•$7 million, $4 million at Pepco
•$7 million, $6 million at DPL
•$4 million, $3 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2026 and 2025 respectively of:
•$2 million, $2 million at PECO
•$2 million, $2 million at BGE
(e)Includes late payment charge revenues.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
5. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended September 30, 2026
	Exelon	ComEd(b)(c)	PECO	BGE(d)	PHI	Pepco(e)	DPL	ACE(e)(f)
Balance at June 30, 2026	$508	$102	$142	$136	$128	$77	$21	$30
Plus: Current period provision for expected credit losses	71	22	21	2	26	16	4	6
Less: Write-offs, net of recoveries(a)	72	19	28	7	18	9	4	5
Balance at September 30, 2026	$507	$105	$135	$131	$136	$84	$21	$31

	Three Months Ended September 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2025	$465	$122	$154	$66	$123	$69	$21	$33
Plus: Current period provision for expected credit losses	82	37	22	8	15	11	3	1
Less: Write-offs, net of recoveries	96	44	31	6	15	8	4	3
Balance at September 30, 2025	$451	$115	$145	$68	$123	$72	$20	$31
_________
(a)Recoveries were not material to the Registrants.
(b)For ComEd, the decrease in current period provision for expected credit losses when comparing to three months ended September 30, 2025, is primarily the result of decreased aging of receivables.
(c)For ComEd, the decrease in write-offs, net of recoveries when comparing to three months ended September 30, 2025, is primarily the result of decreased disconnection activities.
(d)For BGE, the decrease in current period provision for expected credit losses when comparing to three months ended September 30, 2025, is primarily the result of increased collection activities.
(e)For Pepco and ACE, the increase in current period provision for expected credit losses when comparing to three months ended September 30, 2025, is primarily the result of increased receivable balances.
(f)For ACE, the increase in write-offs, net of recoveries when comparing to three months ended September 30, 2025, is primarily the result of unfavorable customer behavior.

	Nine Months Ended September 30, 2026
	Exelon	ComEd(b)	PECO(c)(d)(e)	BGE(f)(g)	PHI	Pepco(f)(h)	DPL(i)	ACE(f)(h)
Balance at December 31, 2025	$435	$115	$137	$68	$115	$69	$19	$27
Plus: Current period provision for expected credit losses	265	49	59	90	67	41	11	15
Less: Write-offs, net of recoveries(a)	193	59	61	27	46	26	9	11
Balance at September 30, 2026	$507	$105	$135	$131	$136	$84	$21	$31

	Nine Months Ended September 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$406	$109	$133	$56	$108	$59	$17	$32
Plus: Current period provision for expected credit losses	224	66	68	34	56	35	13	8
Less: Write-offs, net of recoveries	179	60	56	22	41	22	10	9
Balance at September 30, 2025	$451	$115	$145	$68	$123	$72	$20	$31
_________
(a)Recoveries were not material to ComEd, BGE, Pepco, DPL, or ACE.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable
(b)For ComEd, the decrease in current period provision for expected credit losses when comparing to nine months ended September 30, 2025, is primarily the result of decreased aging of receivables.
(c)For PECO, the decrease in current period provision for expected credit losses when comparing to nine months ended September 30, 2025, is primarily the result of decreased receivable balances.
(d)For PECO, the increase in write-offs, net of recoveries when comparing to nine months ended September 30, 2025, is primarily the result of increased disconnection activities.
(e)For PECO, the increase in recoveries collected when comparing to nine months ended September 30, 2025, is primarily the result of increased customer repayments.
(f)For BGE, Pepco, and ACE, the increase in current period provision for expected credit losses when comparing to nine months ended September 30, 2025, is primarily the result of increased receivable balances.
(g)For BGE, the increase in write-offs, net of recoveries when comparing to nine months ended September 30, 2025, is primarily the result of increased receivable balances associated with increased customer billings.
(h)For Pepco and ACE the increase in write-offs, net of recoveries when comparing to nine months ended September 30, 2025, is primarily the result of unfavorable customer behavior.
(i)For DPL, the decrease in current period provision for expected credit losses when comparing to nine months ended September 30, 2025, is primarily the result of favorable customer behavior.

The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended September 30, 2026
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE(b)
Balance at June 30, 2026	$94	$25	$18	$3	$48	$25	$11	$12
Plus: Current period provision for expected credit losses	15	6	3	1	5	1	1	3
Less: Write-offs, net of recoveries(a)	13	5	5	1	2	—	1	1
Balance at September 30, 2026	$96	$26	$16	$3	$51	$26	$11	$14

	Three Months Ended September 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at June 30, 2025	$107	$31	$19	$5	$52	$28	$9	$15
Plus: Current period provision (benefit) for expected credit losses	7	5	2	1	(1)	—	—	(1)
Less: Write-offs, net of recoveries	16	11	4	1	—	—	—	—
Balance at September 30, 2025	$98	$25	$17	$5	$51	$28	$9	$14
_________
(a)Recoveries were not material to the Registrants.
(b)For ACE, the increase in current period provision for expected credit losses when comparing to three months ended September 30, 2025, is primarily the result of increased receivable balances.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable

	Nine Months Ended September 30, 2026
	Exelon	ComEd(b)	PECO	BGE	PHI	Pepco	DPL(b)(c)	ACE(b)
Balance at December 31, 2025	$94	$23	$18	$4	$49	$26	$10	$13
Plus: Current period provision for expected credit losses	32	14	6	3	9	1	3	5
Less: Write-offs, net of recoveries(a)	30	11	8	4	7	1	2	4
Balance at September 30, 2026	$96	$26	$16	$3	$51	$26	$11	$14

	Nine Months Ended September 30, 2025
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2024	$107	$34	$18	$6	$49	$27	$9	$13
Plus: Current period provision (benefit) for expected credit losses	15	4	9	(1)	3	1	—	2
Less: Write-offs, net of recoveries	24	13	10	—	1	—	—	1
Balance at September 30, 2025	$98	$25	$17	$5	$51	$28	$9	$14
_________
(a)Recoveries were not material to the Registrants.
(b)For ComEd, DPL, and ACE, the increase in current period provision for expected credit losses when comparing to nine months ended September 30, 2025, is primarily the result of increased receivable balances.
(c)For DPL, the increase in write-offs, net of recoveries when comparing to nine months ended September 30, 2025, is primarily the result of unfavorable customer behavior.

Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2026	$887	$313	$160	$180	$234	$122	$59	$53
December 31, 2025	1,231	301	278	325	327	155	100	72
__________
(a)Unbilled customer revenues are classified in Customer accounts receivable, net in the Registrants' Consolidated Balance Sheets.
Other Purchases of Customer and Other Accounts Receivables
For the nine months ended September 30, 2026 and 2025, the Utility Registrants were required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, Delaware, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participated in the utilities' consolidated billing. The following table presents the total receivables purchased.

	Total receivables purchased
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Nine months ended September 30, 2026	$3,708	$967	$1,091	$492	$1,158	$745	$209	$204
Nine months ended September 30, 2025	3,320	814	954	550	1,002	624	201	177
6. Property, Plant, and Equipment (Exelon and BGE)
Project Impairments
In the third quarter of 2026, BGE canceled two capital projects and wrote off $37 million of related costs previously recorded in Property, plant and equipment to Operating and maintenance expense in Exelon's and BGE's Consolidated Statement of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
7. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended September 30, 2026(a)(b)
	Exelon		ComEd		PECO(c)		BGE
U.S. Federal statutory rate	$186	21.0%	$115	21.0%	$36	21.0%	$24	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	48	5.4	40	7.3	(2)	(1.2)	7	6.2
Tax credits	(1)	(0.1)	1	0.2	—	—	(1)	(0.9)
Change in Unrecognized Tax Benefits	2	0.2	—	—	—	—	—	—
Nontaxable or nondeductible items	(10)	(1.1)	1	0.2	—	—	—	—
Other Adjustments
Plant Basis differences	(36)	(4.0)	(6)	(1.1)	(24)	(13.9)	(2)	(1.8)
Excess deferred tax	(35)	(4.0)	(10)	(1.8)	(2)	(1.3)	(5)	(4.1)
Amortization of ITC, net deferred taxes	—	—	(1)	(0.2)	—	—	—	—
Effective Tax Rate	$154	17.4%	$140	25.6%	$8	4.6%	$23	20.4%

	Three Months Ended September 30, 2026(a)(b)
	PHI		PEPCO(d)		DPL		ACE
U.S. Federal statutory rate	$49	21.0%	$7	21.0%	$17	21.0%	$25	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	17	7.3	2	5.6	4	5.0	8	6.6
Tax credits	(1)	(0.4)	(1)	(2.8)	—	—	—	—
Change in Unrecognized Tax Benefits	—	—	—	—	—	—	—	—
Nontaxable or nondeductible items	—	—	—	—	—	—	—	—
Other Adjustments
Plant Basis differences	(3)	(1.3)	(2)	(5.6)	—	—	—	—
Excess deferred tax	(16)	(6.9)	(10)	(29.3)	(2)	(2.2)	(1)	(1.4)
Amortization of ITC, net deferred taxes	—	—	—	—	—	—	—	—
Effective Tax Rate	$46	19.7%	$(4)	(11.1)%	$19	23.8%	$32	26.2%

	Three Months Ended September 30, 2025(a)(b)
	Exelon		ComEd(e)		PECO(c)		BGE
U.S. Federal statutory rate	$217	21.0%	$96	21.0%	$54	21.0%	$22	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	58	5.6	34	7.5	(3)	(1.2)	7	6.7
Tax credits	(4)	(0.4)	(1)	(0.2)	—	—	—	—
Nontaxable or nondeductible items	4	0.4	1	0.2	—	—	—	—
Other Adjustments
Plant Basis differences	(52)	(5.0)	(4)	(0.9)	(41)	(15.8)	(1)	(1.0)
Excess deferred tax	(68)	(6.6)	(42)	(9.2)	(5)	(2.0)	(5)	(4.8)
Amortization of ITC, net deferred taxes	—	—	(1)	(0.2)	—	—	—	—
Effective Tax Rate	$155	15.0%	$83	18.2%	$5	2.0%	$23	21.9%

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes

	Three Months Ended September 30, 2025(a)(b)
	PHI		PEPCO		DPL		ACE
U.S. Federal statutory rate	$78	21.0%	$41	21.0%	$15	21.0%	$23	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	25	6.6	13	6.6	5	6.9	8	7.2
Tax credits	(1)	(0.3)	—	—	(1)	(1.4)	(1)	(0.9)
Nontaxable or nondeductible items	—	—	(1)	(0.5)	—	—	—	—
Other Adjustments
Plant Basis differences	(2)	(0.5)	(2)	(1.0)	—	—	—	—
Excess deferred tax	(15)	(4.2)	(10)	(5.3)	(2)	(2.9)	(1)	(1.2)
Amortization of ITC, net deferred taxes	—	—	—	—	—	—	—	—
Effective Tax Rate	$85	22.6%	$41	20.8%	$17	23.6%	$29	26.1%
__________
(a)Positive amounts and percentages represent income tax expense. Negative amounts and percentages represent income tax benefit.
(b)The Registrants had no adjustments to the following disclosure categories: Foreign Tax Effects, Effects of Changes in Tax Law or Rates Enacted in the Current Period, Effects of Cross-Border Tax Laws, and Changes in Valuation Allowances.
(c)For PECO, the lower effective tax rate is primarily related to state income taxes, net of federal income tax benefit and plant basis differences attributable to tax repair deductions.
(d)For Pepco, the lower effective tax rate is primarily attributable to lower pre-tax earnings due to the unfavorable impacts of the Pepco Electric Base Rate Case’s disallowance of capitalized costs.
(e)For ComEd, the lower effective tax rate is primarily due to CEJA which resulted in the acceleration of certain income tax benefits being provided to customers.

	Nine Months Ended September 30, 2026(a)(b)
	Exelon		ComEd		PECO(c)		BGE
U.S. Federal statutory rate	$525	21.0%	$271	21.0%	$124	21.0%	$118	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	142	5.7	95	7.4	(6)	(1.0)	34	6.0
Tax credits	(6)	(0.2)	(2)	(0.2)	—	—	(2)	(0.4)
Change in Unrecognized Tax Benefits	(15)	(0.6)	(2)	(0.2)	—	—	(1)	(0.2)
Nontaxable or nondeductible items	6	0.2	2	0.3	1	0.2	1	0.3
Other Adjustments
Plant Basis differences	(110)	(4.4)	(15)	(1.2)	(79)	(13.3)	(10)	(1.8)
Excess deferred tax	(87)	(3.5)	(24)	(1.9)	(9)	(1.7)	(21)	(3.7)
Amortization of ITC, net deferred taxes	(1)	—	(1)	(0.1)	—	—	—	—
Effective Tax Rate	$454	18.2%	$324	25.1%	$31	5.2%	$119	21.2%

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes

	Nine Months Ended September 30, 2026(a)(b)
	PHI		PEPCO(d)		DPL		ACE
U.S. Federal statutory rate	$124	21.0%	$42	21.0%	$45	21.0%	$39	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	40	6.8	12	5.9	13	6.1	13	7.0
Tax credits	(2)	(0.3)	(1)	(0.5)	—	—	—	—
Change in Unrecognized Tax Benefits	—	—	—	—	—	—	—	—
Nontaxable or nondeductible items	1	0.2	—	—	—	—	—	—
Other Adjustments
Plant Basis differences	(6)	(1.0)	(4)	(2.0)	(1)	(0.5)	—	—
Excess deferred tax	(32)	(5.5)	(20)	(10.0)	(8)	(3.6)	(4)	(2.3)
Amortization of ITC, net deferred taxes	—	—	—	—	—	—	—	—
Effective Tax Rate	$125	21.2%	$29	14.4%	$49	23.0%	$48	25.7%

	Nine Months Ended September 30, 2025(a)(b)
	Exelon		ComEd(e)		PECO(c)		BGE
U.S. Federal statutory rate	$540	21.0%	$232	21.0%	$142	21.0%	$106	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	143	5.6	83	7.5	(15)	(2.2)	32	6.3
Tax credits	(11)	(0.5)	(5)	(0.5)	—	—	(2)	(0.4)
Nontaxable or nondeductible items	9	0.4	1	0.1	1	0.1	—	—
Other Adjustments
Plant Basis differences	(118)	(4.6)	(10)	(0.9)	(94)	(13.9)	(7)	(1.4)
Excess deferred tax	(166)	(6.5)	(99)	(8.9)	(11)	(1.6)	(21)	(4.2)
Amortization of ITC, net deferred taxes	(1)	—	(1)	(0.1)	—	—	—	—
Effective Tax Rate	$396	15.4%	$201	18.2%	$23	3.4%	$108	21.3%

	Nine Months Ended September 30, 2025(a)(b)
	PHI		PEPCO		DPL		ACE
U.S. Federal statutory rate	$170	21.0%	$89	21.0%	$45	21.0%	$39	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	54	6.7	27	6.3	14	6.6	13	7.0
Tax credits	(3)	(0.4)	(1)	(0.2)	(1)	(0.5)	(1)	(0.5)
Nontaxable or nondeductible items	1	0.1	—	—	—	—	—	—
Other Adjustments
Plant Basis differences	(5)	(0.6)	(4)	(0.9)	(1)	(0.5)	—	—
Excess deferred tax	(33)	(4.1)	(22)	(5.3)	(8)	(3.5)	(3)	(1.7)
Amortization of ITC, net deferred taxes	—	—	—	—	—	—	—	—
Effective Tax Rate	$184	22.7%	$89	20.9%	$49	23.1%	$48	25.8%
__________
(a)Positive amounts and percentages represent income tax expense. Negative amounts and percentages represent income tax benefit.
(b)The Registrants had no adjustments to the following disclosure categories: Foreign Tax Effects, Effects of Changes in Tax Law or Rates Enacted in the Current Period, Effects of Cross-Border Tax Laws, and Changes in Valuation Allowances.
(c)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions.
(d)For Pepco, the lower effective tax rate is primarily attributable to lower pre-tax earnings due to the unfavorable impacts of the Pepco Electric Base Rate Case’s disallowance of capitalized costs.
(e)For ComEd, the lower effective tax rate is primarily due to CEJA which resulted in the acceleration of certain income tax benefits.

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

Unrecognized Tax Benefits
Exelon, PHI and DPL have the following unrecognized tax benefits at September 30, 2026 and December 31, 2025. ComEd's, PECO's, BGE's, Pepco's, and ACE's amounts are not material.

	Exelon(a)	PHI	DPL
September 30, 2026	$88	$54	$18
December 31, 2025	100	48	11
__________
(a)At September 30, 2026 and December 31, 2025, Exelon's unrecognized tax benefits are inclusive of $20 million and $31 million, respectively, related to Constellation's share of unrecognized tax benefits for periods prior to the separation. Exelon reflected an offsetting receivable of $20 million and $31 million in Other deferred debits and other assets in the Consolidated Balance Sheet for these amounts.
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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the Exelon tax sharing agreement when Constellation was included in Exelon's consolidated group. At September 30, 2026, there is no balance due to or from Constellation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the Exelon tax sharing agreement when Constellation was included in Exelon's consolidated group. At September 30, 2026, there is no balance due to or from Constellation.
Tax Attributes. At the date of separation certain tax attributes, primarily pre-separation tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA provides that Exelon will reimburse Constellation when those allocated tax attribute carryforwards are utilized. In Q1 2026, Exelon received $235 million of payments from Constellation as reimbursement for a reduction in previously utilized pre-separation tax credit carryforwards due to the filing of amended federal tax returns. In Q2 2026, Exelon remitted $53 million of payments to Constellation for the utilization of pre-separation tax credit

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
carryforwards. At September 30, 2026, Exelon recorded a payable of $106 million and $271 million in Other current liabilities and Other deferred credits and other liabilities, respectively, in the Consolidated Balance Sheet for tax attribute carryforwards that are expected to be utilized and reimbursed to Constellation.
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
The following table presents the allocation of tax benefits from Exelon under the Tax Sharing Agreement, for the three and nine months ended September 30, 2026, and 2025.

	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
September 30, 2026	$125	$27	$(3)	$21	$8	$9	$3
September 30, 2025	20	14	12	23	12	7	4

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
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and nine months ended September 30, 2026 and 2025.

	Pension Benefits		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$40	$38	$6	$7
Interest cost	143	146	25	26
Expected return on assets	(176)	(179)	(21)	(21)
Amortization of:
Prior service cost (credit)	1	1	(2)	(2)
Actuarial loss (gain)	51	53	—	(1)
Net periodic benefit cost	$59	$59	$8	$9

	Pension Benefits		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$120	$115	$20	$19
Interest cost	428	439	75	76
Expected return on assets	(528)	(535)	(64)	(63)
Amortization of:
Prior service cost (credit)	2	2	(6)	(6)
Actuarial loss (gain)	151	159	(1)	(2)
Net periodic benefit cost	$173	$180	$24	$24
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Retirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension and OPEB Costs	2026	2025	2026	2025
Exelon	$67	$68	$196	$204
ComEd	26	22	80	64
PECO	5	2	13	5
BGE	7	16	21	46
PHI	21	23	62	72
Pepco	9	8	23	26
DPL	4	4	11	12
ACE	2	3	7	10
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allows employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Savings Plan Employer Contributions	2026	2025	2026	2025
Exelon	$33	$30	$97	$86
ComEd	17	12	41	34
PECO	5	4	14	12
BGE	3	3	9	9
PHI	3	5	15	15
Pepco	1	1	4	4
DPL	1	1	3	3
ACE	—	1	2	2
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
__________
(a)See Note 2 — Regulatory Matters of the 2025 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material at September 30, 2026 and December 31, 2025.
The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Interest Rate Risk (Exelon)
Exelon Corporate uses a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon Corporate may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. A hypothetical 50 basis point change in the interest rates associated with Exelon's interest rate swaps as of September 30, 2026 would result in an immaterial impact to Exelon's Consolidated Net income.
Below is a summary of the interest rate hedge balances at September 30, 2026 and December 31, 2025.

	Derivatives Designated as Hedging Instruments
	September 30, 2026	December 31, 2025
Other current assets	$—	$3
Other deferred debits (noncurrent assets)	17	—
Total derivative assets	17	3
Mark-to-market derivative liabilities (current liabilities)	—	(4)
Mark-to-market derivative liabilities (noncurrent liabilities)	—	—
Total mark-to-market derivative liabilities	—	(4)
Total mark-to-market derivative net assets (liabilities)	$17	$(1)

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Derivative Financial Instruments
Cash Flow Hedges (Interest Rate Risk)
For derivative instruments that qualify and are designated as cash flow hedges, the changes in fair value each period are initially recorded in AOCI and reclassified into earnings when the underlying transaction affects earnings. The gains and losses reclassified out of AOCI for the three and nine months ended September 30, 2026 and 2025 are immaterial.
In February 2026, Exelon terminated the previously issued floating-to-fixed swaps with a total notional of $550 million upon issuance of $775 million of debt. See Note 10 – Debt and Credit Agreements for additional information on the debt issuance. The settlements resulted in a net cash payment of $6 million. The accumulated AOCI loss of $4 million (net of tax) is being amortized into Interest expense in Exelon's Consolidated Statement of Operations and Comprehensive Income over the 5-year and 10-year terms of the swaps. During the third quarter of 2026, Exelon Corporate entered into $90 million notional of 10-year maturity floating-to-fixed swaps designated as cash flow hedges. The following table provides the notional amounts outstanding held by Exelon at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
5-year maturity floating-to-fixed swaps	$60	$335
10-year maturity floating-to-fixed swaps	240	365
Total	$300	$700
The related AOCI derivative gain for the three and nine months ended September 30, 2026 was $11 million and $13 million (net of tax), respectively. The related AOCI derivative loss for the three and nine months ended September 30, 2025 was $1 million and $14 million (net of tax), respectively. See Note 14 – Changes in Accumulated Other Comprehensive Income (Loss) for additional information.
Credit Risk (All Registrants)
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. The amount of cash collateral received from external counterparties remained relatively consistent as of September 30, 2026. Cash collateral held by ComEd, PECO, BGE, Pepco, DPL, and ACE must be deposited in an unaffiliated major U.S. commercial bank or foreign bank with a U.S. branch office that meets certain qualifications. The following table reflects the Registrants' cash collateral held from external counterparties, which is recorded in Other current liabilities on their respective Consolidated Balance Sheets, at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Exelon	$312	$223
ComEd	231	192
PECO	18	6
BGE	4	4
PHI	59	21
Pepco	21	13
DPL	2	3
ACE	36	5
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO's, BGE's, and DPL's credit rating. As of September 30, 2026, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of September 30, 2026, they could have been required to post collateral to their counterparties of $26 million, $14 million, and $10 million, respectively.

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
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements at September 30, 2026 and December 31, 2025.

	Outstanding Commercial Paper at		Average Interest Rate on Commercial Paper Borrowings at
Commercial Paper Issuer	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Exelon(a)	$434	$612	4.19%	3.94%
ComEd	$—	$—	—%	—%
PECO	$—	$—	—%	—%
BGE	$—	$—	—%	—%
PHI(b)	$—	$612	—%	3.94%
Pepco	$—	$303	—%	3.93%
DPL	$—	$161	—%	3.94%
ACE	$—	$148	—%	3.94%
__________
(a)Exelon Corporate had $434 million outstanding commercial paper borrowings at September 30, 2026 and no outstanding commercial paper borrowings at December 31, 2025.
(b)Represents the consolidated amounts of Pepco, DPL, and ACE.
Revolving Credit Agreements
On August 29, 2024, Exelon Corporate and each of the Utility Registrants amended and restated their respective syndicated revolving credit facilities, extending the maturity date to August 29, 2029. The following table reflects the credit agreements:

Borrower	Aggregate Bank Commitment	Interest Rate
Exelon Corporate	$900	SOFR plus 1.075%
ComEd	$1,000	SOFR plus 1.000%
PECO	$600	SOFR plus 1.000%
BGE	$600	SOFR plus 1.000%
Pepco	$300	SOFR plus 1.000%
DPL	$300	SOFR plus 1.000%
ACE	$300	SOFR plus 1.000%
Exelon Corporate and the Utility Registrants had no outstanding amounts on the revolving credit facilities as of September 30, 2026.
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
Long-Term Debt
Issuance of Long-Term Debt
During the nine months ended September 30, 2026, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Senior Notes	4.95%	March 15, 2036	$775	Repay existing indebtedness and for general corporate purposes.
ComEd	First Mortgage Bonds	4.55%	June 1, 2031	600	Repay existing indebtedness and for general corporate purposes.
ComEd	First Mortgage Bonds	5.85%	June 1, 2056	825	Repay existing indebtedness and for general corporate purposes.
PECO	First Mortgage Bonds	5.00%	September 1, 2031	750	Repay existing indebtedness and for general corporate purposes.
BGE	Notes	5.15%	June 1, 2033	500	Repay existing indebtedness and for general corporate purposes.
BGE	Notes	6.05%	June 1, 2056	425	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.00%	March 19, 2036	110	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.30%	March 19, 2041	60	Repay existing indebtedness and for general corporate purposes.
Pepco	First Mortgage Bonds	5.74%	June 17, 2056	130	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.74%	March 19, 2056	75	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	5.00%	September 16, 2036	75	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	4.95%	March 19, 2036	100	Repay existing indebtedness and for general corporate purposes.
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

As of September 30, 2026, no shares of the Convertible Senior Notes have been converted.
EPS Impact
Diluted earnings per common shares will also reflect the dilutive effect of potential common shares from share-based awards and convertible notes. The dilutive effect of the Convertible Senior Notes is computed using the if-converted method. For the three and nine months ended September 30, 2026, no incremental shares were assumed converted or included in the diluted earnings per common share resulting from the Convertible Senior Notes.
Tax-Exempt Bonds
As of September 30, 2026, DPL had $78.4 million outstanding of its 3.60% Delaware Economic Development Authority's Gas Facilities Refunding Revenue Bonds, maturing on January 1, 2031. The bonds were previously reoffered in July 2025. There have been no material changes to the terms since December 31, 2025. See Note 14 — Debt and Credit Agreements of the 2025 Form 10-K for additional information on the DPL reoffering of tax-exempt bonds.
Debt Covenants
As of September 30, 2026, the Registrants are in compliance with debt covenants.
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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of September 30, 2026 and December 31, 2025. The Registrants have no financial liabilities measured using the NAV practical expedient.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	September 30, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon (b)	$51,869	$—	$39,524	$4,468	$43,992	$49,078	$—	$40,637	$4,318	$44,955
ComEd	13,667	—	11,186	—	11,186	12,753	—	11,291	—	11,291
PECO	7,143	—	5,798	—	5,798	6,396	—	5,593	—	5,593
BGE	6,610	—	5,568	—	5,568	6,041	—	5,510	—	5,510
PHI	10,134	—	3,904	4,468	8,372	9,590	—	4,236	4,318	8,554
Pepco	4,940	—	2,312	1,986	4,298	4,632	—	2,546	1,861	4,407
DPL	2,498	—	607	1,427	2,034	2,344	—	657	1,410	2,067
ACE	2,136	—	785	1,055	1,840	2,033	—	819	1,047	1,866
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$—	$388	$388	$390	$—	$—	$403	$403
ComEd	206	—	—	206	206	206	—	—	216	216
PECO	184	—	—	182	182	184	—	—	187	187
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
(b)Includes the net carrying amount and the estimated fair value (Level 2) of the Convertible Senior Notes $1 billion and $964 million for the quarter ended September 30, 2026, respectively.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at September 30, 2026 and December 31, 2025. Exelon and the Utility Registrants have immaterial and no financial assets or liabilities measured using the NAV practical expedient, respectively:
Exelon

	At September 30, 2026				At December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,718	$—	$—	$1,718	$825	$—	$—	$825
Rabbi trust investments
Cash equivalents	110	—	—	110	101	—	—	101
Mutual funds	78	—	—	78	71	—	—	71
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	80	19	99	—	79	21	100
Rabbi trust investments subtotal	188	86	19	293	172	85	21	278
Interest rate derivative assets
Derivatives designated as hedging instruments	—	17	—	17	—	3	—	3
Interest rate derivative assets subtotal	—	17	—	17	—	3	—	3
Total assets	1,906	103	19	2,028	997	88	21	1,106
Liabilities
Commodity derivative liabilities	—	—	(117)	(117)	—	—	(131)	(131)
Interest rate derivative liabilities
Derivatives designated as hedging instruments	—	—	—	—	—	(4)	—	(4)
Interest rate derivative liabilities subtotal	—	—	—	—	—	(4)	—	(4)
Deferred compensation obligation	—	(67)	—	(67)	—	(71)	—	(71)
Total liabilities	—	(67)	(117)	(184)	—	(75)	(131)	(206)
Total net assets (liabilities)	$1,906	$36	$(98)	$1,844	$997	$13	$(110)	$900
__________
(a)Exelon excludes cash of $166 million and $180 million at September 30, 2026 and December 31, 2025, respectively, and restricted cash of $236 million and $196 million at September 30, 2026 and December 31, 2025, respectively, and includes long-term restricted cash of $49 million and $50 million at September 30, 2026 and December 31, 2025, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
At September 30, 2026	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$573	$—	$—	$573	$81	$—	$—	$81	$834	$—	$—	$834
Rabbi trust investments
Cash equivalents	—	—	—	—	3	—	—	3	—	—	—	—
Mutual funds	—	—	—	—	14	—	—	14	16	—	—	16
Life insurance contracts	—	—	—	—	—	24	—	24	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	17	24	—	41	16	—	—	16
Total assets	573	—	—	573	98	24	—	122	850	—	—	850
Liabilities
Commodity derivative liabilities(b)	—	—	(117)	(117)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(10)	—	(10)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(10)	(117)	(127)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$573	$(10)	$(117)	$446	$98	$17	$—	$115	$850	$(4)	$—	$846

	ComEd				PECO				BGE
At December 31, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$393	$—	$—	$393	$93	$—	$—	$93	$205	$—	$—	$205
Rabbi trust investments
Mutual funds	—	—	—	—	13	—	—	13	10	—	—	10
Life insurance contracts	—	—	—	—	—	25	—	25	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	13	25	—	38	10	—	—	10
Total assets	393	—	—	393	106	25	—	131	215	—	—	215
Liabilities
Commodity derivative liabilities(b)	—	—	(131)	(131)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(9)	—	(9)	—	(8)	—	(8)	—	(4)	—	(4)
Total liabilities	—	(9)	(131)	(140)	—	(8)	—	(8)	—	(4)	—	(4)
Total net assets (liabilities)	$393	$(9)	$(131)	$253	$106	$17	$—	$123	$215	$(4)	$—	$211
__________
(a)ComEd excludes cash of $75 million and $77 million at September 30, 2026 and December 31, 2025, respectively, and restricted cash of $231 million and $193 million at September 30, 2026 and December 31, 2025, respectively. Additionally,

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
ComEd includes long-term restricted cash of $49 million and $50 million at September 30, 2026 and December 31, 2025, respectively, which is reported in Other deferred debits and other assets in the Consolidated Balance Sheets. PECO excludes cash of $26 million and $23 million at September 30, 2026 and December 31, 2025, respectively. BGE excludes cash of $11 million and $15 million at September 30, 2026 and December 31, 2025, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $21 million and $96 million, respectively, at September 30, 2026 and $25 million and $106 million, respectively, at December 31, 2025 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	At September 30, 2026				At December 31, 2025
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$205	$—	$—	$205	$83	$—	$—	$83
Rabbi trust investments
Cash equivalents	103	—	—	103	99	—	—	99
Mutual funds	8	—	—	8	9	—	—	9
Fixed income	—	6	—	6	—	6	—	6
Life insurance contracts	—	23	20	43	—	23	20	43
Rabbi trust investments subtotal	111	29	20	160	108	29	20	157
Total assets	316	29	20	365	191	29	20	240
Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(9)	—	(9)
Total liabilities	—	(8)	—	(8)	—	(9)	—	(9)
Total net assets	$316	$21	$20	$357	$191	$20	$20	$231

	Pepco				DPL				ACE
At September 30, 2026	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$102	$—	$—	$102	$74	$—	$—	$74	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	103	—	—	103	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	19	42	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	103	23	19	145	—	—	—	—	—	—	—	—
Total assets	205	23	19	247	74	—	—	74	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$205	$22	$19	$246	$74	$—	$—	$74	$—	$—	$—	$—

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
At December 31, 2025	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$33	$—	$—	$33	$3	$—	$—	$3	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	98	—	—	98	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	20	43	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	98	23	20	141	—	—	—	—	—	—	—	—
Total assets	131	23	20	174	3	—	—	3	—	—	—	—
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$131	$22	$20	$173	$3	$—	$—	$3	$—	$—	$—	$—
__________
(a)PHI excludes cash of $43 million and $56 million at September 30, 2026 and December 31, 2025, respectively, and restricted cash of $5 million and $2 million at September 30, 2026 and December 31, 2025. Pepco excludes cash of $16 million and $22 million at September 30, 2026 and December 31, 2025, respectively. DPL excludes cash of $7 million and $9 million at September 30, 2026 and December 31, 2025, respectively. ACE excludes cash of $14 million and $22 million at September 30, 2026 and December 31, 2025, respectively and restricted cash of $5 million and $2 million at September 30, 2026 and December 31, 2025, respectively.

Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2026 and 2025:

	Exelon	ComEd	PHI and Pepco
Three Months Ended September 30, 2026	Total	Commodity Derivatives	Life Insurance Contracts
Balance at June 30, 2026	$(109)	$(128)	$19
Total realized / unrealized gains (losses)
Included in net income(a)	—	—	—
Included in regulatory assets/liabilities(b)	11	11	—
Settlements	—	—	—
Balance at September 30, 2026(c)	$(98)	$(117)	$19
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2026	$—	$—	$—

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities

	Exelon	ComEd	PHI and Pepco
Three Months Ended September 30, 2025	Total	Commodity Derivatives	Life Insurance Contracts
Balance at June 30, 2025	$(112)	$(135)	$22
Total realized / unrealized gains (losses)
Included in net income(a)	1	—	—
Included in regulatory assets/liabilities(b)	7	7	—
Settlements	(1)	—	(1)
Balance at September 30, 2025(c)	$(105)	$(128)	$21
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2025	$(1)	$—	$—

	Exelon	ComEd	PHI and Pepco
Nine Months Ended September 30, 2026	Total	Commodity Derivatives	Life Insurance Contracts
Balance at December 31, 2025	$(110)	$(131)	$20
Total realized / unrealized gains (losses)
Included in net income(a)	—	—	—
Included in regulatory assets/liabilities(b)	14	14	—
Settlements	(2)	—	(1)
Balance at September 30, 2026(c)	$(98)	$(117)	$19
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2026	$—	$—	$—

	Exelon	ComEd	PHI and Pepco
Nine Months Ended September 30, 2025	Total	Commodity Derivatives	Life Insurance Contracts
Balance at December 31, 2024	$(110)	$(132)	$21
Total realized / unrealized gains (losses)
Included in net income(a)	2	—	1
Included in regulatory assets/liabilities(b)	4	4	—
Settlements	(1)	—	(1)
Balance at September 30, 2025(c)	$(105)	$(128)	$21
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities at September 30, 2025	$1	$—	$1
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)For ComEd, this includes $8 million of increases in fair value and an increase for realized gains due to settlements of $3 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended September 30, 2026. Includes $1 million of increases in fair value and an increase for realized gains due to settlements of $6 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended September 30, 2025. Includes $8 million of decreases in fair value and an increase for realized gains due to settlements of $22 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the nine months ended September 30, 2026. Includes $29 million of decreases in fair value and an increase for realized gains due to settlements of $33 million recorded in Purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the nine months ended September 30, 2025.
(c)For ComEd, the balance of the current and noncurrent asset was zero as of September 30, 2026. The balance consists of a current and noncurrent liability of $21 million and $96 million, respectively, as of September 30, 2026.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Commodity Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at September 30, 2026	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	2026 Range & Arithmetic Average				2025 Range & Arithmetic Average
Commodity derivatives	$(117)	$(131)	Discounted Cash Flow	Forward power price(a)	$26.75	-	$66.55	$43.02	$29.75	-	$61.84	$41.95
________
(a)An increase to the forward power price would increase the fair value.

12. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 16 — Commitments and Contingencies of the 2025 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE at September 30, 2026:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	20	18	18	—	—
__________
(a)Remaining commitments extend through 2026 and include escrow funds and rate credits.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments at September 30, 2026, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2026	2027	2028	2029	2030	2031 and beyond
Exelon
Letters of credit(a)	$55	$10	$45	$—	$—	$—	$—
Surety bonds(b)	472	72	235	165	—	—	—
Financing trust guarantees(c)	378	—	—	78	—	—	300
Guaranteed lease residual values(d)	25	—	—	6	4	4	11
Total commercial commitments	$930	$82	$280	$249	$4	$4	$311

ComEd
Letters of credit(a)	$15	$4	$11	$—	$—	$—	$—
Surety bonds(b)	144	10	134	—	—	—	—
Financing trust guarantees(c)	200	—	—	—	—	—	200
Total commercial commitments	$359	$14	$145	$—	$—	$—	$200

PECO
Letters of credit(a)	$4	$—	$4	$—	$—	$—	$—
Surety bonds(b)	19	—	19	—	—	—	—
Financing trust guarantees(c)	178	—	—	78	—	—	100
Total commercial commitments	$201	$—	$23	$78	$—	$—	$100

BGE
Letters of credit(a)	$27	$4	$23	$—	$—	$—	$—
Surety bonds(b)	93	1	5	87	—	—	—
Total commercial commitments	$120	$5	$28	$87	$—	$—	$—

PHI
Letters of credit(a)	$6	$—	$6	$—	$—	$—	$—
Surety bonds(b)	157	57	22	78	—	—	—
Guaranteed lease residual values(d)	25	—	—	6	4	4	11
Total commercial commitments	$188	$57	$28	$84	$4	$4	$11

Pepco
Letters of credit(a)	$3	$—	$3	$—	$—	$—	$—
Surety bonds(b)	143	51	14	78	—	—	—
Guaranteed lease residual values(d)	9	—	—	2	1	2	4
Total commercial commitments	$155	$51	$17	$80	$1	$2	$4

DPL
Letters of credit(a)	$1	$—	$1	$—	$—	$—	$—
Surety bonds(b)	8	3	5	—	—	—	—
Guaranteed lease residual values(d)	9	—	—	2	2	1	4
Total commercial commitments	$18	$3	$6	$2	$2	$1	$4

ACE
Letters of credit(a)	$2	$—	$2	$—	$—	$—	$—
Surety bonds(b)	6	3	3	—	—	—	—
Guaranteed lease residual values(d)	7	—	—	2	1	1	3
Total commercial commitments	$15	$3	$5	$2	$1	$1	$3

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
(c)Reflects guarantee of ComEd and PECO securities held by ComEd Financing III, PECO Trust III, and PECO Trust IV.
(d)Represents the maximum potential obligation in the event the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 9 years. The maximum potential obligation at the end of the minimum lease term would be $59 million guaranteed by Exelon and PHI, of which $21 million, $21 million, and $17 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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
•ComEd has 16 sites currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2034.
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
During the third quarter of 2026, ComEd and PECO completed an annual study of their future estimated MGP remediation requirements. The study resulted in increases of $12 million and $2 million to the environmental liability and related Regulatory asset for ComEd and PECO, respectively. The increases were primarily due to increased costs resulting from inflation, adjustments to unit costs, and changes in remediation plans.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
At September 30, 2026 and December 31, 2025, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	September 30, 2026		December 31, 2025
	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation	Total Environmental Investigation and Remediation Liabilities	Portion of Total Related to MGP Investigation and Remediation
Exelon	$369	$318	$386	$321
ComEd	295	295	289	289
PECO	16	13	23	22
BGE	13	10	13	10
PHI	44	—	57	—
Pepco	42	—	55	—
DPL	2	—	1	—
ACE	—	—	1	—
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
In addition, subsequent to Exelon announcing the receipt of the USAO subpoenas, several shareholders sent letters to the Exelon Board of Directors demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. Since that date, multiple parties have filed separate derivative lawsuits that were subsequently consolidated. On October 12, 2021, the parties filed an agreed motion to stay the litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. The stay was extended several times. Through mediation efforts, a settlement of the derivative claims was reached by the SLC, the Independent Review Committee of the Board (which had been formed in the third quarter of 2022, to ensure the Board’s consideration of any SLC recommendations would be independent and objective), the Board, and certain of the derivative shareholders. On June 16, 2023, the SLC filed a motion for preliminary approval of the settlement, attaching the Stipulation and Agreement of Settlement

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
(Stipulation), which contained the terms of the settlement. The settlement terms include but are not limited to: a payment of $40 million to Exelon by Exelon’s insurers; a combined $10 million award for service awards and attorneys' fees and expenses; various compliance and disclosure-related reforms; and certain changes in Board and Committee composition. The non-settling shareholders objected to the settlement and opposed preliminary approval. On September 20, 2024, the court denied without prejudice the SLC’s motion for preliminary approval. The court’s order provided that if the SLC can substantiate or otherwise revise the attorneys’ fees aspect of the settlement, then the SLC could renew its motion for preliminary approval by October 21, 2024. On October 21, 2024, the SLC filed its second renewed motion for preliminary approval, and the Settling Shareholders filed a brief in support of the SLC's second renewed motion for preliminary approval. On November 20, 2024, the non-settling plaintiffs filed an opposition to the renewed motion for preliminary approval. On December 18, 2024, the SLC and Settling Shareholders filed replies in support of the renewed motion for preliminary approval. The court granted the renewed motion for preliminary approval on November 17, 2025, and held the final settlement hearing on May 5, 2026. On September 22, 2026, the court granted final approval of the settlement, approved the related service awards and attorneys’ fees and expenses. On October 21, 2026, the non-settling plaintiffs filed their notice of appeal of the final approval order.
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
As of September 30, 2026, Exelon, BGE, PHI, Pepco, and DPL have filed or plan to file refund claims including interest of $165 million, $110 million, $55 million, $35 million, and $20 million, respectively. The receivable will be recorded in the period that resolution is reached with taxing authorities. The sales tax payments were primarily capitalized; therefore, that portion of the refund would be recorded as a reduction to PP&E included in rate base.
Exelon, BGE, PHI, Pepco, and DPL plan to work collaboratively with the MDPSC and other key stakeholders to determine the optimal approach to reduce customer bills for the sales tax refund. Exelon, BGE, PHI, Pepco, and DPL plan to begin sharing those tax benefits with customers following the receipt of the refund from the Maryland Comptroller.
General (All Registrants). The Registrants are involved in various other litigation matters for personal injury, property damage and other claims that are being defended and handled in the ordinary course of business. The Registrants are also from time to time subject to audits and investigations by the FERC and other regulators. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. The Registrants maintain various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Management is sometimes unable to estimate an amount or range of reasonably possible loss, particularly where (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Shareholders' Equity
13. Shareholders' Equity (Exelon)
At-the-Market Program
On May 2, 2025, Exelon executed an equity distribution agreement ("2025 Equity Distribution Agreement"), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $2.5 billion through May 2, 2028. Exelon has no obligation to offer or sell any shares of Common stock under the 2025 Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the 2025 Equity Distribution Agreement. Exelon issued the following shares of Common stock in the second and third quarters of 2026:

Effective Period	Shares Issued (in millions)	Weighted-Average Net Price	Net Proceeds (a) (in millions)
Q2 2026 (b)	8.7	$44.03	$382
Q3 2026 (c)	2.3	$43.29	$101
_________
(a)Proceeds were used for general corporate purposes.
(b)In the second quarter of 2026, Exelon settled all forward sale agreements with a November 16, 2026 maturity date and a portion of the forward sale agreements with December 15, 2026 and July 30, 2027 maturity dates that were entered into by various forward sellers under the ATM program as outlined below.
(c)In the third quarter of 2026, Exelon settled a forward sale agreement with a December 15, 2026 maturity date that was entered into by the forward seller under the ATM program as outlined below.
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
No amounts have been or will be recorded on Exelon's Consolidated Balance Sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the three and nine months ended September 30, 2026, approximately 16.5 million and 16.3 million shares, respectively, under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.
Inclusive of the impact of the forward sale agreements, $1.0 billion of Common stock remained available for sale pursuant to the ATM program as of September 30, 2026.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Changes in Accumulated Other Comprehensive Income (Loss)
14. Changes in Accumulated Other Comprehensive Income (Loss) (Exelon)
The following table presents changes in Exelon's AOCI, net of tax, by component:

Three Months Ended September 30, 2026	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at June 30, 2026	$28	$(778)	$(750)
OCI before reclassifications	12	—	12
Amounts reclassified from AOCI	(2)	7	5
Net current-period OCI	10	7	17
Balance at September 30, 2026	$38	$(771)	$(733)

Three Months Ended September 30, 2025	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at June 30, 2025	$31	$(749)	$(718)
OCI before reclassifications	(1)	—	(1)
Amounts reclassified from AOCI	(1)	5	4
Net current-period OCI	(2)	5	3
Balance at September 30, 2025	$29	$(744)	$(715)

Nine Months Ended September 30, 2026	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2025	$33	$(795)	$(762)
OCI before reclassifications	10	3	13
Amounts reclassified from AOCI	(5)	21	16
Net current-period OCI	5	24	29
Balance at September 30, 2026	$38	$(771)	$(733)

Nine Months Ended September 30, 2025	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Total
Balance at December 31, 2024	$45	$(765)	$(720)
OCI before reclassifications	(11)	5	(6)
Amounts reclassified from AOCI	(5)	16	11
Net current-period OCI	(16)	21	5
Balance at September 30, 2025	$29	$(744)	$(715)
______
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. See Note 12 — Retirement Benefits of the 2025 Form 10-K and Note 8 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents Income tax benefit (expense) allocated to each component of Exelon's Other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pension and non-pension postretirement benefit plans:
Actuarial losses reclassified to periodic benefit cost	$(2)	$(2)	$(6)	$(6)
Pension and non-pension postretirement benefit plans valuation adjustments	—	—	(1)	(2)
Unrealized (losses) gains on cash flow hedges	(3)	2	(3)	4
15. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended September 30, 2026
Utility taxes(a)	$287	$93	$62	$29	$103	$94	$8	$1
Property	132	20	5	67	39	32	7	—
Payroll	38	12	5	4	8	2	1	1

Three Months Ended September 30, 2025
Utility taxes(a)	$269	$85	$58	$27	$99	$91	$7	$1
Property	119	9	6	61	43	29	13	1
Payroll	34	9	4	5	8	2	1	1

Nine Months Ended September 30, 2026
Utility taxes(a)	$816	$264	$171	$92	$288	$260	$25	$3
Property	381	40	15	193	132	92	37	2
Payroll	108	29	14	13	25	5	3	3

Nine Months Ended September 30, 2025
Utility taxes(a)	$765	$244	$156	$85	$280	$255	$22	$3
Property	341	27	15	175	123	84	37	2
Payroll	101	26	14	14	22	5	3	2
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended September 30, 2026
AFUDC — Equity	$66	$25	$12	$17	$12	$9	$2	$1
Non-service net periodic benefit cost	(12)	—	—	—	—	—	—	—

Three Months Ended September 30, 2025
AFUDC — Equity	$49	$19	$9	$11	$10	$8	$1	$1
Non-service net periodic benefit cost	(13)	—	—	—	—	—	—	—

Nine Months Ended September 30, 2026
AFUDC — Equity	$186	$71	$33	$47	$35	$27	$5	$3
Non-service net periodic benefit cost	(33)	—	—	—	—	—	—	—

Nine Months Ended September 30, 2025
AFUDC — Equity	$130	$45	$26	$29	$30	$23	$4	$3
Non-service net periodic benefit cost	(39)	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization, and accretion
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL		ACE
Nine Months Ended September 30, 2026
Property, plant, and equipment(a)	$2,419	$966	$371	$400	$640	$284	$180	`	$173
Amortization of regulatory assets and liabilities, net(a)	491	292	2	96	101	59	20		22
Amortization of intangible assets, net(a)	—	—	—	—	—	—	—		—
ARO accretion(b)	2	—	—	—	—	—	—		—
Total depreciation, amortization, and accretion	$2,912	$1,258	$373	$496	$741	$343	$200		$195

Nine Months Ended September 30, 2025
Property, plant, and equipment(a)	$2,270	$915	$333	$375	$606	$268	$169		$166
Amortization of regulatory assets and liabilities, net(a)	444	247	3	98	95	53	20		22
Amortization of intangible assets, net(a)	3	—	—	—	—	—	—		—
ARO accretion(b)	2	—	—	—	2	1	—		—
Total depreciation, amortization, and accretion	$2,719	$1,162	$336	$473	$703	$322	$189		$188
__________
(a)Included in Depreciation and amortization expense in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(b)Included in Operating and maintenance expense in Exelon's Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Nine Months Ended September 30, 2026
Pension and OPEB costs	$196	$80	$13	$21	$62	$23	$11	$7
Allowance for credit losses	243	62	70	51	60	28	12	20
True-up adjustments to decoupling mechanisms and formula rates(a)	140	62	(10)	35	53	13	8	32
Amortization of operating ROU asset	17	—	—	5	8	2	3	1
AFUDC — Equity	(186)	(71)	(33)	(47)	(35)	(27)	(5)	(3)

Nine Months Ended September 30, 2025
Pension and OPEB costs	$204	$64	$5	$46	$72	$26	$12	$10
Allowance for credit losses	202	41	75	20	66	29	13	24
True-up adjustments to decoupling mechanisms and formula rates(a)	627	525	6	63	33	19	10	4
Amortization of operating ROU asset	22	—	—	5	13	4	4	2
AFUDC — Equity	(130)	(45)	(26)	(29)	(30)	(23)	(4)	(3)
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

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Cash, cash equivalents, and restricted cash
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at September 30, 2026
Cash and cash equivalents	$1,469	$300	$107	$842	$207	$79	$79	$15
Restricted cash and cash equivalents	602	530	—	3	46	39	2	4
Restricted cash included in Other deferred debits and other assets	49	49	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$2,120	$879	$107	$845	$253	$118	$81	$19

Balance at December 31, 2025
Cash and cash equivalents	$626	$159	$116	$217	$103	$22	$9	$22
Restricted cash and cash equivalents	525	454	—	3	38	33	3	2
Restricted cash included in Other deferred debits and other assets	50	50	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,201	$663	$116	$220	$141	$55	$12	$24

Balance at September 30, 2025
Cash and cash equivalents	$1,533	$405	$364	$663	$93	$25	$6	$25
Restricted cash and cash equivalents	516	453	—	2	27	22	2	3
Restricted cash included in Other deferred debits and other assets	49	49	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$2,098	$907	$364	$665	$120	$47	$8	$28

Balance at December 31, 2024
Cash and cash equivalents	$357	$105	$48	$33	$139	$30	$21	$14
Restricted cash and cash equivalents	541	486	—	1	24	21	2	—
Restricted cash included in Other deferred debits and other assets	41	41	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$939	$632	$48	$34	$163	$51	$23	$14
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2025 Form 10-K.

Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Supplemental Financial Information

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at September 30, 2026
Compensation-related accruals(a)	$589	$201	$68	$71	$109	$30	$21	$16
Taxes accrued	243	102	14	34	125	91	24	10
Interest accrued	495	130	59	108	90	40	28	19
Other accruals(b)	275	9	218	1	32	21	4	8

Balance at December 31, 2025
Compensation-related accruals(a)	$705	$209	$96	$99	$125	$35	$24	$17
Taxes accrued	242	94	306	191	107	69	25	18
Interest accrued	538	155	75	55	92	49	18	20
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.
(b)Primarily relates to environmental and contingency reserves.
16. Related Party Transactions (All Registrants)
Service Company Costs for Corporate Support
The Registrants receive a variety of corporate support services from BSC. Pepco, DPL, and ACE also receive corporate support services from PHISCO. See Note 1 — Significant Accounting Policies for additional information regarding BSC and PHISCO.

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Related Party Transactions

The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Exelon
BSC					$132	$156	$383	$478
PHISCO					19	29	71	83
ComEd
BSC	$104	$95	$316	$296	54	63	166	186
PECO
BSC	55	58	188	178	28	24	69	79
BGE
BSC	56	60	193	185	21	28	62	92
PHI
BSC	38	44	154	144	29	41	87	121
PHISCO	—	—	—	—	19	29	71	83
Pepco
BSC	32	30	104	93	10	18	35	52
PHISCO	27	29	94	91	5	14	27	36
DPL
BSC	20	19	65	58	9	12	27	36
PHISCO	22	24	73	75	8	8	23	25
ACE
BSC	16	15	52	47	10	10	23	28
PHISCO	16	22	67	69	7	7	21	22

Combined Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Related Party Transactions

Receivables from/Payables to Affiliates
The following tables present Receivables from affiliates and Payables to affiliates:
September 30, 2026

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$65	$—	$3	$68
PECO	$—		—	—	—	—	30	—	5	35
BGE	—	—		—	—	—	33	—	2	35
PHI(a)	—	—	—	—	—	—	6	—	5	11
Pepco	—	—	—		—	—	19	13	2	34
DPL	—	—	—	—		—	12	9	2	23
ACE	—	—	—	—	—		9	8	1	18
Other	5	1	—	—	6	1	—	—		13
Total	$5	$1	$—	$—	$6	$1	$174	$30	$20	$237
December 31, 2025

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$76	$—	$5	$81
PECO	$—		—	—	—	—	33	—	2	35
BGE	—	—		—	—	—	39	—	—	39
PHI(a)	—	—	—	—	—	—	5	2	11	18
Pepco	—	—	—		—	—	25	11	1	37
DPL	—	—	—	—		—	15	10	—	25
ACE	—	—	—	—	—		14	10	—	24
Other	5	—	1	—	2	12	—	—		20
Total	$5	$—	$1	$—	$2	$12	$207	$33	$19	$279
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
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	September 30, 2026			December 31, 2025
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$206	$—	$206	$206	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$206	$184	$390	$206	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders by Registrant for the three and nine months ended September 30, 2026 compared to the same period in 2025. For additional information regarding the financial results for the three and nine months ended September 30, 2026 and 2025, see the discussions of Results of Operations by Registrant.

	Three Months Ended September 30,		(Unfavorable) Favorable Variance	Nine Months Ended September 30,		(Unfavorable) Favorable Variance
	2026	2025		2026	2025
Exelon	$729	$875	$(146)	$2,044	$2,174	$(130)
ComEd	406	373	33	965	903	62
PECO	165	250	(85)	562	652	(90)
BGE	90	82	8	443	398	45
PHI	187	291	(104)	465	628	(163)
Pepco	40	156	(116)	173	337	(164)
DPL	61	55	6	164	163	1
ACE	90	82	8	139	138	1
Other(a)	(119)	(121)	2	(391)	(407)	16
__________
(a)Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities, and other financing and investment activities.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025. Net income attributable to common shareholders decreased by $146 million and diluted earnings per average common share decreased to $0.70 in 2026 from $0.86 in 2025 primarily due to:
•Higher write-offs associated with Pepco's Maryland Base Rate Case at PHI;
•Higher storm costs at PECO due to the absence of extraordinary February and June storm cost deferrals recognized in 2025 and increased storm costs;

•Higher interest expense at PECO, PHI, and Exelon Corporate;
•Higher project impairments at BGE;
•Higher depreciation expense at PECO and PHI;
•Higher income taxes at PECO;
•Higher contracting costs at PECO; and
•Higher storm costs at PHI.
Note that rate increases are associated with updated recovery rates for costs and investments to serve customers. The decreases were partially offset by:
•Favorable impacts of approved rate increases at ComEd, BGE and PHI;
•Higher AFUDC at ComEd;
•Absence of Customer Surcharge Credits at PECO;
•Favorable weather at PECO;
•Lower contracting costs at BGE; and
•Lower income taxes at Exelon Corporate.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Net income attributable to common shareholders decreased by $130 million and diluted earnings per average common share decreased to $1.98 in 2026 from $2.15 in 2025 primarily due to:
•Higher write-offs associated with Pepco's Maryland Base Rate Case at PHI;
•Higher interest expense at PECO, PHI, and Exelon Corporate;
•Higher depreciation expense at PECO and PHI;
•Timing of distribution earnings at ComEd;
•Higher storm costs at PECO due to the absence of extraordinary February and June storm cost deferrals recognized in 2025;
•Higher project impairments at BGE;
•Higher contracting costs at PECO;
•Higher income taxes at PECO;
•Higher credit loss expense at BGE;
•Higher storm costs at PHI; and
•Unfavorable impacts of the Pepco Maryland multi-year plan reconciliation at PHI.
Note that rate increases are associated with updated recovery rates for costs and investments to serve customers, driving top quartile reliability and avoiding outage costs. The decreases were partially offset by:
•Favorable impacts of approved rate increases at ComEd, BGE and PHI;
•Absence of Customer Relief Fund contribution at Exelon Corporate;
•Higher AFUDC at ComEd;
•Absence of Customer Surcharge Credits at PECO;
•Favorable weather at PECO;
•Lower contracting costs at BGE;
•Lower storm costs at PECO; and
•Lower income taxes at Exelon Corporate.

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
The following table provides a reconciliation between GAAP Net income attributable to common shareholders and Adjusted (non-GAAP) operating earnings for the three and nine months ended September 30, 2026 compared to the same period in 2025:

	Three Months Ended September 30,
	2026		2025
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$729	$0.70	$875	$0.86
Asset retirement obligation (net of taxes of $0)	—	—	(1)	—
Change in environmental costs (net of taxes of $1)	(3)	—	—	—
Cost management program (net of taxes of $6)(a)	15	0.01	—	—
Project impairments (net of taxes of $11)(b)	26	0.03	—	—
Regulatory matters (net of taxes of $50)(c)	130	0.13	—	—
Adjusted (non-GAAP) operating earnings	$897	$0.87	$874	$0.86

	Nine Months Ended September 30,
	2026		2025
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net income attributable to common shareholders	$2,044	$1.98	$2,174	$2.15
Asset retirement obligation (net of taxes of $0)	—	—	(1)	—
Change in environmental costs (net of taxes of $1)	(3)	—	—	—
Change in FERC audit liability (net of taxes of $1)	—	—	2	—
Cost management program (net of taxes of $21 and $0, respectively)(a)	57	0.06	(1)	—
Income tax-related adjustments (entire amount represents tax expense)(d)	—	—	1	—
Project impairments (net of taxes of $11)(b)	26	0.03	—	—
Regulatory matters (net of taxes of $54 and $7, respectively)(c)	141	0.14	22	0.02
Adjusted (non-GAAP) operating earnings	$2,265	$2.20	$2,198	$2.17
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

(a)In 2025, primarily represents severance costs related to a cost management program. In 2026, represents third-party consulting and severance costs related to a cost management program.
(b)Represents costs related to capital project impairments.
(c)Represents the disallowance of certain capitalized costs.
(d)Reflects the adjustment to state deferred income taxes due to changes in forecasted apportionment.

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
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	January 17, 2023	Electric	$1,487	$1,045	8.905%	December 19, 2024	January 1, 2024
	April 26, 2024 (amended on September 11, 2024)	Electric	$624	$623	9.89%	October 31, 2024	January 1, 2025
PECO - Pennsylvania	March 28, 2024	Electric	$464	$354	N/A	December 12, 2024	January 1, 2025
		Natural Gas	$111	$78
BGE - Maryland	February 17, 2023	Electric	$313	$179	9.50%	December 14, 2023	January 1, 2024
		Natural Gas	$289	$229	9.45%
Pepco - District of Columbia	April 13, 2023 (amended February 27, 2024)	Electric	$186	$123	9.50%	November 26, 2024	January 1, 2025
Pepco - Maryland	May 16, 2023 (amended February 23, 2024)	Electric	$111	$45	9.50%	June 10, 2024	April 1, 2024
	October 14, 2025 (amended April 16, 2026)	Electric	$120	$51	9.40%	August 28, 2026	August 10, 2026
DPL - Maryland	May 19, 2022	Electric	$38	$29	9.60%	December 14, 2022	January 1, 2023
DPL - Delaware	December 15, 2022 (amended September 29, 2023)	Electric	$39	$28	9.60%	April 18, 2024	July 15, 2023
	September 20, 2024 (amended September 5, 2025)	Natural Gas	$37	$22	9.60%	December 17, 2025	January 1, 2026
ACE - New Jersey	November 21, 2024	Electric	$109	$54	9.60%	November 21, 2025	December 1, 2025

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
DPL - Delaware	December 9, 2025 (amended August 31, 2026)	Electric	$53	10.50%	Third quarter of 2027
BGE - Maryland	July 2, 2026 (amended October 16, 2026)	Electric	$151	10.40%	First quarter of 2027
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
On February 18, 2026, the U.S. Treasury issued guidance addressing the implementation of CAMT in the form of a notice. The new guidance permits corporate taxpayers to deduct repair and maintenance costs in the calculation of their CAMT liabilities. The notice applies retroactively, permitting Exelon to file amended returns for both 2024 and 2023 to reduce its CAMT liability by $80 million. Pursuant to the TMA, Exelon received reimbursement from Constellation for $235 million due to the reduction in the amount of Constellation's tax credits needed to offset Exelon's CAMT liability on its amended returns. See Note 7 – Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
The impact of the notice was recorded as of March 31, 2026.
At-the-Market Program
In the third quarter of 2026, Exelon issued approximately 2.3 million shares of Common stock at a weighted-average net price of $43.29 per share. The net proceeds from the issuance were $101 million, which were used for general corporate purposes. See Note 13 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
Other Key Business Drivers and Management Strategies
The following discussion of other key business drivers and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business in the 2025 Form 10-K, ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Key Business Drivers and Management Strategies in the 2025 Form 10-K, and Note 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in this report for additional information on various environmental matters.
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

PJM Cost Allocation Methodology (All Registrants)
On October 7, 2026, FERC issued an order providing additional direction on its March 6, 2026 order. The March 6, 2026, order required PJM to eliminate the de minimis threshold exemption used to allocate certain transmission reliability upgrade costs to the rate zones of PJM Transmission Owners, including the Utility Registrants. FERC also directed PJM to recalculate historical cost allocations beginning June 18, 2015, and, as applicable, pass through additional charges or payments to PJM customers, including the Utility Registrants, as applicable, with interest. The October 6th order also directed that hearing and settlement proceedings be held to determine how PJM should reflect changes in market participants during the 15-year refund and surcharge period. An appeal of FERC's March 6th order remains pending before the United States Court of Appeals for the D.C. Circuit.
The final impact of these proceedings cannot be predicted or reasonably estimated at this time, but could be material to the financial statements.
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
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. As of September 30, 2026, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2025. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2025 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Operating revenues	$2,470	$2,275	$195	$6,368	$6,176	$192
Operating expenses
Purchased power	783	806	23	1,814	2,044	230
Operating and maintenance	464	409	(55)	1,350	1,254	(96)
Depreciation and amortization	438	395	(43)	1,258	1,162	(96)
Taxes other than income taxes	133	107	(26)	345	303	(42)
Total operating expenses	1,818	1,717	(101)	4,767	4,763	(4)
Operating income	652	558	94	1,601	1,413	188
Other income and (deductions)
Interest expense, net	(149)	(135)	(14)	(428)	(395)	(33)
Other, net	43	33	10	116	86	30
Total other income and (deductions)	(106)	(102)	(4)	(312)	(309)	(3)
Income before income taxes	546	456	90	1,289	1,104	185
Income taxes	140	83	(57)	324	201	(123)
Net income	$406	$373	$33	$965	$903	$62
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025. Net Income increased by $33 million as compared to the same period in 2025, primarily due to higher distribution and transmission rate base driven by incremental investments to serve customers and higher AFUDC.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Net income increased by $62 million as compared to the same period in 2025, primarily due to higher distribution and transmission rate base driven by incremental investments to serve customers and higher AFUDC, offset by the timing of distribution earnings.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase	Increase
Distribution	$33	$49
Transmission	52	85
Energy efficiency	18	40
Other	7	2
	110	176
Regulatory required programs	85	16
Total increase	$195	$192
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not intended to be impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms.
Distribution Revenue. Starting in 2024, distribution revenues are under a MRP. The MRP requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenues increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, primarily due to higher rate base and higher fully recoverable costs.

ComEd
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenues increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025, primarily due to higher rate base and higher fully recoverable costs.
Energy Efficiency Revenue. Energy efficiency revenues are under a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs the ICC determines are prudently and reasonably incurred in a given year. Energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenues increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, primarily due to higher fully recoverable costs.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenues increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, which primarily reflects increased mutual assistance revenues associated with storm restoration efforts.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. One of our larger regulatory required programs is our customer choice program where customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as ComEd remains the distribution service provider for all customers and charges a regulated rate for distribution service. For customers that choose to purchase electric generation from competitive suppliers, this is treated as a pass through for ComEd and therefore, financial results are not impacted if customers purchase electricity supply from these alternative suppliers. For customers that choose to purchase electric generation from ComEd, ComEd is permitted to recover costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The decrease of $23 million and $230 million for the three and nine months ended September 30, 2026, compared to the same periods in 2025, in Purchased Power Expense is offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, and materials	$36	$76
Storm-related costs	(8)	1
BSC costs	8	20
Pension and non-pension postretirement benefits expense	3	8
Other(a)	(6)	(46)
	33	59
Regulatory required programs	22	37
Total increase	$55	$96
__________
(a)Primarily reflects the disallowance of certain capitalized costs in regulatory matters during the three months ended March 31, 2025.

ComEd
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase	Increase
Depreciation and amortization(a)	$20	$51
Regulatory asset amortization	23	45
Total increase	$43	$96
__________
(a)Reflects ongoing capital expenditures.
Taxes other than income taxes increased by $26 million and $42 million for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025, primarily due to increased Assistance Charges for Electricity Distributors and increased utility property taxes.
Interest expense, net increased by $14 million and $33 million for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025, primarily due to an increase in outstanding debt.
Other, net increased $10 million and $30 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to higher AFUDC equity.
Effective income tax rates were 25.6% and 18.2% for the three months ended September 30, 2026 and 2025, respectively, and 25.1% and 18.2% for the nine months ended September 30, 2026 and 2025, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Operating revenues	$1,240	$1,180	$60	$3,794	$3,513	$281
Operating expenses
Purchased power and fuel	494	446	(48)	1,495	1,288	(207)
Operating and maintenance	313	241	(72)	949	872	(77)
Depreciation and amortization	126	115	(11)	373	336	(37)
Taxes other than income taxes	73	69	(4)	204	183	(21)
Total operating expenses	1,006	871	(135)	3,021	2,679	(342)
Operating income	234	309	(75)	773	834	(61)
Other income and (deductions)
Interest expense, net	(76)	(65)	(11)	(219)	(188)	(31)
Other, net	15	11	4	39	29	10
Total other income and (deductions)	(61)	(54)	(7)	(180)	(159)	(21)
Income before income taxes	173	255	(82)	593	675	(82)
Income taxes	8	5	(3)	31	23	(8)
Net income	$165	$250	$(85)	$562	$652	$(90)
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025. Net Income decreased by $85 million due to higher storm costs, tax repairs, some of which is timing, contracting, depreciation, and interest expense. The higher storm costs reflect the absence of extraordinary February and June storm cost deferrals recognized in the third quarter of 2025 and increased storm costs in the third quarter of 2026. These unfavorable impacts were partially offset by higher revenues, primarily due to the absence of surcharge credits to customers and favorable weather.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Net income decreased by $90 million due to higher storm costs, tax repairs, some of which is timing, contracting, depreciation, interest, and severance costs related to the cost management program. The higher storm costs reflect the absence of extraordinary storm cost deferrals recognized in the third quarter of 2025, partially offset by lower storm costs in 2026. These unfavorable impacts were partially offset by higher revenues, primarily due to the absence of surcharge credits to customers and favorable weather.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$19	$—	$19	$33	$7	$40
Volume	(14)	(1)	(15)	(24)	1	(23)
Pricing	(1)	2	1	4	2	6
Transmission	8	—	8	24	—	24
Other(a)	10	—	10	49	5	54
	22	1	23	86	15	101
Regulatory required programs	36	1	37	158	22	180
Total increase	$58	$2	$60	$244	$37	$281
__________
(a)Other revenues for the three and nine months ended September 30, 2026 increased primarily due to the absence of electric surcharge credits to customers recognized in 2025.

PECO
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three and nine months ended September 30, 2026, compared to the same period in 2025, Operating revenues related to weather increased due to favorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three and nine months ended September 30, 2026, compared to the same period in 2025, and normal weather consisted of the following:

	Three Months Ended September 30,			% Change
PECO Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	12	—	19	N/A	(36.8)%
Cooling Degree-Days	1,175	1,095	1,038	7.3%	13.2%
	Nine Months Ended September 30,			% Change
	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	2,732	2,684	2,793	1.8%	(2.2)%
Cooling Degree-Days	1,711	1,521	1,426	12.5%	20.0%
Volume. Electric volume, exclusive of the effects of weather, for the three and nine months ended September 30, 2026 compared to the same period in 2025, decreased due to customer load. Natural gas volume for the three and nine months ended September 30, 2026, compared to the same period in 2025, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2026	2025			2026	2025
Residential	4,100	4,063	0.9%	(4.3)%	11,094	10,952	1.3%	(2.0)%
Small commercial & industrial	2,059	2,057	0.1%	(4.0)%	5,811	5,835	(0.4)%	(2.2)%
Large commercial & industrial	3,807	3,731	2.0%	1.9%	10,365	10,470	(1.0)%	(1.8)%
Public authorities & electric railroads	169	159	6.3%	6.3%	502	511	(1.8)%	(1.8)%
Total electric retail deliveries(a)	10,135	10,010	1.2%	(1.8)%	27,772	27,768	—%	(2.0)%

	At September 30,
Number of Electric Customers	2026	2025
Residential	1,537,965	1,539,345
Small commercial & industrial	154,259	154,955
Large commercial & industrial	3,133	3,159
Public authorities & electric railroads	10,141	10,343
Total	1,705,498	1,707,802
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

PECO

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2026	2025			2026	2025
Residential	2,221	2,064	7.6%	5.1%	29,182	28,469	2.5%	—%
Small commercial & industrial	1,932	2,243	(13.9)%	(15.1)%	16,355	16,046	1.9%	—%
Large commercial & industrial	—	—	N/A	(2.6)%	(9)	14	(164.3)%	(8.1)%
Transportation	5,267	5,081	3.7%	(33.8)%	18,987	17,759	6.9%	(2.9)%
Total natural gas deliveries(a)	9,420	9,388	0.3%	(0.2)%	64,515	62,288	3.6%	2.1%

	At September 30,
Number of Natural Gas Customers	2026	2025
Residential	511,031	510,166
Small commercial & industrial	44,382	44,603
Large commercial & industrial	7	7
Transportation	600	619
Total	556,020	555,395
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three and nine months ended September 30, 2026, compared to the same period in 2025, remained relatively consistent.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue for the three and nine months ended September 30, 2026, compared to the same period in 2025, increased primarily due to increases in the underlying costs and capital investments.
Other Revenue primarily includes revenue related to late payment charges. Other revenue for the three and nine months ended September 30, 2026, compared to the same period in 2025, increased primarily due to the absence of electric surcharge credits to customers recognized in 2025.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense, and Income taxes. One of our larger regulatory required programs is our customer choice program where customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. Customer choice programs do not impact the volume of deliveries as PECO remains the distribution service provider for all customers and charges a regulated rate for distribution service. For customers that choose to purchase electric generation or natural gas from competitive suppliers, this is treated as a pass through for PECO and therefore, financial results are not impacted if customers purchase electricity or natural gas supply from these alternative suppliers. For customers that choose to purchase electric generation or natural gas from PECO, PECO is permitted to recover costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $48 million and $207 million for the three and nine months ended September 30, 2026, compared to the same period in 2025, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

PECO
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials(a)	$6	$53
Storm-related costs(b)	81	42
BSC costs	(3)	10
Pension and non-pension postretirement benefit expense	1	4
Credit loss expense	(2)	(6)
Other	3	16
	86	119
Regulatory required programs	(14)	(42)
Total increase	$72	$77
__________
(a)Reflects severance related to cost management program.
(b)Increase primarily due to the absence of $53 million deferral for extraordinary February and June storm costs recognized in the third quarter of 2025.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$11	$38
Regulatory asset amortization	—	(1)
Total increase	$11	$37
__________
(a)Depreciation and amortization expense increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased by $4 million and $21 million for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025, primarily due to higher Pennsylvania gross receipts tax.
Interest expense, net increased by $11 million and $31 million for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025, primarily due to an increase in interest rates and higher outstanding debt.
Effective income tax rates were 4.6% and 2.0% for the three months ended September 30, 2026 and 2025, respectively, and 5.2% and 3.4% for the nine months ended September 30, 2026 and 2025, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Operating revenues	$1,363	$1,209	$154	$4,409	$3,791	$618
Operating expenses
Purchased power and fuel	650	568	(82)	2,002	1,584	(418)
Operating and maintenance	292	239	(53)	910	807	(103)
Depreciation and amortization	161	155	(6)	496	473	(23)
Taxes other than income taxes	100	93	(7)	301	273	(28)
Total operating expenses	1,203	1,055	(148)	3,709	3,137	(572)
Operating income	160	154	6	700	654	46
Other income and (deductions)
Interest expense, net	(73)	(64)	(9)	(202)	(183)	(19)
Other, net	26	15	11	64	35	29
Total other income and (deductions)	(47)	(49)	2	(138)	(148)	10
Income before income taxes	113	105	8	562	506	56
Income taxes	23	23	—	119	108	(11)
Net income	$90	$82	$8	$443	$398	$45
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025. Net income increased $8 million primarily due to approved distribution and transmission rates and a decrease in contracting and various operating expenses, partially offset by project impairments.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Net income increased $45 million primarily due to approved distribution and transmission rates, the absence of the derecognition of regulatory assets for multi-year plan reconciliations that occurred during the second quarter of 2025, and a decrease in contracting and various operating expenses, partially offset by project impairments, an increase in credit loss expense, and severance costs related to the cost management program.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$14	$7	$21	$29	$36	$65
Transmission	6	—	6	7	—	7
Other	2	(1)	1	15	1	16
	22	6	28	51	37	88
Regulatory required programs	133	(7)	126	539	(9)	530
Total increase	$155	$(1)	$154	$590	$28	$618
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

BGE

	At September 30,
Number of Electric Customers	2026	2025
Residential	1,230,325	1,220,937
Small commercial & industrial	115,037	115,246
Large commercial & industrial	13,467	13,432
Public authorities & electric railroads	250	254
Total	1,359,079	1,349,869

	At September 30,
Number of Natural Gas Customers	2026	2025
Residential	663,403	660,241
Small commercial & industrial	37,620	37,731
Large commercial & industrial	6,419	6,404
Total	707,442	704,376
Distribution Revenue increased for the three and nine months ended September 30, 2026, compared to the same period in 2025, due to favorable impacts of the multi-year plans.
Transmission Revenue Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and nine months ended September 30, 2026, compared to the same period in 2025, primarily due to increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other Revenue increased for the three and nine months ended September 30, 2026 as compared to the same period in 2025, primarily driven by increases in late payment charges.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. One of our larger regulatory required programs is our customer choice program where customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. Customer choice programs do not impact the volume of deliveries as BGE remains the distribution service provider for all customers and charges a regulated rate for distribution service. For customers that choose to purchase electric generation or natural gas from competitive suppliers, this is treated as a pass through for BGE and therefore, financial results are not impacted if customers purchase electricity or natural gas supply from these alternative suppliers. For customers that choose to purchase electric generation or natural gas from BGE, BGE is permitted to recover costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $82 million and $418 million for the three and nine months ended September 30, 2026, compared to the same period in 2025, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
Project impairments(a)	$37	$37
Credit loss expense	(6)	30
BSC costs	(4)	7
Storm-related costs	4	—
Pension and non-pension postretirement benefits expense	(4)	(14)
Labor, other benefits, contracting and materials(b)	(11)	(28)
Other(c)	—	(19)
	16	13
Regulatory required programs(d)	37	90
Total increase	$53	$103
__________
(a)See Note 6 — Property, Plant, and Equipment for additional information.
(b)Reflects severance related to cost management program.
(c)Reflects the absence of the derecognition of regulatory assets for multi-year plan reconciliations that occurred during the second quarter of 2025. Please refer to 2025 10-K Note 2 — Regulatory Matters for additional information.
(d)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters for additional information.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization	$7	$25
Regulatory required programs(a)	2	8
Regulatory asset amortization	(3)	(10)
Total increase	$6	$23
__________
(a)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters for additional information.
Taxes other than income taxes increased by $7 million and $28 million for the three and nine months ended September 30, 2026, compared to the same period in 2025, primarily due to increased property taxes.
Interest expense, net increased $9 million and $19 million for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025, primarily due to the issuance of debt in the second quarter of 2026.
Other, net increased by $11 million and $29 million for the three and nine months ended September 30, 2026 compared to the same period in 2025, primarily due to increased interest income and higher AFUDC equity.
Effective income tax rates were 20.4% and 21.9% for the three months ended September 30, 2026 and 2025, and 21.2% and 21.3% for the nine months ended September 30, 2026 and 2025. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services, and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three and nine months ended September 30, 2026 compared to the same periods in 2025. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended September 30,		(Unfavorable) Favorable Variance	Nine Months Ended September 30,		(Unfavorable) Favorable Variance
	2026	2025		2026	2025
PHI	$187	$291	$(104)	$465	$628	$(163)
Pepco	40	156	(116)	173	337	(164)
DPL	61	55	6	164	163	1
ACE	90	82	8	139	138	1
Other(a)	(4)	(2)	(2)	(11)	(10)	(1)
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025. Net Income decreased by $104 million primarily due to write-offs associated with Pepco's Maryland Base Rate Case and increases in storm costs, depreciation and interest expense, partially offset by an increase in approved distribution rates and favorable weather conditions at DPL.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Net Income decreased by $163 million primarily due to write-offs associated with Pepco's Maryland Base Rate Case and multi-year rate plan reconciliation, increases in storm costs, depreciation and interest expense, severance costs related to the cost management program, and various operating expenses, partially offset by an increase in approved distribution rates.

Pepco

Results of Operations — Pepco

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Operating revenues	$1,127	$992	$135	$2,975	$2,626	$349
Operating expenses
Purchased power	450	367	(83)	1,178	942	(236)
Operating and maintenance	354	154	(200)	762	466	(296)
Depreciation and amortization	115	110	(5)	343	321	(22)
Taxes other than income taxes	128	122	(6)	359	344	(15)
Total operating expenses	1,047	753	(294)	2,642	2,073	(569)
Gain on sale of assets	—	—	—	—	1	(1)
Operating income	80	239	(159)	333	554	(221)
Other income and (deductions)
Interest expense, net	(57)	(53)	(4)	(168)	(159)	(9)
Other, net	13	11	2	37	31	6
Total other income and (deductions)	(44)	(42)	(2)	(131)	(128)	(3)
Income before income taxes	36	197	(161)	202	426	(224)
Income taxes	(4)	41	45	29	89	60
Net income	$40	$156	$(116)	$173	$337	$(164)
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025. Net Income decreased by $116 million primarily due to write-offs associated with Pepco's Maryland Base Rate Case, and increases in depreciation and interest expense, partially offset by an increase in approved distribution rates.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Net Income decreased by $164 million primarily due to write-offs associated with Pepco's Maryland Base Rate Case and multi-year rate plan reconciliation, increases in depreciation and interest expense, severance costs related to the cost management program, and various operating expenses, partially offset by an increase in approved distribution rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase	Increase
Distribution	$17	$25
Transmission	4	9
Other	5	10
	26	44
Regulatory required programs	109	305
Total increase	$135	$349
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

Pepco

	At September 30,
Number of Electric Customers in Maryland	2026	2025
Residential	561,882	559,986
Small commercial & industrial	30,545	30,485
Large commercial & industrial	19,080	19,086
Public authorities & electric railroads	183	177
Total	611,690	609,734
Distribution Revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to favorable impacts of the District of Columbia multi-year plans and customer growth in Maryland.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to increases in underlying costs and capital investments.
Other Revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues, and recoveries of other taxes.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. One of our larger regulatory required programs is our customer choice program where customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as Pepco remains the distribution service provider for all customers and charges a regulated rate for distribution service. For customers that choose to purchase electric generation from competitive suppliers, this is treated as a pass through for Pepco and therefore, financial results are not impacted if customers purchase electricity supply from these alternative suppliers. For customers that choose to purchase electric generation from Pepco, Pepco is permitted to recover the costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $83 million and $236 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
Write-offs associated with Maryland rate orders(a)	$180	$206
Labor, other benefits, contracting, and materials(b)	(6)	21
BSC and PHISCO costs	1	14
Storm-related costs	4	2
Credit loss expense	3	(1)
Pension and non-pension postretirement benefits expense	—	(1)
Other	—	2
	182	243

Regulatory required programs(c)	18	53
Total increase	$200	$296
_________

Pepco

(a)Reflects the write-offs associated with Pepco's Maryland Base Rate Case and multi-year rate plan reconciliation. See Note 2 — Regulatory Matters for additional information.
(b)Reflects severance related to cost management program.
(c)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters for additional information.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase	Increase
Depreciation and amortization(a)	$4	$17
Regulatory required programs(b)	1	5
Total increase	$5	$22
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters additional information.
Taxes other than income taxes increased $6 million and $15 million for the three and nine months ended September 30, 2026, respectively, compared to the same period 2025, primarily due to increases in utility taxes and property taxes.
Interest expense, net increased $4 million and $9 million for the three and nine months ended September 30, 2026, respectively, compared to the same period 2025, primarily due to the issuance of debt in 2026.
Effective income tax rates were (11.1)% and 20.8% for the three months ended September 30, 2026 and 2025, respectively, and 14.4% and 20.9% for the nine months ended September 30, 2026 and 2025, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Operating revenues	$556	$491	$65	$1,632	$1,460	$172
Operating expenses
Purchased power and fuel	264	219	(45)	747	637	(110)
Operating and maintenance	108	94	(14)	339	296	(43)
Depreciation and amortization	67	63	(4)	200	189	(11)
Taxes other than income taxes	16	21	5	66	63	(3)
Total operating expenses	455	397	(58)	1,352	1,185	(167)
Operating income	101	94	7	280	275	5
Other income and (deductions)
Interest expense, net	(28)	(26)	(2)	(81)	(75)	(6)
Other, net	7	4	3	14	12	2
Total other income and (deductions)	(21)	(22)	1	(67)	(63)	(4)
Income before income taxes	80	72	8	213	212	1
Income taxes	19	17	(2)	49	49	—
Net income	$61	$55	$6	$164	$163	$1

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025. Net income increased by $6 million primarily due to favorable weather conditions at Delaware electric and natural gas service territories, an increase in approved Delaware electric distribution and natural gas rates, and a decrease in property taxes partially offset by an increase in storm costs.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Net income remained relatively consistent.

The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$3	$—	$3	$6	$2	$8
Volume	1	(1)	—	2	(2)	—
Distribution	3	2	5	11	12	23
Transmission	3	—	3	8	—	8
Other	—	—	—	(1)	—	(1)
	10	1	11	26	12	38
Regulatory required programs	43	11	54	98	36	134
Total increase	$53	$12	$65	$124	$48	$172
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these

DPL

weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three and nine months ended September 30, 2026 compared to the same period in 2025, Operating revenues related to weather increased due to favorable weather conditions in DPL's Delaware electric and natural gas service territories.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL's Delaware service territory for the three and nine months ended September 30, 2026, compared to same periods in 2025 and normal weather consisted of the following:

	Three Months Ended September 30,			% Change
Delaware Electric Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	28	3	27	833.3%	3.7%
Cooling Degree-Days	981	897	923	9.4%	6.3%

	Nine Months Ended September 30,			% Change
Delaware Electric Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	2,934	2,774	2,871	5.8%	2.2%
Cooling Degree-Days	1,393	1,296	1,273	7.5%	9.4%

	Three Months Ended September 30,			% Change
Delaware Natural Gas Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	28	3	32	833.3%	(12.5)%

	Nine Months Ended September 30,			% Change
Delaware Natural Gas Service Territory	2026	2025	Normal	2026 vs. 2025	2026 vs. Normal
Heating Degree-Days	2,934	2,774	2,957	5.8%	(0.8)%
Volume, exclusive of the effects of weather, remained relatively consistent for the three and nine months ended September 30, 2026 compared to the same periods in 2025.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2026	2025			2026	2025
Residential	980	928	5.6%	1.8%	2,647	2,533	4.5%	1.9%
Small commercial & industrial	404	389	3.9%	2.1%	1,125	1,112	1.2%	0.1%
Large commercial & industrial	806	873	(7.7)%	(8.6)%	2,247	2,329	(3.5)%	(3.9)%
Public authorities & electric railroads	6	8	(25.0)%	(24.7)%	(4)	23	(117.4)%	(117.1)%
Total electric retail deliveries(a)	2,196	2,198	(0.1)%	(2.3)%	6,015	5,997	0.3%	(1.2)%

	At September 30,
Number of Total Electric Customers (Maryland and Delaware)	2026	2025
Residential	497,718	494,232
Small commercial & industrial	65,857	65,322
Large commercial & industrial	1,287	1,257
Public authorities & electric railroads	631	632
Total	565,493	561,443

DPL

__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended September 30,		% Change	Weather - Normal % Change(b)	Nine Months Ended September 30,		% Change	Weather - Normal % Change(b)
	2026	2025			2026	2025
Residential	405	409	(1.0)%	(9.3)%	5,812	5,802	0.2%	(3.8)%
Small commercial & industrial	368	375	(1.9)%	(6.9)%	2,979	2,881	3.4%	(0.9)%
Large commercial & industrial	411	404	1.7%	1.8%	1,239	1,237	0.2%	0.2%
Transportation	1,146	1,239	(7.5)%	(8.3)%	4,443	4,626	(4.0)%	(5.3)%
Total natural gas deliveries(a)	2,330	2,427	(4.0)%	(6.6)%	14,473	14,546	(0.5)%	(3.4)%

	At September 30,
Number of Delaware Natural Gas Customers	2026	2025
Residential	132,182	131,494
Small commercial & industrial	10,188	10,134
Large commercial & industrial	14	14
Transportation	156	160
Total	142,540	141,802
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue remained relatively consistent for the three months ended September 30, 2026 compared to the same period in 2025. During the nine months ended September 30, 2026, compared to the same period in 2025, distribution revenue increased primarily due to Delaware natural gas rates that became effective in 2025 & electric distribution rates that became effective in 2026.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. During the three and nine months ended September 30, 2026 compared to the same period in 2025, transmission revenue increased due to increases in underlying costs and capital investments.
Other Revenue includes rental revenue, service connection fees, and mutual assistance revenues.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. One of our larger regulatory required programs is our customer choice program where customers have the choice to purchase electricity from competitive electric generation suppliers; however, only certain commercial and industrial customers have the choice to purchase natural gas from competitive natural gas suppliers. Customer choice programs do not impact the volume of deliveries as DPL remains the distribution service provider for all customers and charges a regulated rate for distribution service. For customers that choose to purchase electric generation or natural gas from competitive suppliers, this is treated as a pass through for DPL and therefore, financial results are not impacted if customers purchase electricity or natural gas supply from these alternative suppliers. For customers that choose to purchase electric generation or natural gas from DPL, DPL is permitted to recover costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $45 million and $110 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

DPL

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, and materials(a)	$1	$12
BSC and PHISCO costs	(1)	5
Storm-related costs	5	8
Credit loss expense	2	(1)
Other	(1)	—
	6	24
Regulatory required programs(b)	8	19
Total increase	$14	$43
__________
(a)Reflects severance related to the cost management program.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$4	$11
Regulatory asset amortization	—	(1)
Regulatory required programs(b)	—	1
Total increase	$4	$11
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Reflects the cost recovery associated with EmPOWER Maryland. Please refer to 2025 10-K Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information

Taxes other than income taxes decreased by $5 million for the three months ended September 30, 2026, compared to the same period in 2025 primarily due to a decrease in property taxes. For the nine months ended September 30, 2026 compared to the same period in 2025 taxes other than income taxes remained relatively consistent.
Interest Expense, net increased by $2 million and $6 million for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025 primarily due to the issuance of debt in 2026.
Effective income tax rates were 23.8% and 23.6% for the three months ended September 30, 2026 and 2025, respectively, and 23.0% and 23.1% for the nine months ended September 30, 2026 and 2025, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2026	2025		2026	2025
Operating revenues	$579	$570	$9	$1,402	$1,328	$74
Operating expenses
Purchased power	276	286	10	668	616	(52)
Operating and maintenance	92	92	—	285	277	(8)
Depreciation and amortization	67	61	(6)	195	188	(7)
Taxes other than income taxes	2	2	—	8	7	(1)
Total operating expenses	437	441	4	1,156	1,088	(68)
Operating income	142	129	13	246	240	6
Other income and (deductions)
Interest expense, net	(23)	(20)	(3)	(67)	(62)	(5)
Other, net	3	2	1	8	8	—
Total other income and (deductions)	(20)	(18)	(2)	(59)	(54)	(5)
Income before income taxes	122	111	11	187	186	1
Income taxes	32	29	3	48	48	—
Net income	$90	$82	8	$139	$138	$1

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025. Net income increased by $8 million primarily due to an increase in approved distribution rates, partially offset by an increase in storm costs, interest and depreciation expense.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025. Net income remained relatively consistent.
The changes in Operating revenues consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase
Distribution	$16	$23
Transmission	3	12
	19	35
Regulatory required programs	(10)	39
Total increase	$9	$74
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

ACE

	At September 30,
Number of Electric Customers	2026	2025
Residential	512,248	509,739
Small commercial & industrial	63,063	62,923
Large commercial & industrial	2,663	2,730
Public authorities & electric railroads	782	745
Total	578,756	576,137
Distribution Revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to approved distribution rates that became effective in December 2025 as well as an increase in customer growth.
Transmission Revenues Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to increases in underlying costs and capital investment.
Other Revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues, and recoveries of other taxes.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. One of our larger regulatory required programs is our customer choice program where customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as ACE remains the distribution service provider for all customers and charges a regulated rate for distribution service. For customers that choose to purchase electric generation from competitive suppliers, this is treated as a pass through for ACE and therefore, financial results are not impacted if customers purchase electricity supply from these alternative suppliers. For customers that choose to purchase electric generation from ACE, ACE is permitted to recover costs from customers.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The decrease of $10 million and increase $52 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase (Decrease)	Increase (Decrease)
Storm-related costs	$5	$8
Credit loss expense	2	—
Labor, other benefits, contracting, and materials(a)	(4)	2
BSC and PHISCO costs	(3)	1
Pension and non-pension postretirement benefits expense	—	(1)
Other	1	3
	1	13
Regulatory required programs	(1)	(5)
Total increase	$—	$8
_________
(a)Reflects severance related to cost management program.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$1	$6
Regulatory asset amortization	4	12
Regulatory required programs	1	(11)
Total increase	$6	$7
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Interest expense, net increased $3 million and $5 million for the three and nine months ended September 30, 2026, respectively, compared to the same period 2025, primarily due to the issuance of debt in 2026.
Effective income tax rates were 26.2% and 26.1% for the three months ended September 30, 2026 and 2025, respectively, and 25.7% and 25.8% for the nine months ended September 30, 2026 and 2025, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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
See Note 2 — Regulatory Matters of the 2025 Form 10-K and Notes 2 — Regulatory Matters and 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the nine months ended September 30, 2026 and 2025 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net (loss) income	$(130)	$62	$(90)	$45	$(163)	$(164)	$1	$1
Adjustments to reconcile net income to cash:
Non-cash operating activities	200	(180)	357	195	235	165	18	50
Collateral received (paid), net	64	22	(6)	(2)	37	7	(1)	30
Income taxes	(155)	(60)	(282)	(195)	11	27	(6)	(2)
Pension and non-pension postretirement benefit contributions	(57)	(31)	(2)	(7)	(12)	—	—	(12)
Regulatory assets and liabilities, net	(673)	(898)	(22)	156	72	53	33	(16)
Changes in working capital and other assets and liabilities	1,145	1,119	32	(177)	71	9	53	(14)
Increase (decrease) in cash flows from operating activities	$394	$34	$(13)	$15	$251	$97	$98	$37
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
•Changes in collateral depended upon whether the Registrant was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties remained relatively consistent comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025. See Note 9 — Derivative Financial Instruments for additional information.
•See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in Pension and non-pension postretirement benefit contributions relates to Exelon's increased contributions to the Qualified Plans during the nine months ended September 30, 2026. See Note 12 — Retirement Benefits of the 2025 Form 10-K for additional information.
•Changes in regulatory assets and liabilities, net, are due to the timing of cash payments for costs recoverable, or cash receipts for costs recovered, under our regulatory mechanisms differing from the recovery period of those costs. ComEd recognized a reduction in regulatory liabilities of $670 million and an increase in regulatory assets of $9 million related to CMCs for the nine months ended September 30, 2026 and a decrease in regulatory assets of $84 million related to CMCs for the nine months ended September 30, 2025. Included within the change in 2026 are payments for CMC nuclear production tax credits, which relate to a decrease in Accounts Receivable. ComEd's energy efficiency program recognized changes of $330 million and $311 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, ComEd recognized changes in the distributed generation rebates programs of $101 million and $63 million for the nine months ended September 30, 2026 and 2025, respectively. Also included within the changes is energy efficiency and demand response programs spend for DPL and ACE of $3 million and $64 million for the nine months ended September 30, 2026, and $11 million and $37 million for the nine months ended September 30, 2025, respectively. BGE and Pepco had no energy efficiency and demand response programs spend recorded to the regulatory asset for the nine months ended September 30, 2026 and $64 million and $27 million, respectively, for the nine months ended September 30, 2025. PECO had no energy efficiency and demand response programs spend recorded to the regulatory asset for the nine months ended September 30, 2026 and 2025.
•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate totaled $1,022 million and $1,145 million, respectively. The change in working capital and other noncurrent assets and liabilities for Exelon Corporate and the Utility Registrants is dependent upon the normal course of operations for all Registrants. For ComEd, it is also dependent upon whether the participating nuclear-powered generating facilities are owed money from ComEd as a result of the established pricing for CMCs. For the nine months ended September 30, 2026, the established pricing has resulted in ComEd receiving payments from nuclear-powered generating facilities, which is reported within the cash flows from operations as a change in Accounts receivable. This change corresponds to a change in the Carbon mitigation credit regulatory mechanism. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the nine months ended September 30, 2026 and 2025 by Registrant:

(Decrease) increase in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(704)	$(552)	$(135)	$(13)	$31	$(57)	$(27)	$(47)
Proceeds from sales of assets	(2)	—	—	—	(2)	(2)	—	—
Changes in intercompany money pool	—	—	(79)	—	—	(24)	—	—
Other investing activities	19	3	(11)	—	5	3	1	1
(Decrease) increase in cash flows from investing activities	$(687)	$(549)	$(225)	$(13)	$34	$(80)	$(26)	$(46)
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

Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the nine months ended September 30, 2026 and 2025 by Registrant:

Increase (decrease) in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$1,101	$36	$192	$175	$(248)	$(166)	$(50)	$(32)
Long-term debt, net	(1,293)	200	(300)	(75)	50	25	25	—
Changes in intercompany money pool	—	—	—	—	15	—	—	24
Issuance of common stock	310	—	—	—	—	—	—	—
Dividends paid on common stock	(82)	(44)	—	(47)	—	105	30	3
Distributions to member	—	—	—	—	138	—	—	—
Contributions from parent/member	—	272	16	(59)	(83)	86	6	(5)
Other financing activities	17	(8)	5	(2)	(2)	—	1	—
Increase (decrease) in cash flows from financing activities	$53	$456	$(87)	$(8)	$(130)	$50	$12	$(10)
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
•Issuance of common stock relates to issuances of Exelon common stock during the second and third quarter of 2026. See Note 13 — Shareholders' Equity of the Combined Notes to Consolidated Financial Statements for additional information.
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
During the nine months ended September 30, 2026, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Senior Notes	3.40%	April 15, 2026	$750
ComEd	First Mortgage Bonds	2.55%	June 15, 2026	$500
BGE	Senior Notes	2.40%	August 15, 2026	$350

Dividends
Quarterly dividends declared by the Exelon Board of Directors during the nine months ended September 30, 2026 and for the fourth quarter of 2026 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2026	February 12, 2026	March 2, 2026	March 13, 2026	$0.4200
Second Quarter 2026	April 28, 2026	June 4, 2026	June 15, 2026	$0.4200
Third Quarter 2026	July 28, 2026	September 4, 2026	September 15, 2026	$0.4200
Fourth Quarter 2026	October 30, 2026	December 4, 2026	December 15, 2026	$0.4200
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2026. The 2026 quarterly dividend will be $0.42 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.5 billion was available to support additional commercial paper as of September 30, 2026, and of which no financial institution has more than 6.2% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the nine months ended September 30, 2026 to fund their short-term liquidity needs, when necessary. Exelon Corporate and the Utility Registrants each have a 5-year revolving credit facility. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2025 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
At-the-Market Program
On May 2, 2025, Exelon executed an equity distribution agreement ("2025 Equity Distribution Agreement"), with certain sales agents and forward sellers and certain forward purchasers, establishing an ATM equity distribution program which it may offer and sell shares of its Common stock, having an aggregate gross sales price of up to $2.5 billion through May 2, 2028. Exelon has no obligation to offer or sell any shares of Common stock under the 2025 Equity Distribution Agreement and may, at any time, suspend or terminate offers and sales under the 2025 Equity Distribution Agreement. Exelon issued the following shares of Common stock in the second and third quarters of 2026:

Effective Period	Shares Issued (in millions)	Weighted-Average Net Price	Net Proceeds (a) (in millions)
Q2 2026 (b)	8.7	$44.03	$382
Q3 2026 (c)	2.3	$43.29	$101
_________
(a)Proceeds were used for general corporate purposes.
(b)In the second quarter of 2026, Exelon settled all forward sale agreements with a November 16, 2026 maturity date and a portion of the forward sale agreements with December 15, 2026 and July 30, 2027 maturity dates that were entered into by various forward sellers under the ATM program as outlined below.
(c)In the third quarter of 2026, Exelon settled a forward sale agreement with a December 15, 2026 maturity date that was entered into by the forward seller under the ATM program as outlined below.

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
No amounts have been or will be recorded on Exelon's Consolidated Balance Sheet with respect to the equity offerings until the equity forward sale agreements have been settled. Each initial forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements. Until settlement of the equity forward, earnings per share dilution resulting from the agreement, if any, will be determined under the treasury stock method. For the three and nine months ended September 30, 2026, approximately 16.5 million and 16.3 million shares, respectively, under the forward sale agreements were not included in the calculation of diluted earnings per share because their effect would have been antidilutive.
Inclusive of the impact of the forward sale agreements, $1.0 billion of Common stock remained available for sale pursuant to the ATM program as of September 30, 2026.
Incremental Collateral Requirements
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at September 30, 2026 and available credit facility capacity prior to any incremental collateral at September 30, 2026:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$36	$—	$985
PECO	7	26	596
BGE	12	14	573
Pepco	—	—	297
DPL	—	10	299
ACE	—	—	298
__________
(a)Represents incremental collateral related to natural gas procurement contracts.

Capital Expenditure Spending
As of September 30, 2026, the most recent estimates of capital expenditures for plant additions and improvements for 2026 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$9,900
ComEd	1,100	2,400	N/A	3,500
PECO	450	1,325	400	2,175
BGE	1,075	575	525	2,175
PHI	725	1,250	50	2,050
Pepco	325	650	N/A	975
DPL	225	325	50	625
ACE	175	275	N/A	450
__________
(a)Numbers rounded to the nearest $25M and may not sum due to rounding.
Projected capital expenditures and other investments to serve customers are subject to periodic review and revision to reflect changes in economic conditions and other factors.
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
While OPEB plans are also not subject to statutory minimum contribution requirements, Exelon does fund certain of its plans. For Exelon's funded OPEB plans, contributions generally equal accounting costs. However, Exelon’s management has historically considered several factors in determining the level of contributions to its OPEB plans, including liabilities management, levels of benefit claims paid, and regulatory implications (amounts deemed prudent to meet regulatory expectations and best assure continued rate recovery).
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
See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ credit facilities and short-term borrowing activity.
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
The credit ratings for Exelon, ComEd, PHI, Pepco, DPL, and ACE did not change for the nine months ended September 30, 2026. On April 30, 2026, S&P lowered its long-term issuer credit rating and senior unsecured debt rating for BGE from 'A' to 'A-', and its short-term commercial paper rating for BGE from 'A-1' to 'A-2'. On July 15, 2026, Moody's lowered PECO's long-term issuer rating from 'A2' to 'A3', its senior secured debt rating from 'Aa3' to 'A1', and short-term commercial paper rating from 'P-1' to 'P-2'.

Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of September 30, 2026, are presented in the following table:

	During the Nine Months Ended September 30, 2026		At September 30, 2026
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$510	$—	$96
PECO	383	(63)	301
BSC	—	(461)	(354)
PHI Corporate	—	(134)	(96)
PCI	65	—	53

	During the Nine Months Ended September 30, 2026		At September 30, 2026
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$116	$—	$24
DPL	—	(85)	—
ACE	—	(73)	(24)
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

Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	At September 30, 2026
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(c)	FERC	December 31, 2027	$2,500	ICC	January 1, 2027, May 1, 2027, & January 1, 2029	$2,968
PECO	FERC	December 31, 2027	1,500	PAPUC	December 31, 2027	1,100
BGE	FERC	December 31, 2027	900	MDPSC	N/A	925
Pepco(a)	FERC	December 31, 2027	700	MDPSC / DCPSC	December 31, 2028	800
DPL(a)	FERC	December 31, 2027	700	MDPSC / DEPSC	December 31, 2028	550
ACE(b)	NJBPU	January 1, 2028	350	NJBPU	December 31, 2026	525
__________

(a)The financing authority filed with MDPSC does not have an expiration date, while the financing authority filed with DCPSC and DEPSC have an expiration date of December 31, 2028.
(b)On June 4, 2026, ACE filed an application with the NJBPU to extend its long-term financing authority through December 31, 2028. ACE expects approval of its application by November 20, 2026.
(c)On October 15, 2026, ComEd filed an application with the ICC requesting authority to refinance up to $900 million of existing indebtedness. ComEd requested approval of its application by January 22, 2027.

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
For additional information on these contracts, see Note 2 — Regulatory Matters and Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements.

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

	Maturities Within						Total Fair Value
Commodity derivative contracts(a):	2026	2027	2028	2029	2030	2031 and Beyond
Prices based on model or other valuation methods (Level 3)	$(8)	$(20)	$(20)	$(21)	$(20)	$(28)	$(117)
_________
(a)Represents ComEd's net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
Credit Risk (All Registrants)
Credit risk for the Utility Registrants is governed by credit and collection policies, which are aligned with state regulatory requirements. The Utility Registrants are currently obligated to provide service to all electric customers within their franchised territories. The Utility Registrants record an allowance for credit losses, based upon historical experience, current information, and forward-looking risk factors, to provide for the potential loss from nonpayment by these customers. The Utility Registrants will monitor nonpayment from customers and will make any necessary adjustments to the allowance for credit losses. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements of the 2025 Form 10-K for the allowance for credit losses policy. The Utility Registrants did not have any customers representing over 10% of their revenues as of September 30, 2026. See Note 2 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information.
ITEM 4.    CONTROLS AND PROCEDURES
During the third quarter of 2026, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this report, pursuant to Exchange Act Rules 13a‑15(b) and 15d‑15(b). These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of September 30, 2026, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective (Item 307 of Regulation S‑K).
Changes in Internal Control Over Financial Reporting
The Registrants continually strive to improve disclosure controls and procedures to enhance the quality of financial reporting and to maintain dynamic systems that change as conditions warrant. During the first quarter of 2026, a new ERP system was implemented for a majority of the financial accounting systems, which is expected to improve the efficiency of certain financial and related transaction processes. As part of the implementation of the ERP, the Registrants modified certain existing internal controls and implemented certain new controls in order to align the financial accounting processes with the new ERP system. The Registrants do not believe that any of these modifications or new controls have materially affected, or are reasonably likely to affect, internal control over financial reporting. There have been no other changes in internal control over financial reporting that occurred during the three and nine months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of the 2025 Form 10-K, (b) Notes 2 — Regulatory Matters and 16 — Commitments and Contingencies of the 2025 Form 10-K, and (c) Notes 2 — Regulatory Matters and 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At September 30, 2026, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2025 Form 10-K in ITEM 1A. RISK FACTORS.
ITEM 5.    OTHER INFORMATION
All Registrants
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.
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
(4) Instruments Defining the Rights of Securities Holders, Including Indentures

PECO Energy Company
Exhibit No.	Description	Location
4-1	One Hundred and Twenty-Sixth Supplemental Indenture dated as of July 15, 2026 from PECO to U.S. Bank National Association, as trustee	File No. 000-16844, Form 8-K dated August 10, 2026, Exhibit 4.1

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 filed by the following officers for the following companies:

Exelon Corporation
Exhibit No.	Description
31-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

31-2	Filed by Robert A. Kleczynski for Exelon Corporation

Commonwealth Edison Company
Exhibit No.	Description
31-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

31-4	Filed by Joshua S. Levin for Commonwealth Edison Company

PECO Energy Company
Exhibit No.	Description
31-5	Filed by Michael A. Innocenzo for PECO Energy Company

31-6	Filed by Marissa E. Humphrey for PECO Energy Company

Baltimore Gas and Electric Company
Exhibit No.	Description
31-7	Filed by Tamla A. Olivier for Baltimore Gas and Electric Company

31-8	Filed by Michael J. Cloyd for Baltimore Gas and Electric Company

Pepco Holdings LLC
Exhibit No.	Description
31-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

31-10	Filed by Elizabeth Morgan Downs O'Donnell for Pepco Holdings LLC

Potomac Electric Power Company
Exhibit No.	Description
31-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

31-12	Filed by Elizabeth Morgan Downs O'Donnell for Potomac Electric Power Company

Delmarva Power & Light Company
Exhibit No.	Description
31-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

31-14	Filed by Elizabeth Morgan Downs O'Donnell for Delmarva Power & Light Company

Atlantic City Electric Company
Exhibit No.	Description
31-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

31-16	Filed by Elizabeth Morgan Downs O'Donnell for Atlantic City Electric Company
Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 filed by the following officers for the following companies:

Exelon Corporation
Exhibit No.	Description
32-1	Filed by Calvin G. Butler, Jr. for Exelon Corporation

32-2	Filed by Robert A. Kleczynski for Exelon Corporation

Commonwealth Edison Company
Exhibit No.	Description
32-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

32-4	Filed by Joshua S. Levin for Commonwealth Edison Company

PECO Energy Company
Exhibit No.	Description
32-5	Filed by Michael A. Innocenzo for PECO Energy Company

32-6	Filed by Marissa E. Humphrey for PECO Energy Company

Baltimore Gas and Electric Company
Exhibit No.	Description
32-7	Filed by Tamla A. Olivier for Baltimore Gas and Electric Company

32-8	Filed by Michael J. Cloyd for Baltimore Gas and Electric Company

Pepco Holdings LLC
Exhibit No.	Description
32-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

32-10	Filed by Elizabeth Morgan Downs O'Donnell for Pepco Holdings LLC

Potomac Electric Power Company
Exhibit No.	Description
32-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

32-12	Filed by Elizabeth Morgan Downs O'Donnell for Potomac Electric Power Company

Delmarva Power & Light Company
Exhibit No.	Description
32-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

32-14	Filed by Elizabeth Morgan Downs O'Donnell for Delmarva Power & Light Company

Atlantic City Electric Company
Exhibit No.	Description
32-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

32-16	Filed by Elizabeth Morgan Downs O'Donnell for Atlantic City Electric Company

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EXELON CORPORATION

/s/ CALVIN G. BUTLER, JR.	/s/ ROBERT A. KLECZYNSKI
Calvin G. Butler, Jr.	Robert A. Kleczynski
President, Chief Executive Officer (Principal Executive Officer), and Director	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ CAROLINE FULGINITI
Caroline Fulginiti
Vice President and Controller (Principal Accounting Officer)
October 30, 2026

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
October 30, 2026

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
October 30, 2026

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

/s/ CAROLINE FULGINITI
Caroline Fulginiti
Vice President and Controller, Exelon (Principal Accounting Officer, BGE)
October 30, 2026

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
October 30, 2026

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
October 30, 2026

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
October 30, 2026

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
October 30, 2026